Form 10-Q
period 2000-06-30
SUNRISE TELECOM INC
filed 2000-08-14
CIK 907152

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
       EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000.

                                      OR

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from          to             .

                        Commission File Number: 0-30757
                                _______________
                         Sunrise Telecom Incorporated
            (Exact name of Registrant as specified in its charter)
                                _______________


           Delaware                                    77-0291197
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

                22 Great Oaks Blvd., San Jose, California 95119
         (Address of principal executive offices, including zip code)


      Registrant's telephone number, including area code: (408) 363-8000
                                _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes [ ]   No [X]

As of August 4, 2000, there were 49,862,829 shares of the Registrant's Common Stock outstanding, par value $0.001.

                          SUNRISE TELECOM INCORPORATED
                               TABLE OF CONTENTS


                                                                                         Page
PART I.         Financial Information                                                   Number
                ---------------------                                                   -----

   Item 1       Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets as of June 30, 2000
                and December 31, 1999................................................        3

                Condensed Consolidated Statements of Operations for the three and six
                month periods ended June 30, 2000 and 1999...........................        4

                Condensed Consolidated Statements of Cash Flows for the six month
                periods ended June 30, 2000 and 1999.................................        5

                Notes to Condensed Consolidated Financial Statements.................        6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................        9

   Item 3       Quantitative and Qualitative Disclosures about Market Risk...........       23

PART II.        Other Information
                -----------------

   Item 1       Legal Proceedings....................................................       24

   Item 2       Changes in Securities................................................       24

   Item 3       Defaults Upon Senior Securities......................................       24

   Item 4       Submission of Matters to a Vote of Security Holders..................       24

   Item 5       Other Information....................................................       24

   Item 6       Exhibits and Reports on Form 8-K.....................................       24

Signatures...........................................................................       25

PART I.  Financial Information

ITEM 1.
                          SUNRISE TELECOM INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                                                  June 30,        December 31,
                                                                                   2000              1999
                                                                              ----------------  ---------------
                                   ASSETS
Current assets:
 Cash and cash equivalents                                                          $   1,513        $   8,615
 Accounts receivable, net of allowance for doubtful
  accounts of $356 and $252, respectively                                              18,341            9,524
 Inventories                                                                           13,562            7,612
 Prepaid expenses and other assets                                                      1,489              214
 Deferred tax assets                                                                    3,261            2,050
                                                                              ----------------  ---------------
   Total current assets                                                                38,166           28,015
Property and equipment, net                                                             6,653            4,417
Minority investment                                                                       887              646
Intangible assets, net of accumulated amortization of
   $1,194 and $222, respectively.                                                      12,480            2,324
Deferred tax assets                                                                       198                -
Other assets                                                                            2,908            2,864
                                                                              ----------------  ---------------
Total assets                                                                        $  61,292        $  38,266
                                                                              ================  ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                    $   4,980        $   1,701
 Current portion of notes payable                                                        4,283              219
 Other accrued expenses                                                                  8,321            6,841
 Income taxes payable                                                                    3,152            2,814
 Deferred revenue                                                                          470              411
                                                                              ----------------  ---------------
   Total current liabilities                                                            21,206           11,986
                                                                              ----------------  ---------------
Deferred tax liability                                                                       -              171
Notes payable, less current portion                                                        848              638
Stockholders' equity:
 Common stock                                                                               46               45
 Additional paid-in capital                                                             16,012            3,915
 Deferred stock-based compensation                                                      (7,708)          (2,065)
 Retained earnings                                                                      30,924           23,576
 Accumulated other comprehensive loss                                                      (36)               -
                                                                              ----------------  ---------------
Total stockholders' equity                                                              39,238           25,471
                                                                              ----------------  ---------------
Total liabilities and stockholders' equity                                           $  61,292        $  38,266
                                                                              ================  ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          SUNRISE TELECOM INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)



                                                                 Three Months                  Six Months
                                                                 Ended June 30,               Ended June 30,
                                                               2000          1999           2000           1999
                                                             ---------    ---------      ---------      ----------

Net sales                                                    $ 27,485      $ 16,410       $ 47,276       $ 24,500
Cost of sales                                                   7,982         4,001         13,570          6,282
                                                             --------      --------       --------      ---------
     Gross profit                                              19,503        12,409         33,706         18,218
                                                             --------      --------       --------      ---------
Operating expenses:
  Research and development                                      4,484         2,813          7,838          4,519
  Selling and marketing                                         5,376         4,157         10,454          6,287
  General and administrative                                    2,311         1,040          3,748          1,562
                                                             --------      --------       --------      ---------
     Total operating expenses                                  12,171         8,010         22,040         12,368
                                                             --------      --------       --------      ---------
     Income from operations                                     7,332         4,399         11,666          5,850
Other income (expense), net                                     (141)            39            (3)            110
                                                             --------      --------       --------      ---------
     Income before income taxes                                 7,191         4,438         11,663          5,960
Income taxes                                                    2,616         1,404          4,315          1,880
                                                             --------      --------       --------      ---------
     Net income                                               $ 4,575       $ 3,034        $ 7,348        $ 4,080
                                                             ========      ========       ========      =========
Earnings per share:
  Basic                                                       $  0.10       $  0.07        $  0.16        $  0.09
                                                             ========      ========       ========      =========
  Diluted                                                     $  0.10       $  0.07        $  0.16        $  0.09
                                                             ========      ========       ========      =========
Shares used in per share computation:
  Basic                                                        45,451        44,551         45,255         44,546
                                                             ========      ========       ========      =========
  Diluted                                                      47,638        45,606         47,207         45,561
                                                             ========      ========       ========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SUNRISE TELECOM INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)


                                                                                                   Six Months
                                                                                                 Ended June 30,

                                                                                              2000             1999
                                                                                           ----------       ----------
Cash flows from operating activities:
      Net income                                                                           $   7,348         $   4,080
Adjustments to reconcile net income to net cash provided by
     operating activities:
      Depreciation and amortization                                                            1,749               531
      Amortization of deferred stock-based compensation                                          857                31
      Loss on the sale of property and equipment                                                  36                 -
      Deferred income taxes                                                                  (1,598)                 -
Change in operating assets and liabilities (net of acquisition balances):
      Accounts receivable                                                                    (8,127)           (2,950)
      Inventories                                                                            (5,698)           (3,137)
      Prepaid expenses and other assets                                                      (1,184)              (80)
      Other accrued expenses                                                                   4,079             4,311
      Deferred revenue                                                                            59              (46)
      Income taxes payable                                                                       288               651
                                                                                           ---------         ---------
        Net cash provided by (used in) operating activities                                  (2,191)             3,391
                                                                                           ---------         ---------
Cash flows used in investing activities:
      Capital expenditures                                                                   (2,878)             (800)
      Purchase of long-term investment                                                         (241)                 -
      Acquisitions, net of cash acquired                                                     (4,716)                 -
                                                                                           ---------         ---------
        Net cash used in investing activities                                                (7,835)             (800)
                                                                                           ---------         ---------
Cash flows provided by (used in) financing activities:
      Proceeds from short-term borrowings                                                      2,890                 -
      Payments on notes payable                                                                (528)                 -
      Repurchase of common stock                                                                   -             (202)
      Cash dividends                                                                               -             (223)
      Proceeds from exercise of stock options                                                    598                71
                                                                                           ---------         ---------
        Net cash provided by (used in) financing activities                                    2,960             (354)
                                                                                           ---------         ---------
Effect of exchange rate changes on cash                                                         (36)                 -
                                                                                           ---------         ---------
Net increase (decrease) in cash and cash equivalents                                         (7,102)             2,237
Cash and cash equivalents at the beginning of the period                                       8,615             5,030
                                                                                           ---------         ---------
Cash and cash equivalents at the end of the period                                         $   1,513         $   7,267
                                                                                           =========         =========
Supplemental cash flow disclosures:
    Cash paid during the period:
        Interest                                                                           $      75         $       -
                                                                                           ---------         ---------
        Income taxes                                                                       $   3,686         $     972
                                                                                           =========         =========
Noncash investing and financing activities:
        Promissory note issued in connection with acquisition                              $   1,000         $       -
                                                                                           =========         =========
        Stock issued in acquisition                                                        $   5,000         $       -
                                                                                           =========         =========
        Deferred stock-based compensation                                                  $   6,500         $     371
                                                                                           =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SUNRISE TELECOM INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  Basis of Presentation

     Sunrise Telecom Incorporated and subsidiaries (the Company) was originally incorporated as Sunrise Telecom, Inc. in California in October 1991. In July 2000, the Company reincorporated in Delaware and changed its name to Sunrise Telecom Incorporated (see Note 9. Capital Stock). The Company manufactures and markets service verification equipment to pre-qualify, verify and diagnose telecommunications and Internet networks. The Company markets and distributes its products via a worldwide network of manufacturers, sales representatives, distributors, and a direct sales force throughout six continents. The Company has wholly owned subsidiaries in Norcross, Georgia; Taipei, Taiwan; Modena, Italy; a representative liaison office in Beijing, China; a sales office in Tokyo, Japan; and a foreign sales corporation in Barbados.

     These condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2000 and the operating results and cash flows for the three and six-month periods ended June 30, 2000 and 1999, these financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 1999 has been derived from audited financial statements as of that date.

     The results of operations for the three and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.

(2)  Revenue Recognition

     Revenue is recognized when earned. The Company recognizes revenue from product sales upon shipment, assuming collectibility of the resulting receivable is probable. Revenue from services and support provided under the Company's extended warranty programs is deferred and recognized on a straight-line basis over the period of the contract. Deferred revenue represents amounts received from customers in respect of the extended warranty program in advance of services and support to be provided. Provisions are recorded at the time of sale for estimated product returns, standard warranty and customer support.


(3)  Earnings Per Share

     Basic earnings per share (EPS) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issued in the Pro.Tel acquisition and common stock issuable upon exercise of stock options using the treasury stock method.

     The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

                                                              Three Months                    Six Months
                                                              Ended June 30,                 Ended June 30,
                                                          2000              1999          2000              1999
                                                         -------           -------       -------           -------
Basic EPS- weighted-average number of common
  shares outstanding.................................    45,451            44,551         45,255           44,546
Effect of dilutive common equivalent shares:
  Stock options outstanding...........................    2,020             1,055          1,702            1,015
  Stock issued in acquisition subject to put
    arrangement.......................................      167                 -            250                -
                                                        -------           -------        -------          -------

Diluted EPS- weighted-average number of common
  shares outstanding                                     47,638            45,606         47,207           45,561
                                                       ========          ========       ========         ========

(4) Other Comprehensive Income

     Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income, including foreign currency translation adjustments. The following table presents the calculation of comprehensive income as required by SFAS No. 130. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                                  Three Months Ended                      Six Months Ended
                                                                       June 30,                               June 30,
                                                              2000                  1999                    2000            1999
                                                            ------                ------                  ------          ------

Net income...............................................   $4,575                $3,034                  $7,348          $4,080
Cumulative translation adjustment........................      (24)                    -                     (36)              -
                                                            ------                ------                  ------          ------
Total comprehensive income...............................   $4,551                $3,034                  $7,312          $4,080
                                                            ======                ======                  ======          ======


(5) Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Interments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards, requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 30, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." The staff accounting bulletin, as amended, is effective no later than the fourth quarter of 2000. The Company is in the process of determining the impact that adoption will have on its consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation - - an Interpretation of Accounting Principles Board Option No. 25." FIN 44 clarifies the application of APB Opinion No. 25. FIN 44 is effective July 1, 2000. Management believes the adoption of FIN 44 will not have a material effect on the Company's financial position or results of operations.

(6) Financial Statement Details

Inventories

  Inventories consisted of the following (in thousands):

                                                                       June 30,                December 31,
                                                                         2000                       1999
                                                                ---------------------      --------------------

Raw materials....................................................             $ 8,448                    $2,553
Work-in-process..................................................               3,853                     2,704
Finished goods...................................................               1,261                     2,355
                                                                 --------------------       -------------------
                                                                              $13,562                    $7,612
                                                                 ====================       ===================

(7) Minority Investment

      During 1998, the Company acquired 1,666,667 shares (approximately 16.4%) of the common stock of Top Union Electronics (Top Union), a Taiwan R.O.C. corporation, for a purchase price of $606,612. Top Union is a subcontractor manufacturer utilized by the Company for the manufacture of certain products. During 1999 and 2000, the Company invested an additional $39,000 and $241,000, respectively, in Top Union as part of two of three external rounds of third-party financing obtained by Top Union. This investment by the Company was less than 16.4% of the total financing raised by Top Union and, thus, diluted the Company's ownership of Top Union to 13.7%. The Company accounts for this investment using the cost method of accounting. The Company evaluates the fair value of its investment based on the valuation associated with third party external rounds of financing. To date no impairment charges have been recognized.

(8) Notes Payable and Line of Credit

      The Company has a $9,000,000 revolving line of credit with a financial institution that expires on May 1, 2001, bearing interest at the bank's prime rate less 0.25% (9.25% as of June 30, 2000). The agreement, which is collateralized by the receivables and inventories of the Company, contains certain financial covenants and restrictions. As of June 30, 2000, the balance outstanding under the line of credit was $2.9 million. In addition, on June 30, 2000, the Company issued a short-term note payable in the amount of $1.0 million in connection with an acquisition and repaid $400,000 in August 2000, with the remainder due in monthly installments of $100,000 per month beginning in November 2000 through April 2001.

(9) Capital Stock

Recapitalization

     On April 5, 2000, the Company's Board of Directors approved the reincorporation of the Company into Delaware and the authorization of 175,000,000 shares of $0.001 par value per share common stock and 10,000,000 shares of $0.001 par value preferred stock. The Company's stockholders approved the reincorporation on April 22, 2000. The reincorporation became effective before completion of the Company's initial public offering in July 2000.

(10) Acquisitions

          The following summary prepared on an unaudited pro forma basis reflects the condensed consolidated results of operations for the year ended December 31, 1999 and the six month period ended June 30, 2000, assuming Hukk and Pro.Tel had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                                                        Year Ended        Six Months
                                                                       December 31,          Ended
                                                                           1999          June 30, 2000
                                                                           ----          -------------

Net revenues.......................................................      $63,716            $47,520
Net income.........................................................      $ 7,885            $ 6,788
Basic net income per share.........................................      $  0.17            $  0.15
Shares used in pro forma per share computation.....................       45,317             45,505



(11) Segment Information

          SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments, products, services, geographic areas, and major customers in annual and interim financial statements. The method of determining what information to report is based on the way that management organizes the operating segments within the enterprise for making operating decisions and assessing financial performance.

          The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is the same as the information presented in the accompanying condensed consolidated statements of operations. In addition, as the Company's assets are primarily located in its corporate offices in the United States and not allocated to any specific segment, the Company does not produce reports for or measure the performance of its segments based on any asset-based metrics. Therefore, the Company operates in a single operating segment; the design, manufacture, and sale of digital test equipment for telecommunications, transmission, and signaling applications.

     Revenue information regarding operations in the different geographic regions is as follows (in thousands):

                                                                   Three Months Ended                          Six Months Ended
                                                                        June 30,                                   June 30,
                                                                 2000                 1999                    2000           1999
                                                                 ----                 ----                    ----           ----
Revenues:
    North America..........................................     $21,613              $14,205                 $37,368        $19,840
    Europe.................................................       2,792                  822                   4,711          1,770
    Asia/Pacific...........................................       1,978                1,226                   3,548          2,487
    Latin America..........................................       1,102                  157                   1,649            403
                                                                -------              -------                 -------        -------
                                                                $27,485              $16,410                 $47,276        $24,500
                                                                =======              =======                 =======        =======

 Revenue information by product category is as follows (in thousands):

                                                                  Three Months Ended                    Six Months Ended
                                                                       June 30,                             June 30,
                                                              2000                 1999                    2000           1999
                                                              ----                 ----                    ----           ----

Digital subscriber line...............................     $21,919              $16,410                 $39,861        $24,500
Cable TV..............................................         965                    -                     975              -
Fiber optics..........................................       3,679                    -                   4,963              -
Signaling.............................................         922                    -                   1,477              -
                                                           -------              -------                 -------        -------
                                                           $27,485              $16,410                 $47,276        $24,500
                                                           =======              =======                 =======        =======

(12) Subsequent Events

Completion of Initial Public Offering

     In July 2000, the Company completed its initial public offering of 4.6 million shares at $15 per share, including 600,000 over-allotment shares, of which 782,572 shares were sold by selling stockholders. Net proceeds to the Company from the offering after underwriter's fees and expenses of approximately $5.2 million totaled approximately $52.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward-looking statements. When used in this report, the word "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results." The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

  We manufacture and market service verification equipment to pre-qualify, verify and diagnose telecommunications and Internet networks. We design our products to maximize technicians' effectiveness in the field and to provide realistic network simulations for equipment manufacturers to test their products. Our customers include incumbent local exchange carriers, competitive local exchange carriers, and other service providers, network infrastructure suppliers and installers throughout North America, Latin America, Europe and the Asia/Pacific region.


Sources of Net Sales

  We sell our products predominantly to large telecommunications service providers. These prospective customers generally commit significant resources to an evaluation of our and our competitors' products and require each vendor to expend substantial time, effort and money educating the prospective customer about the value of the proposed solutions. Delays associated with potential customers' internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to 24 months. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements or requirements contracts. As a result, we commit resources to the development and production of products without having received advance or long-term purchase commitments from customers.

  To date, a significant portion of our net sales has resulted from a small number of relatively large orders from a limited number of customers. In the first half of 2000 and 1999, we sold approximately $13.0 million and $10.5 million, respectively, of our products to affiliates of SBC Communications, which represented approximately 28% and 43%, respectively, of our net sales. Additionally, in the first half of 2000, approximately $4.9 million or 10% of our net sales were generated from an OEM product sold to Solectron, a new customer who integrates this product into the Stinger DSLAM that it manufactures for Lucent Technologies. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on large purchase orders, which can be delayed or cancelled by our customers without penalty. In addition, we anticipate that our operating results for a given period will continue to be dependent on a small number of customers.

  Currently, competition in the telecommunications equipment market is intense and is characterized by declining prices due to increased competition, new products and increasing unit volumes. Due to competition and potential pricing pressures from large customers in the future, we expect that the average selling price and gross margins for our products will decline over time. If we fail to reduce our production costs accordingly, our gross margins will correspondingly decline. See "Factors Affecting Future Operating Results--Competition and -- Risks of the Telecommunications Industry."

  During the last three years, a substantial portion of our net sales were derived from customers located outside of the United States, and we believe that continued growth will require expansion of our sales in international markets. Currently, we maintain a procurement support and manufacturing facility in Taipei, Taiwan, a representative liaison office in Beijing, China, a foreign sales corporation in Barbados and manufacturing, research and development and sales facilities in Modena, Italy, a sales office in Tokyo, Japan and expect to establish additional international sales and other offices in the future. Prior to our acquisition of Pro.Tel, international sales have been denominated solely in U.S. dollars and, accordingly, we have not historically been exposed to fluctuations in non-U.S. currency exchange rates related to these sales activities. Since our acquisition of Pro.Tel in February 2000, we now have a small amount of sales denominated in Euro and have begun to use derivative instruments to hedge our foreign exchange risks. To date, foreign exchange risks from these sales have not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our procurement activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. We may choose to limit such exposure by entering into various hedging strategies. See "Factors Affecting Future Operating Results--Risks Relating to Our Business --Risks of International Operations."

  We recognize product sales upon shipment to customers. We offer a three-year warranty covering parts and labor on our DSL and fiber optic products sold in the United States and a one-year warranty covering parts and labor for those products sold overseas with a two-year extended warranty option at time of sale. Our cable TV and signaling products are covered by a one-year warranty. Sales of extended warranties are deferred and recognized over the extended warranty term, which is generally two years. We charge estimated warranty costs to cost of sales when the related sales are recognized. We recognize revenue for out-of-warranty repair when we ship the repaired product.


Cost of Sales

 Our cost of sales, net of non-cash compensation expense, consist primarily of:

     . direct material costs of product components, manuals, product documentation and product accessories sold;

     .  production wages, taxes and benefits;

     .  production allocated occupancy costs;

     .  warranty costs;

     . the costs of board level assembly by third party contract manufacturers; and

     .  scrapped material used in the production process.

  Our industry is characterized by limited supply chains and long lead times for materials and components we use in the manufacture of our products. If we underestimate our requirements, we may have inadequate inventory, resulting in additional costs to our products to expedite delivery of certain long lead time components. An increase in the cost of components could result in lower margins.

  Additionally, these long lead times have in the past, and may in the future, cause us to attempt to mitigate these lead times by purchasing larger quantities of some parts, increasing our investment in inventory and the risk of the parts' obsolescence. Any subsequent write-off of inventory could also result in lower margins. See "Factors Affecting Future Operating Results--Risks Relating to Our Business--Dependence on Sole and Single Source Suppliers".

  We recognize direct cost of sales as we ship product. We expense scrapped materials, wages, taxes, benefits and allocated occupancy costs as incurred.


Operating Costs

     We classify our operating expenses into three general operational categories: sales and marketing, research and development and general and administrative. Our operating expenses also include stock-based compensation and amortization of goodwill and other intangible assets. We classify all charges to the sales and marketing, research and development and general and administrative expense categories based on the nature of the expenditures. Although each of these three categories includes expenses that are unique to the category type, there are commonly recurring expenditures that are typically included in these categories, such as salaries, amortization of stock-based compensation, employee benefits, travel and entertainment costs, allocated communication, rent and facilities costs and third party professional service fees. The sales and marketing category of operating expenses also includes expenditures specific to the sales and marketing group, such as those relating to commissions, public relations and advertising, trade shows and marketing materials.

  We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon the facilities square footage used by each of these areas. These allocated charges include facility rent and utilities for the corporate office, communications charges and depreciation expense for office furniture and equipment.

  In the first half of 2000, we recorded amortization of deferred compensation expense of $857,000 related to the grant of options to purchase our common stock at exercise prices subsequently deemed to be below fair market value. Total compensation expense related to options granted in 1999 and the first quarter of 2000 will be amortized on a straight-line basis to the departments in which the employees received these below market option grants over the respective four-year vesting periods of the options. In the first half of 2000 and 1999, we allocated amortization of deferred stock-based compensation expense of $114,000 and $3,000, respectively, to cost of sales, $347,000 and $18,000, respectively, to research and development expense, $254,000 and $7,000, respectively, to sales and marketing expense and $142,000 and $3,000, respectively, to general and administrative expense. At June 30, 2000, $7,708,000 of deferred compensation expense remained to be amortized at a rate not exceeding $549,000 per quarter.

Acquisitions

  Recently, we purchased two companies, Hukk Engineering ("Hukk") and Pro.Tel. S.r.l. ("Pro.Tel"). In July 1999, we acquired Hukk Engineering, a manufacturer of digital cable testing equipment. We accounted for the Hukk Engineering acquisition as a purchase and recorded goodwill and other intangibles of approximately $2.5 million to be amortized on a straight-line basis over the next five years. In February 2000, we acquired Pro.Tel, an Italian manufacturer of distributed network signaling analysis equipment, and its U.S. affiliate and the assets of an unrelated U.S. distributor. We accounted for the Pro.Tel acquisition as a purchase and recorded goodwill and other intangibles of approximately $9.4 million to be amortized on a straight-line basis over the next two to five years, based on the expected life of the underlying assets. In addition, we recorded stock-based compensation for stock options granted to employees of Pro.Tel in the first quarter of 2000 in the amount of $6.5 million to be amortized on a straight-line basis over their four year vesting period. We believe that acquisitions and joint ventures may be an important part of our growth and competitive strategy. "Factors Affecting Future Operating Results-- Risks Relating to Our Business--Acquisitions."


Results of Operations

Comparison of Quarters Ended June 30, 1999 and 2000

  Net Sales.   Net sales increased approximately 67% from $16.4 million in the second quarter of 1999 to $27.5 million in the same period in 2000. Sales of our DSL products accounted for approximately $5.5 million of the net sales increase, our new fiber optics products accounted for approximately $3.7 million of the net sales increase, our new cable TV products accounted for approximately $1.0 million and our new signaling products accounted for approximately $922,000 of the net sales increase.

  Sales to customers in North America, Europe, Asia and Latin America were $21.6 million, $2.8 million, $2.0 million and $1.1 million in the second quarter of 2000, respectively, and $14.2 million, $822,000, $1.2 million and $157,000 in the second quarter of 1999, respectively. The increase in North American sales is primarily due to sales of our new customized Copper Loop Test Head for Lucent Technologies' Stinger DSLAM, which totaled approximately $4.6 million in the second quarter of 2000. Additionally, sales of new fiber optics products accounted for approximately $3.3 million of the increase in North American sales. International sales increased from approximately $2.6 million or 16% in the second quarter of 1999 to approximately $6.4 million, or 23% in the same period in 2000. The increase in international sales is primarily due to increased sales of our DSL product line and our expanded international operations.

  Cost of Sales.   Cost of sales consists primarily of direct material, warranty and personnel costs related to the manufacturing of our products and allocated overhead. Cost of sales increased approximately 100% from $4.0 million in the second quarter of 1999 to $8.0 million in the same period in 2000. The increase in absolute dollars is primarily due to the increase in net sales. Cost of sales represented approximately 24% and 29% of net sales in the second quarter of 1999 and 2000, respectively. The increase as a percentage of net sales resulted primarily from a higher sales volume of light chassis DSL products which have lower average selling prices than full chassis DSL products and the introduction of our new fiber optics and cable TV product lines which generated lower gross margins.

  Research and Development.   Research and development expenses consist
primarily of the costs of payroll and benefits for engineers, equipment and consulting services. Research and development expenses increased approximately 59% from $2.8 million in the second quarter of 1999 to $4.5 million in the same period in 2000. The increase in absolute dollars was primarily due to costs associated with increased staffing dedicated to research and development activities. These research and development expenses represented approximately 17% of net sales during the second quarter of 1999 and approximately 16% in the same period in 2000. The decrease as a percentage of net sales in 2000 was primarily attributable to increased product sales relative to research and development expenditures. We expect that research and development expenses will increase in absolute dollars for the foreseeable future as we intend to continue to invest in product development.

  Sales and Marketing.   Sales and marketing expenses consist primarily of
manufacturers' representatives and direct sales commissions, personnel, travel and facilities expenses related to sales and marketing, and trade show and advertising expenses. Sales and marketing expenses increased approximately 29% from $4.2 million in the second quarter of 1999 to $5.4 million in the same period in 2000. The increase in absolute dollars in 2000 was primarily related to increased staffing to support expanded product offerings and increased marketing and promotional activities. These sales and marketing expenses represented approximately 25% of net sales in the second quarter of 1999 and approximately 20% in the same period in 2000. The decrease as a percentage of net sales during the second quarter of 2000 was primarily due to our sales growth outpacing our ability to add infrastructure to support a larger organization which led to lower occupancy and salary and related expenses as a percentage of sales. We expect that sales and marketing expenses will increase in absolute dollars for the foreseeable future as we intend to continue to invest in our sales and marketing capabilities.

  General and Administrative.   General and administrative expenses consist
primarily of personnel, facilities and other costs of our finance and administrative departments as well as legal and accounting expenses. General and administrative expenses increased approximately 122% from $1.0 million in the second quarter of 1999 to $2.3 million in the same period in 2000. These general and administrative expenses represented approximately 6% and 8% of net sales in the second quarter of 1999 and 2000, respectively. The increase in both absolute dollars and as a percentage of net sales was primarily related to increased staffing and related costs associated with the growth of our business, amortization of goodwill and other intangible assets related to recent business acquisitions and deferred compensation amortization. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we accommodate our growth, add related infrastructure and incur expenses related to being a public company.

  Other Income (Expense), Net.   Other income (expense), net represents
primarily interest earned on cash balances net of interest expense on notes payable and short-term borrowings under our line of credit. Other income (expense), net decreased from $39,000 in the second quarter of 1999 to ($141,000) in the same period in 2000. The decrease resulted from interest expense incurred on notes payable related to our recent acquisitions of Hukk and Pro.Tel and from borrowings under our line of credit.

  Income Taxes.   Income taxes consist of federal, state and international
income taxes. We recorded income tax expense of $1.4 million in the second quarter of 1999 and $2.6 million in the same period in 2000. Our effective income tax rates were 32% in the second quarter of 1999 and 37% for the same period in 2000. The effective income tax rate was higher in 2000 than in 1999 primarily due to higher levels of income, charges from non-cash amortization of goodwill and deferred stock-based compensation, and an increased concentration of sales in local jurisdictions with higher tax rates.


Comparison of Six Months Ended June 30, 2000 and 1999

  Net Sales.   Net sales increased approximately 93% from $24.5 million in the first half of 1999 to $47.3 million in the same period in 2000. Sales of our DSL products accounted for approximately $15.4 million of the net sales increase, our new fiber optics products accounted for approximately $5.0 million of the net sales increase, our new cable TV products accounted for approximately $1.0 million and our new signaling products accounted for approximately $1.5 million of the net sales increase.

  Sales to customers in North America, Europe, Asia and Latin America were $37.4 million, $4.7 million, $3.5 million and $1.6 million in the first half of 2000, respectively, and $19.8 million, $1.8 million, $2.5 million and $403,000 in the first half of 1999, respectively. The strong increase in North American sales is primarily due to sales of our DSL products which accounted for approximately $11.1 million of the increase, in part due to sales of our new customized Copper Loop Test Head for Lucent Technologies' Stinger DSLAM, which totaled approximately $4.9 million in the first half of 2000. Sales to SBC Communications affiliates increased from $10.5 million or 43% of total net sales in the first half of 1999 to $13.0 million or 28% of total net sales for the same period in 2000, primarily due to increased purchases of our DSL products. Additionally, sales of new fiber optics, cable TV and signaling products accounted for approximately $4.3 million, $1.0 million, and $1.2 million, respectively, of the increase in North American sales. International sales increased from approximately $5.4 million or 22% in the first half of 1999 to approximately $10.7 million, or 23% in the same period in 2000. The increase in international sales is primarily due to increased sales of our DSL product line and our expanded international operations.

  Cost of Sales. Cost of sales increased approximately 116% from $6.3 million in the first half of 1999 to $13.6 million in the same period in 2000. The increase in absolute dollars is primarily due to the increase in net sales. Cost of sales represented approximately 26% and 29% of net sales in the first half of 1999 and 2000, respectively. The increase as a percentage of net sales resulted primarily from a higher sales volume of light chassis DSL products which have lower average selling prices than full chassis DSL products and the introduction of our new fiber optics and cable TV product lines which generated lower gross margins.

  Research and Development. Research and development expenses increased approximately 73% from $4.5 million in the first half of 1999 to $7.8 million in the same period in 2000. The increase in absolute dollars was primarily due to costs associated with increased staffing dedicated to research and development activities. These research and development expenses represented approximately 18% of net sales during the first half of 1999 and approximately 17% in the same period in 2000. The decrease as a percentage of net sales in 2000 was primarily attributable to increased product sales relative to research and development expenditures.

  Sales and Marketing. Sales and marketing expenses increased approximately 66% from $6.3 million in the first half of 1999 to $10.5 million in the same period in 2000. The increase in absolute dollars in 2000 was primarily related to increased staffing to support expanded product offerings and increased marketing and promotional activities. These sales and marketing expenses represented approximately 26% of net sales in the first half of 1999 and approximately 22% in the same period in 2000. The decrease as a percentage of net sales during the first half of 2000 was primarily due to our sales growth outpacing our ability to add infrastructure to support a larger organization which led to lower occupancy and salary and related expenses as a percentage of sales. We expect that sales and marketing expenses will increase in absolute dollars for the foreseeable future as we intend to continue to invest in our sales and marketing capabilities.

  General and Administrative. General and administrative expenses increased approximately 140% from $1.6 million in the first half of 1999 to $3.7 million in the same period in 2000. These general and administrative expenses represented approximately 6% and 8% of net sales in the first half of 1999 and 2000, respectively. The increase in both absolute dollars and as a percentage of net sales was primarily related to increased staffing and related costs associated with the growth of our business, amortization of goodwill and other intangible assets related to recent business acquisitions and deferred compensation amortization.

  Other Income (Expense), Net. Other income (expense), net decreased from $110,000 in the first half of 1999 to ($3,000) in the same period in 2000. The decrease resulted from interest expense incurred on notes payable related to our recent acquisitions of Hukk and Pro.Tel and from borrowings under our line of credit.

  Income Taxes. We recorded income tax expense of $1.9 million in the first half of 1999 and $4.3 million in the same period in 2000. Our effective income tax rates were 32% in the first half of 1999 and 37% for the same period in 2000.

Seasonality

  We believe that our sales are seasonal in nature with the largest portion of quarterly sales tied to the buying patterns of our customers which usually increase during the last calendar quarter of the year as customers spend the unused portion of their yearly budget. As a result, our first quarter sales tend to decrease from the prior quarter.


Liquidity and Capital Resources

  Historically, we have financed our operations and satisfied our capital expenditure requirements primarily through cash flow from operations and borrowings under our line of credit. As of December 31, 1999 and June 30, 2000, we had working capital of $16.0 million and $17.0 million, respectively, and cash and cash equivalents of $8.6 million and $1.5 million, respectively.

  During the six months ended June 30, 2000, we used $2.2 million in operating activities as compared to the same period in 1999 when we generated $3.4 million. Operating cash flows decreased during the first half of 2000, as compared with the same period in the prior year as a result of increases in accounts receivable, increases in inventory required to meet our expected future sales targets, increases in prepaid expenses and other assets related to our initial public offering, and decreases in accrued compensation and related benefits and deferred income taxes. These uses of cash were partially offset by increased levels of income from operations, increased non-cash charges for depreciation and amortization and amortization of deferred stock-based compensation, and an increase in accounts and commissions payable.

  Cash used in investing activities was $7.8 million and $800,000 for the six months ended June 30, 2000 and 1999, respectively. For the first half of 2000, cash used in investing activities included $4.7 million for acquisitions, $2.9 million for capital expenditures and $241,000 for the purchase of a long-term investment. For the same period in 1999, cash used in investing activities totaled $800,000 for capital expenditures. Cash used for capital expenditures increased in the first half of 2000 primarily as a result of purchases of general office equipment to support our growth, research and development laboratory equipment and demonstration equipment required for the introduction of new products and an increase in the number of our distribution channels. We believe that capital expenditures in 2000 will include approximately $15.0 million relating to the construction of our new facility in San Jose, California, which we are building to accommodate our need for an increase in manufacturing capacity and employees, and approximately $5.0 million for equipment, furniture and fixtures relating to the new facility. In addition, due to anticipated growth in our operations and the increased capacity afforded by our new facility, we believe that capital expenditures for the acquisition of property and equipment relating to our ongoing business activities will increase to a total of approximately $5.0 million in 2000.

  During the six months ended June 30, 2000, we generated $3.0 million in financing activities as compared to the same period in 1999 where we used $354,000. For the six months ended June 30, 2000, cash provided by financing activities included net proceeds from short-term borrowings of $2.9 million and $598,000 received from the exercise of stock options, partially offset by $528,000 used for repayments of notes payable. Our use of cash in financing activities for the same period in 1999 was primarily related to the repurchase of $202,000 of our common stock and cash dividends of $223,000, offset by proceeds of $71,000 from the exercise of stock options.

  Currently, we have a line of credit from Bank of America, N.A. for up to $9.0 million in borrowings at the bank's prime rate less 0.25% and expires on May 1, 2001. At December 31, 1999 and June 30, 2000, balances outstanding under the line of credit were zero and $2.9 million, respectively. Borrowings under the line of credit are secured by our inventory and accounts receivable. The agreement governing the line of credit contains covenants, which we were in compliance with at December 31, 1999 and for which we obtained a waiver at June 30, 2000, that, among other things:

     . requires us to maintain various financial covenants, including profitability and current ratios;

     .  limits capital expenditures;

     . restricts the payment of dividends on our common stock to dividends payable in common stock and to $1.0 million payable in any one fiscal year; and

     . restricts our ability to redeem our common stock beyond 20% of our net income for the prior fiscal year.


     In July 2000, we completed our initial public offering of 4.6 million shares at $15 per share, including 600,000 over-allotment shares, of which 782,572 shares were sold by selling stockholders. Net proceeds to us from the offering after underwriter's fees and expenses of approximately $5.2 million totaled approximately $52.1 million.

  We believe that the net proceeds received by us from our initial public offering, together with current cash balances, cash flows from operations and available borrowings under our line of credit will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months.

After that, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. We cannot assure you that such additional financing would be available on acceptable terms, if at all.

Factors Affecting Future Operating Results

Quarterly Fluctuations--Because our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future, our stock price may decline and may be volatile.

  In the past, we have experienced significant fluctuations in our quarterly results due to a number of factors beyond our control. In the future, we expect that our quarterly operating results may fluctuate significantly and will be difficult to predict given the nature of our business. Many factors could cause our operating results to fluctuate from quarter to quarter in the future, including the following:

     . the size and timing of orders from our customers, in each case exacerbated by the lengthy and unpredictable buying patterns of our customers, and our ability to ship these orders on a timely basis;

     . the degree to which our customers have allocated and spent their yearly budgets, which has, in some cases, resulted in higher net sales in our fourth quarter;

     . the uneven pace of technology innovation, the development of products responding to these technology innovations by us and our competitors and customer acceptance of these products and innovations;

     . the varied degree of price, product and technology competition, which has been buffeted by the rapid changes in the telecommunications industry and our customers' and competitors' responses to these changes;

     . the relative percentages of our products sold domestically and internationally; and

     . the mix of the products we sell and the varied margins associated with these products.

     . The factors listed above may affect our business and stock price in several ways, including the following:

     . Given the high fixed costs relating to overhead, research and development, advertising and marketing, among others, if our net sales are below our expectations in any quarter, the negative effect may be magnified by our inability to adjust spending in a timely manner.

     . As a result of the above, our stock price may decline and may be volatile, particularly if public market analysts and investors perceive these factors to exist, whether or not that perception is accurate.

     . Finally, the above factors, taken together may make it more difficult for us to issue additional equity in the future or raise debt financing to fund future acquisitions and accelerate growth.


Customer Concentration--A limited number of customers account for a high percentage of our net sales, and any adverse factor affecting these customers or our relationship with these customers could cause our net sales to decrease.

  Our customer base is highly concentrated, and a relatively small number of companies have accounted for a large percentage of our net sales. Net sales from our top five customers in the United States represented approximately 16% of net sales in 1997, 16% in 1998 and 49% in 1999 and 46% in the first half of 2000. Our largest customers over this period have been affiliates of SBC Communications Inc., which include Pacific Bell Telephone Company, Southwestern Bell Telephone Company, Ameritech Corporation, Nevada Bell and Southern New England Telephone and which in total accounted for approximately 41% of net sales in fiscal 1999 and 28% in the first half of 2000. Additionally, sales to a new customer in 2000, Solectron, a contract manufacturer for Lucent Technologies' Stinger DSLAM, represented approximately 10% of sales in the first half of 2000. No customer is presently obligated to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. We expect that we will continue to depend upon SBC Communications' affiliates and other major customers for a substantial portion of our net sales in future periods. We cannot guarantee that our future net sales, including those from SBC Communications' affiliates, will be comparable to our fiscal 1999 net sales. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our net sales and, therefore, profits to decline. In addition, many of our customers are able to exert substantial negotiating leverage over us. As a result, they may cause us to lower our prices and negotiate other forms and provisions that may negatively affect our business and profits.


Dependence on DSL--Substantially all of our sales have been from our DSL products. If the market for DSL services does not continue to grow as we anticipate, our net sales could decline.

  In 1999 and the first half of 2000, sales of our DSL products represented approximately 98% and 84% of our net sales, respectively. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers, who offer DSL services. A competitive local exchange carrier is a company that, following the Telecommunications Act of 1996, is authorized to compete in a local communications services market. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology and satellite technologies, and may at any time adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

  In addition, the availability and quality of DSL service may be impaired by technical limitations and problems of the existing copper wire network on which DSL service runs, such as:

     . the distance of end users from the central office of the incumbent local exchange carrier, which is typically limited to between 12,000 and 18,000 feet;

     .  the quality and degree of interference with the copper wire network;

     . the configuration of the copper wire network, which may degrade or prevent DSL service;

     . the ability of DSL networks and operational support systems of service providers to connect and manage a substantial number of online end users at high speeds, while achieving reliable and high quality service; and

     . the vulnerability of the copper wire network to physical damage from natural disasters and other unanticipated telecommunications failures and problems.

Accordingly, our future success is substantially dependent upon whether DSL technology gains widespread market acceptance by these companies, end users of their services and other Internet service providers and users.

  To date, our customers have deployed DSL equipment, including our products, in substantially larger volumes than their current subscriber count. The inability of our current or future customers to acquire and retain subscribers as planned, or to respond to competition for their services or reduced demand for their services, could cause them to reduce or eliminate their DSL deployment plans. If our customers are forced to reduce or eliminate their DSL deployment plans, our sales to them will decline.


Use of Field Technicians--If service providers reduce their use of field technicians and successfully implement a self-service installation model, demand for our products could decrease.

  To ensure quality service, our major service provider customers, including SBC Communications, historically sent a technician who uses our product into the field to verify service for installations. However, SBC Communications has recently announced plans to encourage their customers to install their own DSL service. U.S. West and Bell Atlantic already encourage customers to install DSL themselves. By encouraging customers to install DSL themselves, these phone companies intend to reduce their expenses and expedite installation for their customers. To encourage self-installation, these companies offer financial incentives. Additionally, SBC Communications has created a subsidiary, Advanced Solutions, Inc., to provide installation services which further reduces the need for the local telephone company technician to carry a test set that can emulate both a DSL modem and find DSL physical layers problems. If SBC Communications and other service providers successfully implement these plans or choose to send technicians into the field only after a problem has been reported, or if alternative methods of verification become available, such as remote verification, the need for field technicians and the need for our products could decrease.


Sales Implementation Cycles--The length and unpredictability of the sales and implementation cycles for our products makes it difficult to forecast quarterly revenues.

  Sales of our products often entail an extended decision-making process on the part of prospective customers. We frequently experience delays following initial contact with a prospective customer and expend substantial funds and management effort pursuing these sales. Our ability to forecast the timing and amount of specific sales is therefore limited. As a result, the uneven buying patterns of our customers may cause fluctuations in our quarterly operating results, which could cause our stock price to decline.

  Other sources of delays that lead to long sales cycles, or even a sales loss, include: potential customers' internal approval and contracting procedures, procurement practices, and testing and acceptance processes. As a result, the sales cycle for larger deployment of selected products typically ranges from six to 24 months for new deployment of selected product sales, and up to six months for occasional large selected product sales. The deferral or loss of one or more significant sales could significantly affect operating results in a particular quarter, especially if there are significant sales and marketing expenses associated with the deferred or lost sales.


Product Enhancements--If we are unable to enhance our existing products and successfully manage the development of new products, our future success may be threatened.

  The market for our products is characterized by rapid technological advances, changes in customer requirements and preferences, evolving industry and customer-specific protocol standards and frequent new product enhancements and introductions. Our existing products and our products currently under development could be rendered obsolete by the introduction of products for telecommunications networks involving competing technologies, by the evolution of alternative technologies or new industry protocol standards and by rival products introduced by our competitors. These market conditions are made more complex and challenging by the high degree to which the telecommunications industry is fragmented.

  We believe our future success will depend, in part, upon our ability, on a timely and cost-effective basis, to continue to:

     . anticipate and respond to varied and rapidly changing customer preferences and requirements, a process made more challenging by our customers' buying patterns;

     . anticipate and develop new products and solutions for networks based on emerging technologies, such as the asynchronous transfer mode protocol that packs digital information into cells to be routed across a network, and Internet telephony, which comprises voice, video, image and data across the Internet, that are likely to be characterized by continuing technological developments, evolving industry standards and changing customer requirements;

     . invest in research and development to enhance our existing products and to introduce new verification and diagnostic products for the telecommunications, Internet, cable network and other markets; and

     . support our products by investing in effective advertising, marketing and customer support.

We cannot assure you that we will accomplish these objectives, and our failure to do so could have a material adverse impact on our market share, business and financial results.


Potential Product Liability--Our products are complex, and our failure to detect errors and defects may subject us to costly repairs, product returns under warranty and product liability litigation.

  Our products are complex and may contain undetected defects or errors when first introduced or as enhancements are released. These errors may occur despite our testing and may not be discovered until after a product has been shipped and used by our customers. This risk is compounded by the fact that we offer over 20 products, with multiple hardware and software modifications, which makes it more difficult to ensure high standards of quality control in our manufacturing process. The existence of these errors or defects could result in costly repairs and/or returns of products under warranty and, more generally, in delayed market acceptance of the product or damage to our reputation and business.

  In addition, the terms of our customer agreements and purchase orders, which provide us with protection against unwarranted claims of product defect and error, may not protect us adequately from unwarranted claims against us, unfair verdicts if a claim were to go to trial, settlement of these kinds of claims or future regulation or laws regarding our products. Our defense against these claims in the future, regardless of their merit, could result in substantial expense to us, diversion of management time and attention, damage to our business reputation and hurt our ability to retain existing customers or attract new customers.


Managing Growth--We may have difficulties managing our expanding operations, which could reduce our chances of maintaining our profitability.

  We have recently experienced rapid growth in revenues and in our business generally that has placed, and we expect will continue to place, a significant strain on our management and operations. For example, our revenues have increased from $28.5 million in 1998 to $61.5 million in 1999, our number of employees has increased from 118 at December 31, 1998 to 295 at June 30, 2000, and we have made two important acquisitions, that of Hukk Engineering and Pro.Tel. As a result of our historical and expected growth, we face several risks, including:

     . the need to improve our operational, financial, management, informational and control systems;

     . the need to hire, train and retain highly skilled personnel in a market where there are already severe shortages of these kinds of personnel, as we discuss below; and

     . the possibility that our management's attention will be diverted from running our business to the needs of managing a public company.

We cannot assure you that we will be able to manage this growth profitably.


Competition--Competition could reduce our market share and decrease our net sales.

  The market for our products is fragmented and intensely competitive both in and outside the United States, and is subject to rapid technological change, evolving industry standards, regulatory developments and varied and changing customer preferences and requirements. We compete with a number of United States and international suppliers that vary in size and in the scope and breadth of the products and services offered. The following table sets forth our principal competitors in each of our product categories.

Product Category                                Principal Competitors
----------------                                ---------------------
Digital Subscriber Line                         Acterna Corporation (formerly TTC, a division of Dynatech
                                                Corporation) and Agilent Technologies, Inc.

Fiber Optics SONET/SDH                          Digital Lightwave, Inc., Acterna Corporation (formerly TTC, a division of Dynatech Corporation) and Agilent Technologies, Inc.

Cable TV                                        Acterna Corporation (formerly Dynatech Corporation,
                                                formerly Wavetek Wandel Golterman, Inc. prior to their merger with Dynatech Corporation on  May 23, 2000) and Agilent
                                                Technologies, Inc.

Signaling                                       Inet Technologies, Inc. and GN Nettest

Many of these competitors have longer operating histories, larger installed customer bases, longer relationships with customers, wider name recognition and product offerings and greater financial, technical, marketing, customer service and other resources than we do.

  We expect that, as our industry and market evolves, new competitors or alliances among competitors with existing and new technologies could emerge and acquire significant market share. We anticipate that competition in our market will increase and we will face greater threats to our market share, price pressure on our products and the likelihood that, over time, our profitability may decrease. In addition, it is difficult to assess accurately the market share of our products or of Sunrise overall because of the high degree of fragmentation in the market for DSL service verification equipment, in particular, and for high-speed data access technology, in general. As a result, it may be difficult for us to forecast accurately trends in the market, which of our products will be the most competitive over the longer term and, thus, what is the best use of our human and other form of capital. We cannot assure you that we will be able to compete effectively.

Need for New Personnel--If we cannot hire and train the R&D, manufacturing, sales, and marketing personnel we need to support our anticipated growth, our plans for continued expansion will be hampered.

  Our business requires engineers, technicians and other highly trained and experienced personnel. In particular, since our products require a sophisticated selling effort targeted at several key people within our prospective customers' organizations, we have a special need for experienced sales personnel as well as specialized engineers. In addition, the complexity of our products and the difficulty of configuring and maintaining them require highly trained customer service and support personnel. If we continue to grow, we will need to hire a significant number of engineering, sales, marketing and customer service and support personnel in the future, in and outside the United States. Given that competition for such persons is intense, especially in the San Francisco Bay Area, we may not be successful in attracting and retaining these individuals. Our failure to hire, train and keep these kinds of employees could impair our ability to grow profitably. In addition, if we do hire new personnel, the addition of significant numbers of new personnel will require us to incur significant start-up expenses, including procurement of office space and equipment, initial training costs, and may result in low productivity rates of these new personnel. These start-up expenses may adversely affect our future operating results.


Reliance On Non-U.S. Workers--If U.S. immigration policies prevent us from hiring or retaining the workers we need, our growth may be limited.

  In the past we have filled a significant portion of our new personnel needs, particularly for our engineers, with non-U.S. citizens holding temporary work visas that allow these persons to work in the United States for a limited period of time. We rely on these non-U.S. workers because of the shortage of engineers, technicians and other highly skilled and experienced workers in the telecommunications industry in the United States, in general, and in the San Francisco Bay Area, in particular. Regulations of the Immigration and Naturalization Service permit non-U.S. workers a limited number of extensions for their visas and also set quotas regarding the number of non-U.S. workers U.S. companies may hire. As a result, we face the risk that a portion of our existing employees may not be able to continue to work for us, thereby disrupting our operations, and that we may not be able to hire the number of engineers, technicians and other highly skilled and experienced workers that we need to grow our business. Furthermore, changes in these regulations could exacerbate these risks.


Dependence on Key Employees--If one or more of our senior managers were to leave, we could experience difficulties in replacing them and our operating results could suffer.

  Our success depends to a significant extent upon the continued service and performance of a relatively small number of key senior management, technical, sales and marketing personnel. The loss of any of our three founders, Paul Ker-Chin Chang, Paul A. Marshall and Robert C. Pfeiffer, in particular, would likely harm our business. None of these individuals is bound by an employment agreement with us, and we do not carry key man life insurance on them. In addition, competition for senior level personnel with telecommunications knowledge and experience is intense. If any of our senior managers were to leave Sunrise, we would need to devote substantial resources and management attention to replace them. As a result, management attention may be diverted from managing our business and we may need to pay higher compensation to replace these employees.


Risks of International Operations--Our plan to expand sales in international markets could lead to higher operating expenses and may subject us to unpredictable regulatory and political systems.

  Sales to customers located outside of the United States represented 46% of our net sales in 1997, 42% in 1998, 20% in 1999 and 23% in the first half of 2000, and we expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including:

     . potentially higher operating expenses, resulting from the establishment of international offices, the hiring of additional personnel and the localization and marketing of products for particular countries' technologies;

     .   the need to establish relationships with government-owned or subsidized telecommunications providers as well as additional distributors;

     .   fluctuations in foreign currency exchange rates and the risks of using hedging strategies to minimize our exposure to these fluctuations, which have been heightened by our recent acquisition of Pro.Tel, whose revenues have been and are likely to continue to be in Italian lira; and

     . potentially adverse tax consequences related to acquisitions and operations, including the ability to claim goodwill deductions and a foreign tax credit against U.S. federal income taxes, especially since Italy has a higher tax rate.

We cannot assure you that one or more of these factors will not materially and adversely affect our ability to expand into international markets, our revenues and profits.

  In addition, since the last six months of 1997, the Asia/Pacific region has experienced instability in many of its economies and significant devaluations in local currencies. Approximately 20% of our sales in 1998, 9% of our sales in 1999 and 8% of our sales in the first half of 2000 were derived from customers located in this region. These instabilities may continue or worsen, which could have a materially adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.


Dependence on Sole and Single Source Suppliers--Because we depend on a limited number of suppliers and some sole and single source suppliers that are not contractually bound in the long-term, our future supply of product components is uncertain. This could lead to manufacturing difficulties.

  In our manufacturing process, we purchase many key products, such as microprocessors, bus interface chips, optical components and oscillators, from a single source or sole supplier and we license certain software from third parties. We rely exclusively on third-party subcontractors to manufacture some sub-assemblies, and we have retained, from time to time, third party design services in the development of our products. We do not have long-term supply agreements with these vendors. In general, we make advance purchases of some products and components to ensure an adequate supply, particularly for products that require lead times of up to six months to manufacture. In the past, we have experienced supply problems as a result of financial or operational difficulties of our suppliers, shortages, discontinuations resulting from component obsolescence or other shortages or allocations of supplies. Our reliance on these third parties involves a number of risks, including:

     . the unavailability of critical products and components on a timely basis, on commercially reasonable terms or at all;

     . if products or software licenses were to become unavailable, the need to qualify new or alternative products or develop or license new software for our use and/or to reconfigure our products and manufacturing process, each of which could be lengthy and expensive;

     . the likelihood that, if these products are not available, we would suffer an interruption in the manufacture and shipment of our products until the products or alternatives become available;

     . reduced control over product quality and cost, risks exacerbated by the need to respond, at times, to unanticipated changes and increases in customer orders; and

     . the unavailability of, or interruption in, access to some process technologies.

In addition, the purchase of these components on a sole source basis subjects us to risks of price increases and potential quality assurance problems. This dependence magnifies the risk that we may not be able to ship our products on a timely basis to satisfy customers' orders. We cannot assure you that one or more of these factors will not cause delays or reductions in product shipments or increases in product costs, which in turn could have a material adverse effect on our business.

Manufacturing Capacity--If demand for our products exceeds our manufacturing capacity, our revenues may suffer.

  Demand for our products has put increased pressure on our manufacturing capacity. If we are not able to increase our manufacturing capacity in the time necessary to meet demand, if we experience difficulty in obtaining parts or components needed for manufacturing, or if demand exceeds our expectations, we may experience insufficient manufacturing capacity. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner which in turn could have a material adverse effect on our revenues and on our overall business.

Acquisitions--We have acquired two companies and intend to pursue further acquisitions in the future. These activities involve numerous risks, including the use of cash, amortization of goodwill and the diversion of management attention.

  Recently, we acquired two companies, Hukk Engineering in July 1999, and Pro.Tel in February 2000. As a result of these acquisitions, we face numerous risks, including:

     . integrating the existing management, sales force, technicians and other personnel into one existing culture and business;

     . combining manufacturing, administrative and management information and other control systems into our corresponding systems;

     . developing and implementing an integrated business strategy from what had been previously three independent companies; and

     . developing compatible or complementary products and technologies from previously independent operations. For Hukk Engineering, this means addressing the convergence of telephony and cable products.

The risks stated above will be made more difficult because Hukk Engineering is located in Norcross, Georgia and Pro.Tel is located in Modena, Italy and Springfield, Virginia. In addition, if we make future acquisitions, these risks will be exacerbated by the need to integrate additional operations at a time when we may not have fully integrated Hukk Engineering and Pro.Tel.

  If we pursue further acquisitions, we will face similar risks as those above and additional risks, including:

     . the diversion of our management's attention and the expense of identifying and pursuing suitable acquisition candidates, whether or not consummated;

     .  negotiating and closing these transactions;

     . the potential need to fund these acquisitions by dilutive issuances of equity securities and by incurring debt; and

     . the potential negative effect on our financial statements from the increase in goodwill and other intangibles, the write-off of research and development costs and the high cost and expenses of completing acquisitions.

We cannot assure you that we will locate suitable acquisition candidates or that, if we do, we will be able to acquire them and then integrate them successfully and efficiently into our business.


Risks of the Telecommunications Industry--We face several risks regarding the telecommunications industry, including the possible effects of its rapid and unpredictable growth, the possible effects of consolidation among our principal customers and the risk that deregulation will slow.

  Since the passage of the Telecommunication Act of 1996, the telecommunications industry has experienced rapid growth. This has and will likely continue to lead to great innovations in technology, intense competition, short product life cycles and, to some extent, regulatory uncertainty in and outside the United States. The course of the development of the telecommunications industry is, however, difficult to predict. As a result, companies who operate in this industry have a difficult time forecasting future trends and developments and the acceptance of competing technologies. One possible effect of this uncertainty is that there may be, in the future, a delay or a reduction in these companies' investment in their business and purchase of related equipment, such as our products, and a reduction in their and our access to capital. Moreover, in the short-term, deregulation may result in a delay or a reduction in the procurement cycle because of the general uncertainty involved with the transition period of businesses.

  The telecommunications industry has been experiencing consolidation among its primary participants, such as incumbent local exchange carriers and competitive local exchange carriers, several of whom are our primary customers. For example, in recent years, SBC acquired Pacific Bell and Ameritech, both of which were customers of ours. Continued consolidation may cause delay or cause cancellation of orders for our products. In addition, the consolidation of our customers will likely provide them with greater negotiating leverage with us and may lead them to pressure us to lower the prices of our products.

  Because the market for our products has grown with the deregulation of portions of the telecommunications industry, we face the risk that these trends may slow or may be reversed. For example, in the United States, there is litigation pending that challenges the validity of the Telecommunications Act of 1996 and the local telephone competition rules adopted by the Federal Communications Commission to implement that act. If deregulation in international markets and in the United States were to slow or to take an unanticipated course, the telecommunications industry might suffer the following effects:

     . greater consolidation of providers of high-speed access technologies, which may not favor the development of DSL technology and which might provide these companies with greater negotiating leverage regarding the prices and other terms of the DSL products and services they purchase;

     . uncertainty regarding judicial and administrative proceedings, which may affect the pace at which investment and deregulation continue to occur;

     . a general slowdown in economic activity relating to the telecommunications industry and a consequent multiplier effect on the general economy;

     . reduced investment in the telecommunications industry in general and in DSL technology in particular due to increased uncertainty regarding the future of the industry and this technology; and

     . delay in purchase orders of service verification equipment, such as our products, if they were to reduce their investment in new high-speed access technologies.


Intellectual Property Risks--Policing any unauthorized use of our intellectual property by third parties and defending any intellectual property infringement claims against us could be expensive and disrupt our business.

  Our intellectual property and proprietary technology is an important part of our business, and we depend on the development and use of various forms of intellectual property and proprietary technology. As a result, we are subject to several related risks, including the risks of unauthorized use of our intellectual property and the costs of protecting our intellectual property.

  Much of our intellectual property and proprietary technology is not protected by patents. If unauthorized persons were to copy, obtain or otherwise misappropriate our intellectual property or proprietary technology without our approval, the value of our investment in research and development would decline, our reputation and brand could be diminished and we would likely suffer a decline in revenue. We believe these risks, which are present in any business in which intellectual property and proprietary technology play an important role, are exacerbated by the difficulty in finding unauthorized use of intellectual property in our business, the increasing incidence of patent infringement in our industry in general and the difficulty of enforcing intellectual property rights in some foreign countries.

  In addition, litigation has in the past been, and may in the future be, necessary to enforce our intellectual property rights. This kind of litigation is time-consuming and expensive to prosecute or resolve, and results in substantial diversion of management resources. We cannot assure you that we will be successful in that litigation, that our intellectual property rights will be held valid and enforceable in any litigation or that we will otherwise be able to protect our intellectual property and proprietary technology.

Concentration of Control--Our executive officers and directors retain significant control over us, which allows them to decide the outcome of matters submitted to stockholders for approval. This influence may not be beneficial to all stockholders.

  Mr. Chang, Mr. Marshall and Mr. Pfeiffer beneficially own approximately 26%, 24% and 13% of our outstanding shares of common stock. Consequently, these three individuals, acting together, are able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of stockholders. In addition, Mr. Chang, Mr. Marshall and Mr. Pfeiffer constitute three of the six members of the board of directors and have significant influence in directing the actions taken by the directors. The interests of these persons may conflict with your interests as stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of our company may also have the effect of delaying or preventing a change in control of our company that stockholders may consider desirable.

Anti-takeover Provisions--Anti-takeover provisions in our charter documents could prevent or delay a change of control, and as a result, negatively impact our stockholders.

  Some provisions of our certificate of incorporation and bylaws may have the effect of discouraging, delaying or preventing a change in control of our company or unsolicited acquisition proposals that you, as a stockholder, may consider favorable. These provisions provide for:

  .  authorizing the issuance of "blank check" preferred stock;

  .  a classified board of directors with staggered, three-year terms;

  .  prohibiting cumulative voting in the election of directors;

  . requiring super-majority voting to effect certain amendments to our certificate of incorporation and by-laws;

  .  limiting the persons who may call special meetings of stockholders;

  .  prohibiting stockholder action by written consent; and

  . establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholders meetings.

Some provisions of Delaware law and our stock incentive plans may also have the effect of discouraging, delaying or preventing a change in control of our company or unsolicited acquisition proposals. These provisions also could limit the price that some investors might be willing to pay in the future for shares of our common stock.

ITEM 3.   Qualitative and Quantitative Disclosure about Market Risk

  We sell our products in North America, Asia, Latin America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates. Prior to our acquisition of Pro.Tel, international sales have been denominated solely in U.S. dollars and, accordingly, we have not historically been exposed to fluctuations in non-U.S. currency exchange rates related to these sales activities. Since our acquisition of Pro.Tel in February 2000, we now have a small amount of sales denominated in Euro and have begun to use derivative instruments to hedge our foreign exchange risks. To date, foreign exchange risks from these sales have not been material to our operations. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in money market accounts. Due to the nature of our investments, we anticipate no material market risk exposure.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS.

     In September 1999, the United States District Court for the Northern District of California entered final judgment against Electrodata, Inc. stating that it had literally infringed our U.S. Patent No. 5,619,489, entitled Handheld Communications Tester. The court also entered judgment against Electrodata that the patent claims at issue were valid and the patent was enforceable. Electrodata has filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. The parties have briefed the issues, and the Federal Circuit will most likely hear oral argument in Fall 2000. We do not believe that the outcome of this appeal will materially impact our business.

ITEM 2.    CHANGES IN SECURITIES and USE OF PROCEEDS.

     From April 1 through June 30, 2000, we issued approximately 166,449 shares of our common stock to employees pursuant to exercises of stock options (with an average exercise price of $1.37 per share) under our 1993 stock option plan. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder.

     Our registration statement (Registration No. 333-32070) under the Securities Act of 1933, as amended, for our initial public offering became effective on July 12, 2000. A total of 4,600,000 shares of common stock were registered and 3,817,428 shares of our common stock were sold to an underwriting syndicate. Chase H&Q, CIBC World Markets and U.S. Bancorp Piper Jaffray were the managing underwriters of the offering. An additional 782,572 shares of common stock were sold on behalf of selling stockholders as part of the same offering. All shares were sold to the public at a price of $15.00 per share. In connection with the offering, we paid approximately $4.0 million in underwriting discounts and commissions to the underwriters. Offering proceeds, net of aggregate expenses to us of approximately $1.2 million, were approximately $52.1 million. We intend to use the net proceeds of the offering for working capital and general corporate purposes, including the construction of our new facility, repayment of notes payable and amounts drawn under our line of credit, and capital expenditures made in the ordinary course of our business. We may also apply a portion of the proceeds of the offering to acquire businesses or products and technologies that are complementary to our business and product offerings.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the annual meeting of stockholders held on April 22, 2000, stockholders holding an aggregate of 42,097,656 shares of our common stock approved our reincorporation from California to Delaware, which became effective in July 2000. At the same meeting, stockholders holding an aggregate of 42,097,656 shares of our common stock also ratified the appointment of KPMG LLP as our independent auditors for the 2000 fiscal year.

ITEM 5.    OTHER INFORMATION.  None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  (a)  Exhibits

           27.1  Financial Data Schedule.


       (b)  Reports on Form 8-K

         There were no reports on form 8-K filed during the three-month period ended June 30, 2000.

SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SUNRISE TELECOM INCORPORATED

                                         (Registrant)


Date: August 14, 2000
                                         By:  /s/ Paul Ker-Chin Chang
                                              -----------------------
                                           Paul Ker-Chin Chang
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                         By:  /s/ Peter L. Eidelman
                                              ---------------------
                                           Peter L. Eidelman
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

EXHIBIT INDEX

     Exhibit No.
     -----------

         27.1  Financial Data Schedule.