Form 10-Q
period 2000-09-30
SUNRISE TELECOM INC
filed 2000-11-09
CIK 907152

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ________________
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 2000.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

              Yes [X]   No [_]

As of November 6, 2000, there were 49,892,779 shares of the Registrant's Common Stock outstanding, par value $0.001.

                         SUNRISE TELECOM INCORPORATED
                               TABLE OF CONTENTS


                                                                                         Page
PART I.       Financial Information                                                     Number
              ---------------------                                                     ------

  Item 1      Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of September 30, 2000
              and December 31, 1999.................................................       3

              Condensed Consolidated Statements of Operations for the three and nine
              month periods ended September 30, 2000 and 1999.......................       4

              Condensed Consolidated Statements of Cash Flows for the nine month
              periods ended September 30, 2000 and 1999.............................       5

              Notes to Condensed Consolidated Financial Statements..................       6

  Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................      10

  Item 3      Quantitative and Qualitative Disclosures about Market Risk............      24

PART II.      Other Information
              -----------------

  Item 1      Legal Proceedings.....................................................      26

  Item 2      Changes in Securities.................................................      26

  Item 3      Defaults Upon Senior Securities.......................................      26

  Item 4      Submission of Matters to a Vote of Security Holders...................      26

  Item 5      Other Information.....................................................      26

  Item 6      Exhibits and Reports on Form 8-K......................................      26

Signatures..........................................................................      28

PART I.  Financial Information

ITEM 1.
                         SUNRISE TELECOM INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share data, unaudited)

                                                                                   September 30,       December 31,
                                                                                       2000                 1999
                                                                                   -------------      -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents                                                             $ 51,809            $ 8,615
  Investment in marketable debt securities                                                 4,300                  -
  Accounts receivable, net                                                                22,333              9,524
  Inventories                                                                             13,880              7,612
  Prepaid expenses and other assets                                                        1,136                214
  Deferred tax assets                                                                      3,752              2,050
                                                                                   -------------      -------------
   Total current assets                                                                   97,210             28,015
Property and equipment, net                                                                7,542              4,417
Intangible assets, net                                                                    12,656              2,324
Deferred tax assets                                                                          479                  -
Other assets                                                                               3,852              3,510
                                                                                   -------------      -------------
Total assets                                                                            $121,739            $38,266
                                                                                   =============      =============
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $  3,844              1,701
  Current portion of notes payable                                                         1,079                219
  Other accrued expenses                                                                  12,683              6,688
  Income taxes payable                                                                     3,212              2,814
  Deferred revenue                                                                           431                233
                                                                                   -------------      -------------
   Total current liabilities                                                              21,249             11,655
                                                                                   -------------      -------------
Deferred tax liability                                                                         -                171
Notes payable, less current portion                                                        1,181                638
Other liabilities                                                                            518                331
Stockholders' equity:
  Common stock, $0.001 par value per share; 175,000,000 shares                                50                 45
    authorized; 49,876,000 and 44,913,000 shares issued and
    outstanding, respectively.
  Additional paid-in capital                                                              67,777              3,915
  Deferred stock-based compensation                                                       (7,160)            (2,065)
  Retained earnings                                                                       38,249             23,576
  Accumulated other comprehensive loss                                                      (125)                 -
                                                                                   -------------       ------------
Total stockholders' equity                                                                98,791             25,471
                                                                                   -------------       ------------
Total liabilities and stockholders' equity                                              $121,739            $38,266
                                                                                   =============       ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SUNRISE TELECOM INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data, unaudited)

                                                                Three Months                  Nine Months
                                                            Ended September 30,           Ended September 30,
                                                             2000          1999            2000           1999
                                                          ----------    --------          -------       --------
Net sales                                                 $  35,085     $ 14,511          $ 82,361      $ 39,011
Cost of sales                                                10,034        3,463            23,604         9,745
                                                          ---------     --------          --------      --------
    Gross profit                                             25,051       11,048            58,757        29,266
                                                          ---------     --------          --------      --------
Operating expenses:
 Research and development                                     5,283        2,793            13,121         7,312
 Selling and marketing                                        6,157        3,645            16,611         9,932
 General and administrative                                   2,619        1,100             6,367         2,662
                                                          ---------     --------          --------      --------
    Total operating expenses                                 14,059        7,538            36,099        19,906
                                                          ---------     --------          --------      --------
    Income from operations                                   10,992        3,510            22,658         9,360
Other income, net                                               635           99               632           209
                                                          ---------     --------          --------      --------
    Income before income taxes                               11,627        3,609            23,290         9,569
Income taxes                                                  4,302        1,149             8,617         3,029
                                                          ---------     --------          --------      --------
    Net income                                            $   7,325     $  2,460          $ 14,673      $  6,540
                                                          =========     ========          ========      ========
Earnings per share:
  Basic                                                   $    0.15     $   0.05          $   0.32      $   0.15
                                                          =========     ========          ========      ========
  Diluted                                                 $    0.14     $   0.05          $   0.30      $   0.14
                                                          =========     ========          ========      ========
Shares used in per share computation:
  Basic                                                      49,178       44,728            46,572        44,607
                                                          =========     ========          ========      ========
  Diluted                                                    51,855       45,963            48,849        45,696
                                                          =========     ========          ========      ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SUNRISE TELECOM INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)


                                                                                  Nine Months
                                                                               Ended September 30,
                                                                                2000         1999
                                                                            ----------     ----------
Cash flows from operating activities:
     Net income                                                             $   14,673     $    6,540
Adjustments to reconcile net income to net cash provided by
    operating activities:
     Depreciation and amortization                                               2,995            847
     Amortization of deferred stock-based compensation                           1,405             64
     Loss on the sale of property and equipment                                     48              -
     Deferred income taxes                                                      (2,370)             -
Change in operating assets and liabilities (net of acquisition balances):
     Accounts receivable                                                       (12,119)        (2,681)
     Inventories                                                                (6,197)        (2,367)
     Prepaid expenses and other assets                                            (871)          (125)
     Other accrued expenses                                                      7,512          6,150
     Deferred revenue                                                              302            (78)
     Income taxes payable                                                          348            610
                                                                            ----------     ----------
       Net cash provided by operating activities                                 5,726          8,960
                                                                            ----------     ----------
Cash flows used in investing activities:
     Capital expenditures                                                       (4,104)        (1,530)
     Purchases of marketable equity securities                                  (4,303)             -
     Purchase of long-term investment                                             (241)             -
     Acquisition of Pro. Tel and Hukk, net of cash acquired                     (4,717)          (781)
                                                                            ----------     ----------
       Net cash used in investing activities                                   (13,365)        (2,311)
                                                                            ----------     ----------
Cash flows provided by (used in) financing activities:
     Payments on notes payable                                                  (1,412)             -
     Repurchase of common stock                                                      -           (202)
     Cash dividends                                                                  -           (223)
     Net proceeds from issuance of common stock                                 51,608              -
     Proceeds from exercise of stock options                                       759            113
                                                                            ----------     ----------
       Net cash provided by (used in) financing activities                      50,955           (312)
                                                                            ----------     ----------
Effect of exchange rate changes on cash                                           (122)             -
                                                                            ----------     ----------
Net increase in cash and cash equivalents                                       43,194          6,337
Cash and cash equivalents at the beginning of the period                         8,615          5,030
                                                                            ----------     ----------
Cash and cash equivalents at the end of the period                          $   51,809     $   11,367
                                                                            ==========     ==========
Supplemental cash flow disclosures:
   Cash paid during the period:
       Interest                                                             $      113     $        -
                                                                            ==========     ==========
       Income taxes                                                         $    8,635     $    2,562
                                                                            ==========     ==========
Noncash investing and financing activities:

       Unrealized loss on marketable securities and investments             $        3     $        -
                                                                            ==========     ==========
       Promissory note issued in connection with acquisition                $    1,000     $        -
                                                                            ==========     ==========
       Stock issued in acquisition                                          $    5,000     $    1,000
                                                                            ==========     ==========
       Deferred stock-based compensation                                    $    6,500     $      646
                                                                            ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         SUNRISE TELECOM INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of Presentation

      Sunrise Telecom Incorporated and subsidiaries was originally incorporated as Sunrise Telecom, Inc. in California in October 1991. In July 2000, the Company reincorporated in Delaware and changed its name to Sunrise Telecom Incorporated ("the Company") (see Note 11. Capital Stock). The Company manufactures and markets service verification equipment to pre-qualify, verify and diagnose telecommunications and Internet networks. The Company markets and distributes its products via a worldwide network of manufacturers, sales representatives, distributors, and a direct sales force throughout six continents. The Company has wholly owned subsidiaries in Norcross, Georgia; Taipei, Taiwan; Modena, Italy; Tokyo, Japan; a representative liaison office in Beijing, China; and a foreign sales corporation in Barbados.

      These accompanying unaudited condensed consolidated financial statements have been prepared under the same basis as the audited consolidated financial statements, and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for their fair presentation. Certain amounts in the prior year financial statements have been reclassified, where appropriate, to conform to the current year financial statement presentation. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

      The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or for the full fiscal year ending December 31, 2000.

(2) Completion of Initial Public Offering

      On July 12, 2000, the Company completed its initial public offering of 4.6 million shares at $15 per share, including 600,000 over-allotment shares, of which 782,572 shares were sold by selling stockholders. Net proceeds to the Company from the offering after underwriter's fees and expenses of approximately $5.7 million totaled approximately $51.6 million.

(3) Revenue Recognition

      Revenue is recognized when earned. The Company recognizes revenue from product sales upon shipment, assuming collectibility of the resulting receivable is probable. When the arrangement with the customer includes future obligations or obtaining customer acceptance, revenue is recognized when those obligations have been met or customer acceptance has been received. Revenue from services and support provided under the Company's extended warranty programs is deferred and recognized on a straight-line basis over the warranty period. Deferred revenue represents amounts received from customers in advance of services and support to be provided or prior to customer acceptance. Provisions are recorded at the time of sale for estimated product returns, standard warranty and customer support.

(4) Earnings Per Share

      Basic earnings per share ("EPS") is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issued in the Pro.Tel acquisition and common stock issuable upon exercise of stock options using the treasury stock method.

     The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

                                                                          Three Months             Nine Months
                                                                       Ended September 30,      Ended September 30,
                                                                        2000        1999         2000       1999
                                                                       -------    --------      --------   --------
     Basic EPS- weighted-average number of common
           shares outstanding............................              49,178      44,728        46,572     44,607

        Effect of dilutive common equivalent shares:
           Stock options outstanding.....................               2,677       1,235         2,110      1,089
           Stock issued in acquisition subject to put
               arrangement...............................                   -           -           167          -
                                                                       ------      ------        ------     ------
        Diluted EPS- weighted-average number of common
           shares outstanding............................              51,855      45,963        48,849     45,696
                                                                      =======      ======        ======     ======

(5) Other Comprehensive Income

      Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income, including foreign currency translation adjustments. The following table presents the calculation of comprehensive income as required by Statement of Financial Accounting Standards ("SFAS") No.
130. The components of comprehensive income, net of tax, are as follows (in thousands):


                                                 Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                                 2000           1999        2000           1999
                                                 ------        ------     -------         ------
        Net income..............................  $7,325        $2,460     $14,673         $6,540
        Change in unrealized loss on
         available-for-sale investments.........      (3)            -          (3)             -
        Cumulative translation adjustment.......     (86)            -        (122)             -
                                                  ------        ------     -------         ------
        Total comprehensive income..............  $7,236        $2,460     $14,548         $6,540
                                                  ======        ======     =======         ======

(6) Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards, requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 30, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." The staff accounting bulletin, as amended, is effective no later than the fourth quarter of 2000. The Company is in the process of determining the impact that adoption will have on its consolidated financial statements.

      Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation - - an Interpretation of Accounting Principles Board ("APB") Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25. The adoption of FIN 44 has not had a material effect on the Company's financial position or results of operations.


(7) Cash Equivalents and Short-Term Investments

      The Company considers all highly liquid investments with a maturity of 90 days or less when acquired to be cash equivalents. Cash equivalents as of September 30, 2000 and December 31, 1999 consist primarily of cash on deposit with banks, money market funds, auction rate securities and marketable debt securities. The Company has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments classified as available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income

(loss) in stockholders' equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in other income (expense).

(8) Financial Statement Details

  Inventories consisted of the following (in thousands):

                                              September 30,    December 31,
                                                  2000            1999
                                              ------------     ------------
     Raw materials..........................  $      7,920     $      2,553
     Work-in-process........................         3,826            2,704
     Finished goods.........................         2,134            2,355
                                              ------------     ------------
                                              $     13,880     $      7,612
                                              ============     =============


(9) Minority Investment

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

(10) Notes Payable and Line of Credit

      The Company has a $9,000,000 revolving line of credit with a financial institution that expires on May 1, 2001, bearing interest at the bank's prime rate less 0.25% (9.25% as of September 30, 2000). The agreement, which is collateralized by the receivables and inventories of the Company, contains certain financial covenants and restrictions. As of September 30, 2000, there were no balances outstanding under the line of credit. In addition, on June 30, 2000, the Company issued a short-term note payable in the amount of $1.0 million in connection with an acquisition and repaid $400,000 in August 2000, with the remainder due in monthly installments of $100,000 per month beginning in November 2000 through April 2001.

(11) Capital Stock

Recapitalization

     On July 12, 2000, the Company was reincorporated into Delaware with the authorization of 175,000,000 shares of $0.001 par value per share common stock and 10,000,000 shares of $0.001 par value preferred stock.

(12) Acquisitions

      The following summary prepared on an unaudited pro forma basis reflects the condensed consolidated results of operations for the year ended December 31, 1999 and the nine month period ended September 30, 2000, assuming Hukk Engineering ("Hukk") and Pro.Tel. Srl ("Pro.Tel") had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                                 Nine Months           Year
                                                    Ended             Ended
                                                 September 30,     December 31,
                                                    2000              1999
                                                 -------------     ------------

Net sales....................................... $   82,605        $     63,716
Net income...................................... $   14,113        $      7,885
Basic net income per share...................... $     0.30        $       0.17
Shares used in pro forma per share computation..     46,850              45,317

(13) Segment Information

      SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", establishes standards for the manner in which public companies report information about operating segments, products, services, geographic areas, and major customers in annual and interim financial statements. The method of determining what information to report is based on the way that management organizes the operating segments within the enterprise for making operating decisions and assessing financial performance.

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

  Revenue information regarding operations in the different geographic regions is as follows (in thousands):

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                   2000         1999       2000         1999
                                 -------      --------   -------       -------
     North America.............  $28,213      $11,519    $65,581       $31,359
     Europe....................    2,910          833      7,621         2,603
     Asia/Pacific..............    3,052        1,728      6,600         4,215
     Latin America.............      910          431      2,559           834
                                 -------      -------    -------       -------
                                 $35,085      $14,511    $82,361       $39,011
                                 =======      =======    =======       =======

  Revenue information by product category is as follows (in thousands):

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                 2000          1999        2000         1999
                                 -------       -------     -------     -------
     Digital subscriber line...  $27,160       $13,953     $67,021     $38,453
     Cable TV..................    1,655           558       2,630         558
     Fiber optics..............    4,733             -       9,696           -
     Signaling.................    1,537             -       3,014           -
                                 -------       -------     -------     -------
                                 $35,085       $14,511     $82,361     $39,011
                                 =======       =======     =======     =======

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

     To date, a significant portion of our net sales has resulted from a small number of relatively large orders from a limited number of customers. In the first nine months of 2000 and 1999, we sold approximately $16.2 million and $14.9 million, respectively, of our products to affiliates of SBC Communications, which represented approximately 20% and 38%, respectively, of our net sales. Sales to SBC Communications affiliates have decreased to approximately $3.1 million, or 9% of net sales in the third quarter of 2000 from approximately $4.4 million or 30% of net sales for the same period in 1999, primarily due to a higher sales volume of light chassis DSL products which have lower average selling prices than full chassis DSL products. As a percentage of sales, sales to SBC Communications affiliates have decreased due to our expanding customer base and the growth of our business as well as a change in the product mix purchased. Additionally, in the first nine months of 2000, approximately $13.9 million or 17% of our net sales were generated from an OEM product sold to Solectron, a new customer who integrates this product into the Stinger DSLAM that it manufactures for Lucent Technologies. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on large purchase orders, which can be delayed or cancelled by our customers without penalty. In addition, we anticipate that our operating results for a given period will continue to be dependent on a small number of customers.

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

  During the last three years, a substantial portion of our net sales were derived from customers located outside of the United States, and we believe that continued growth will require expansion of our sales in international markets. Currently, we maintain a procurement support and manufacturing facility in Taipei, Taiwan, a representative liaison office in Beijing, China, a foreign sales corporation in Barbados and manufacturing, research and development and sales facilities in Modena, Italy, a sales office in Tokyo, Japan and expect to establish additional international sales and other offices in the future. Prior to our acquisition of Pro.Tel, international sales have been denominated solely in U.S. dollars and, accordingly, we have not historically been exposed to fluctuations in non-U.S. currency exchange rates related to these sales activities. Since our acquisition of Pro.Tel in February 2000, we now have a small amount of sales denominated in Euro and have begun to use derivative instruments to hedge our foreign exchange risks. To date, foreign exchange risks from these sales have not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our procurement activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. We may choose to limit such exposure by entering into various hedging strategies. See "Factors Affecting Future Operating Results--Risks Relating to Our Business--Risks of International Operations."

     We recognize product sales at the time of shipment unless we have future obligations or customer acceptance is required, in which case revenue is recognized when these obligations have been met or the customer accepts the product. We offer a three-year warranty covering parts and labor on our DSL and fiber optic products sold in the United States and a one-year warranty covering parts and labor for those products sold overseas with a two-year extended warranty option at time of sale. Our cable TV and signaling products are covered by a one-year warranty. Sales of extended warranties are deferred and recognized over the extended warranty term, which is generally two years. We charge estimated warranty costs to cost of sales when the related sales are recognized. We recognize revenue for out-of-warranty repair when we ship the repaired product.

Cost of Sales

     Our cost of sales consist primarily of:

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

     In the first nine months of 2000, we recorded amortization of deferred stock-based compensation expense of approximately $1,405,000 related to the grant of options to purchase our common stock at exercise prices subsequently deemed to be below fair market value. Total compensation expense related to options granted in 1999 and the first quarter of 2000 will be amortized on a straight-line basis to the departments in which the employees received these below market option grants over the respective four-year vesting periods of the options. In the first nine months of 2000 and 1999, we allocated amortization of deferred stock-based compensation expense of $189,000 and $5,000, respectively, to cost of sales, $560,000 and $42,000, respectively, to research and development expense, $420,000 and $12,000, respectively, to sales and marketing expense and $236,000 and $5,000, respectively, to general and administrative expense. At September 30, 2000, approximately $7,160,000 of deferred stock-based compensation expense remained to be amortized at a rate not exceeding $549,000 per quarter.

Acquisitions

     In July 1999, we acquired Hukk Engineering ("Hukk"), a manufacturer of digital cable testing equipment. We accounted for the Hukk Engineering acquisition as a purchase and recorded goodwill and other intangibles of approximately $2.5 million to be amortized on a straight-line basis over the next five years. In February 2000, we acquired Pro.Tel. S.r.l. ("Pro.Tel"), an Italian manufacturer of distributed network signaling analysis equipment, and its U.S. affiliate and the assets of an unrelated U.S. distributor. We accounted for the Pro.Tel acquisition as a purchase and recorded goodwill and other intangibles of approximately $9.4 million to be amortized on a straight-line basis over the next two to five years, based on the expected life of the underlying assets. In addition, we recorded stock-based compensation for stock options granted to employees of Pro.Tel in the first quarter of 2000 in the amount of approximately $6.5 million to be amortized on a straight-line basis over their four year vesting period. We believe that acquisitions and joint ventures may be an important part of our growth and competitive strategy. "Factors Affecting Future Operating Results--Risks Relating to Our Business-- Acquisitions."


Results of Operations

Comparison of Three and Nine Month Periods Ended September 30, 2000 and 1999

     Net Sales. Net sales increased approximately 142% to $35.1 million in the third quarter of 2000 from $14.5 million for the comparable quarter in 1999. Net sales increased approximately 111% to $82.4 million in the first nine months of 2000 from $39.0 million for the comparable period in 1999.

     For the third quarter of 2000, sales of our DSL products accounted for approximately $13.2 million of the net sales increase, our new fiber optics products accounted for approximately $4.7 million of the net sales increase, our new signaling products accounted for approximately $1.5 million of the net sales increase, and our cable TV products accounted for approximately $1.1 million of the net sales increase over the comparable quarter in the prior year. For the first nine months of 2000, sales of our DSL products accounted for approximately $28.7 million of the net sales increase, our new fiber optics products accounted for approximately $9.7 million of the net sales increase, our new signaling products accounted for approximately $3.0 million of the net sales increase and our cable TV products accounted for approximately $2.1 million of the net sales increase over the comparable period in the prior year.

     Sales in the third quarter of 2000 grew $16.7 million or 145% in North America, $2.1 million or 249% in Europe, $1.3 million or 77% in Asia and $479,000 or 111% in Latin America as compared to the same period in 1999. Sales for the first nine months of 2000 grew $34.2 million or 109% in North America, $5.0 million or 193% in Europe, $2.4 million or 57% in Asia and $1.7 million or 207% in Latin America as compared to the same period in 1999.

The strong increase in North American sales is primarily due to sales of our DSL products which accounted for approximately $9.9 million and approximately $20.8 million of the increase in North American sales for the third quarter and for the nine month period, respectively, in part due to sales of our new customized Copper Loop Test Head for Lucent Technologies' Stinger DSLAM, which totaled approximately $8.9 million or 26% of net sales for the third quarter and approximately $13.9 million or 17% of net sales for the first nine months of 2000. In the fourth quarter of 2000, we expect that sales of our new customized Copper Loop Test Head will moderate to a more sustainable rate of 10% to 20% of net sales. Sales of our new fiber optics products accounted for approximately $4.2 million and $8.6 million of the increase in North American sales for the third quarter and for the first nine months of 2000, respectively. Our new signaling products accounted for approximately $1.5 million and $2.7 million of the increase in North American sales for the third quarter and for the first nine months of 2000, respectively, and sales of our cable TV products which were acquired in July of 1999, accounted for approximately $1.1 million and $2.1 million of the increase in North American sales for the third quarter and for the first nine months of 2000, respectively.

     International sales increased to approximately $9.3 million, or 26% of net sales in the third quarter of 2000 from approximately $3.4 million or 24% of net sales in the same period in 1999. International sales increased to approximately $20.0 million, or 24% of net sales in the first nine months of 2000 from approximately $8.8 million or 22% of net sales in the same period in 1999. The increase in international sales is primarily due to increased sales of our DSL product line and our expanded international operations.

     Cost of Sales. Cost of sales consists primarily of direct material, warranty and personnel costs related to the manufacturing of our products and allocated overhead. Cost of sales increased approximately 190% to $10.0 million in the third quarter of 2000 from $3.5 million in the same period in 1999. Cost of sales increased approximately 142% to $23.6 million in the first nine months of 2000 from $9.7 million in the same period in 1999. The increase in absolute dollars is primarily due to the increase in net sales. Cost of sales represented approximately 29% and 24% of net sales in the third quarter of 2000 and 1999, respectively, and 29% and 25% of net sales in the first nine months of 2000 and 1999, respectively. The increase as a percentage of net sales resulted primarily from a higher sales volume of light chassis DSL products which have lower average selling prices than full chassis DSL products and the introduction of our new fiber optics and cable TV product lines which generated lower gross margins than the mix of products sold during the prior year. We expect that cost of sales expenses will continue to increase as a percentage of sales for the foreseeable future as our OEM relationships expand and our light chassis DSL and cable TV products increase as a percentage of our overall product mix.

     Research and Development. Research and development expenses consist primarily of the costs of payroll and benefits for engineers, equipment and consulting services. Research and development expenses increased approximately 89% to $5.3 million in the third quarter of 2000 from $2.8 million for the same period in 1999. Research and development expenses increased approximately 79% to $13.1 million in the first nine months of 2000 from $7.3 million for the same period in 1999. The increase in absolute dollars was primarily due to costs associated with increased staffing dedicated to research and development activities. These research and development expenses represented approximately 15% and 19% of net sales during the third quarter of 2000 and 1999, respectively, and approximately 16% and 19% of net sales in the first nine months of 2000 and 1999, respectively. The decrease as a percentage of net sales in 2000 was primarily attributable to increased product sales relative to research and development expenditures. We expect that research and development expenses will increase in absolute dollars for the foreseeable future as we intend to continue to invest in product development.

     Sales and Marketing. Sales and marketing expenses consist primarily of manufacturers' representatives and direct sales commissions, personnel, travel and facilities expenses related to sales and marketing, and trade show and advertising expenses. Sales and marketing expenses increased approximately 69% to $6.2 million in the third quarter of 2000 from $3.6 million in the same period in 1999. Sales and marketing expenses increased approximately 67% to $16.6 million in the first nine months of 2000 from $9.9 million in the same period in 1999. The increase in absolute dollars in 2000 was primarily related to increased staffing to support expanded product offerings and increased marketing and promotional activities. These sales and marketing expenses represented approximately 18% and 25% of net sales during the third quarter of 2000 and 1999, respectively, and approximately 20% and 25% of net sales in the first nine months of 2000 and 1999, respectively. The decrease as a percentage of net sales was primarily due to increased OEM sales which have led to lower commission, occupancy, and salary and related expenses as a percentage of sales. We expect that sales and marketing expenses will increase in absolute dollars for the foreseeable future as we intend to continue to invest in our sales and marketing capabilities.

     General and Administrative. General and administrative expenses consist primarily of personnel, facilities and other costs of our finance and administrative departments as well as legal and accounting expenses. General and administrative expenses increased approximately 138% to $2.6 million in the third quarter of 2000 from $1.1 million in the same period in 1999. General and administrative expenses increased approximately 139% to $6.4 million in the first nine months of 2000 from $2.7 million in the same period in 1999. These general and administrative expenses represented approximately 7% and 8% of net sales during the third quarter of 2000 and 1999, respectively, and approximately 8% and 7% of net sales in the first nine months of 2000 and 1999, respectively. The increase in absolute dollars was primarily related to increased staffing and related costs associated with the growth of our business, amortization of goodwill and other intangible assets related to recent business acquisitions and amortization of deferred stock-based compensation. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we accommodate our growth, add related infrastructure and incur expenses related to being a public company.

     Other Income, Net. Other income, net represents primarily interest earned on cash and investment balances net of interest expense on notes payable and short-term borrowings under our line of credit. Other income, net increased to approximately $635,000 in the third quarter of 2000 from approximately $99,000 for the same period in 1999. Other income, net increased to approximately $632,000 in the first nine months of 2000 from approximately $209,000 for the same period in 1999. The increase resulted primarily from interest income earned on the net proceeds received from our initial public offering in July 2000.

     Income Taxes. Income taxes consist of federal, state and international income taxes. We recorded income tax expense of approximately $4.3 million in the third quarter of 2000 and approximately $1.1 million in the same period in 1999. We recorded income tax expense of approximately $8.6 million in the first nine months of 2000 and approximately $3.0 million in the same period in 1999. Our effective income tax rates were 37% for the first nine months of 2000 and 32% in 1999. The effective income tax rate is higher in 2000 than in 1999 primarily due to higher levels of income, charges from non-cash amortization of goodwill and deferred stock-based compensation, and an increased concentration of sales in local jurisdictions with higher tax rates.

Seasonality

     Our sales have been seasonal in nature with the largest portion of quarterly sales tied to the buying patterns of our customers which, in past years, have usually increased during the last calendar quarter of the year as customers spent the unused portion of their yearly budget. As a result, in the past, our first quarter sales tended to decrease from the prior quarter. In the future, we expect that our quarterly operating results may fluctuate significantly and will be difficult to predict given the nature of our business. Many factors could cause our operating results to fluctuate from quarter to quarter in the future, including the lengthy and unpredictable buying patterns of our customers, and the degree to which our customers allocate and spend their yearly budgets.

Liquidity and Capital Resources

     Historically, we have financed our operations and satisfied our capital expenditure requirements primarily through cash flow from operations and borrowings under our line of credit. Additionally, in July of 2000, we received net proceeds totaling approximately $51.6 million from our initial public offering. As of December 31, 1999 and September 30, 2000, we had working capital of approximately $16.3 million and $76.0 million, respectively, and cash and cash equivalents of approximately $8.6 million and $51.8 million, respectively.

     During the nine months ended September 30, 2000, we generated approximately $5.7 million in cash flow from operating activities as compared to the same period in 1999 when we generated approximately $9.0 million. Operating cash flows decreased during the first nine months of 2000 as compared with the same period in the prior year as a result of increases in accounts receivable, increases in inventory required to meet our expected future sales targets, increases in prepaid expenses and other assets for deposits related to both our new building and our increased marketing activities, and an increase in deferred income taxes. These uses of cash were partially offset by positive cash flow generated from increased levels of income from operations, increased non-cash charges for depreciation and amortization and amortization of deferred stock-based compensation, and an increase in accounts and commissions payable and accrued compensation and related benefits.

     Cash used in investing activities was approximately $13.4 million and $2.3 million for the nine months ended September 30, 2000 and 1999, respectively. For the first nine months of 2000, cash used in investing activities included approximately $4.7 million for acquisitions, $4.3 million for purchases of marketable equity securities, $4.1 million for capital expenditures and $241,000 for the purchase of a long-term investment. For the same period in 1999, cash used in investing activities totaled approximately $1.5 million for capital expenditures and $781,000 for acquisitions. Cash used for capital expenditures increased in the first nine months of 2000 primarily as a result of purchases of general office equipment to support our growth, research and development laboratory equipment and demonstration equipment required for the introduction of new products and an increase in the number of our distribution channels. We believe that capital expenditures in the first quarter 2001 will include approximately $18.0 million relating to the construction of our new facility in San Jose, California, which we are building to accommodate our need for an increase in manufacturing capacity and employees, and approximately $3.0 million for equipment, furniture and fixtures relating to the new facility. In addition, due to anticipated growth in our operations and the increased capacity afforded by our new facility, we believe that capital expenditures for the acquisition of property and equipment relating to our ongoing business activities will increase to a total of approximately $6.0 million for the year 2000.

     During the nine months ended September 30, 2000, we generated approximately $51.0 million in financing activities as compared to the same period in 1999 where we used approximately $312,000. For the nine months ended September 30, 2000, cash provided by financing activities was primarily due to net proceeds of approximately $51.6 million from our initial public offering in July 2000 and $759,000 received from the exercise of stock options, partially offset by $1.4 million used for repayments of notes payable. Our use of cash in financing activities for the same period in 1999 was primarily related to the repurchase of approximately $202,000 of our common stock and cash dividends of $223,000, offset by proceeds of $113,000 from the exercise of stock options.

     Currently, we have a line of credit from Bank of America, N.A. for up to $9.0 million in borrowings at the bank's prime rate less 0.25% which expires on May 1, 2001. At December 31, 1999 and September 30, 2000 there were no balances outstanding under the line of credit. Borrowings under the line of credit are secured by our inventory and accounts receivable. The agreement governing the line of credit contains covenants, which we were in compliance with at December 31, 1999 and at September 30, 2000, that, among other things:

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


In July 2000, we completed our initial public offering of 4.6 million shares at $15 per share, including 600,000 over-allotment shares, of which 782,572 shares were sold by selling stockholders. Net proceeds to us from the offering after underwriter's fees and expenses of approximately $5.7 million totaled approximately $51.6 million. We believe that the net proceeds received by us from our initial public offering, together with current cash balances, cash flows from operations and available borrowings under our line of credit will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. After that, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. We cannot assure you that such additional financing would be available on acceptable terms, if at all.

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

          The factors listed above may affect our business and stock price in several ways, including the following:

        . Given the high fixed costs relating to overhead, research and development, and advertising and marketing, among others, if our net sales are below our expectations in any quarter, the negative effect may be magnified by our inability to adjust spending in a timely manner.

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

          Our customer base is highly concentrated, and a relatively small number of companies have accounted for a large percentage of our net sales. Net sales from our top five customers in the United States represented approximately 16% of net sales in 1997, 16% in 1998 and 49% in 1999 and 45% in the first nine months of 2000. Our largest customers over this period have been affiliates of SBC Communications Inc., which include Pacific Bell Telephone Company, Southwestern Bell Telephone Company, Ameritech Corporation, Nevada Bell and Southern New England Telephone and which in total accounted for approximately 41% of net sales in fiscal 1999 and 20% in the first nine months of 2000. Additionally, sales to a new customer in 2000, Solectron, a contract manufacturer for Lucent Technologies' Stinger DSLAM, represented approximately 17% of sales in the first nine months of 2000. No customer is presently obligated to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. We expect that we will continue to depend upon SBC Communications' affiliates and other major customers for a substantial portion of our net sales in future periods. We cannot guarantee that our future net sales, including those from SBC Communications' affiliates, will be comparable to our fiscal 1999 net sales. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our net sales and, therefore, profits to decline. In addition, many of our customers are able to exert substantial negotiating leverage over us. As a result, they may cause us to lower our prices and negotiate other forms and provisions that may negatively affect our business and profits.

Dependence on DSL--Substantially all of our sales have been from our DSL products. If the market for DSL services does not continue to grow as we anticipate, our net sales could decline.

     In 1999 and the first nine months of 2000, sales of our DSL products represented approximately 98% and 81% of our net sales, respectively. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers, who offer DSL services. A competitive local exchange carrier is a company that, following the Telecommunications Act of 1996, is authorized to compete in a local communications services market. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology and satellite technologies, and may at any time adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

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

     We have recently experienced rapid growth in revenues and in our business generally that has placed, and we expect will continue to place, a significant strain on our management and operations. For example, our revenues have increased from approximately $28.5 million in 1998 to $61.5 million in 1999 and to $82.4 million for the first nine months of 2000, our number of employees has increased from 118 at December 31, 1998 to 338 at September 30, 2000, and we have made two significant acquisitions, that of Hukk Engineering and Pro.Tel. As a result of our historical and expected growth, we face several risks, including:

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

Product Category                               Principal Competitors
----------------                               ---------------------
Digital Subscriber Line                        Acterna Corporation (formerly TTC, a division of Dynatech
                                               Corporation), Agilent Technologies, Inc., Tollgrade
                                               Communications, Inc. and Turnstone Systems, Inc.

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

     We expect that, as our industry and market evolves, new competitors or alliances among competitors with existing and new technologies could emerge and acquire significant market share. We anticipate that competition in our market will increase and we will face greater threats to our market share, price pressure on our products and the likelihood that, over time, our profitability may decrease. In addition, it is difficult to assess accurately the market share of our products or of Sunrise overall because of the high degree of fragmentation in the market for DSL service verification equipment, in particular, and for high-speed data access technology, in general. As a result, it may be difficult for us to forecast accurately trends in the market, which of our products will be the most competitive over the longer term and, thus, what is the best use of our human and other forms of capital. We cannot assure you that we will be able to compete effectively.

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

     Sales to customers located outside of the United States represented 46% of our net sales in 1997, 42% in 1998, 20% in 1999 and 24% in the first nine months of 2000, and we expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including:

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

     In addition, since the last nine months of 1997, the Asia/Pacific region has experienced instability in many of its economies and significant devaluations in local currencies. Approximately 20% of our sales in 1998, 9% of our sales in 1999 and 8% of our sales in the first nine months of 2000 were derived from customers located in this region. These instabilities may continue or worsen, which could have a materially adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.


Dependence on Sole and Single Source Suppliers--Because we depend on a limited number of suppliers and some sole and single source suppliers that are not contractually bound in the long-term, our future supply of product components is uncertain. This could lead to manufacturing difficulties.

     In our manufacturing process, we purchase many key products, such as microprocessors, bus interface chips, optical components and oscillators, from a single source or sole supplier and we license certain software from third parties. We rely exclusively on third-party subcontractors to manufacture some sub-assemblies, and we have retained, from time to time, third party design services in the development of our products. We do not have long-term supply agreements with these vendors. In general, we make advance purchases of some products and components to ensure an adequate supply, particularly for products that require lead times of up to nine months to manufacture. In the past, we have experienced supply problems as a result of financial or operational difficulties of our suppliers, shortages, discontinuations resulting from component obsolescence or other shortages or allocations of supplies. Our reliance on these third parties involves a number of risks, including:

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

Acquisitions--We have acquired two significant companies and intend to pursue further acquisitions in the future. These activities involve numerous risks, including the use of cash, amortization of goodwill and the diversion of management attention.

     Recently, we acquired two companies, Hukk Engineering in July 1999, and Pro.Tel in February 2000. As a result of these and other smaller acquisitions, we face numerous risks, including:

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

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     We sell our products in North America, Asia, Latin America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates. Prior to our acquisition of Pro.Tel, international sales had been denominated solely in U.S. dollars and, accordingly, we had not historically been exposed to fluctuations in non-U.S. currency exchange rates related to these sales activities. Since our acquisition of Pro.Tel in February 2000, we now have a small amount of sales denominated in Euro and have begun to use derivative instruments to hedge our foreign exchange risks. To date, foreign exchange risks from these sales have not been material to our operations.

     We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Due to the nature of our investments, we anticipate no material market risk exposure.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS.

     In September 1999, the United States District Court for the Northern District of California entered final judgment against Electrodata, Inc. stating that it had literally infringed our U.S. Patent No. 5,619,489, entitled Handheld Communications Tester. The court also entered judgment against Electrodata that the patent claims at issue were valid and the patent was enforceable. Electrodata has filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. The parties have briefed the issues, and the Federal Circuit has indicated that it will most likely hear oral argument in January 2001. We do not believe that the outcome of this appeal will materially impact our business.

ITEM 2.   CHANGES IN SECURITIES and USE OF PROCEEDS.

     From July 1 through September 30, 2000, we issued approximately 110,550 shares of our common stock to employees pursuant to exercises of stock options (with an average exercise price of approximately $1.45 per share) under our 1993 stock option plan. These issuances were deemed exempt from registration under
Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder.

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

     In connection with the offering, we paid approximately $4.0 million in underwriting discounts and commissions to the underwriters. Offering proceeds, net of aggregate expenses to us of approximately $1.6 million, were approximately $51.6 million. None of the net proceeds from the offering were paid directly or indirectly to any director, officer, general partner of the Company or its associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

     We have used $2.4 million of the net proceeds from the offering to repay amounts drawn under our line of credit and $779,000 to repay notes payable. Funds that have not been used have been invested in money market funds, auction rate securities and marketable debt securities. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of the Company or its associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

     We intend to use the remaining net proceeds of the offering for working capital and general corporate purposes, including the construction of our new facility and capital expenditures made in the ordinary course of our business. We may also apply a portion of the proceeds of the offering to acquire businesses or products and technologies that are complementary to our business and product offerings.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               27.1  Financial Data Schedule.

          (b)  Reports on Form 8-K

          There were no reports on form 8-K filed during the three-month period ended September 30, 2000.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SUNRISE TELECOM INCORPORATED

                                      (Registrant)


Date: November 8, 2000
                                      By: /s/ Paul Ker-Chin Chang
                                          -----------------------
                                          Paul Ker-Chin Chang
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                      By: /s/ Peter L. Eidelman
                                          ---------------------
                                          Peter L. Eidelman
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

EXHIBIT INDEX

       Exhibit No.
       ----------

          27.1           Financial Data Schedule.