Form 10-K405
period 2000-12-31
SUNRISE TELECOM INC
filed 2001-03-16
CIK 907152

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

                                   FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
                                  ACT OF 1934

                  For the fiscal year ended December 31, 2000
                        Commission File Number: 0-30757

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

                                _______________

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.001 per share
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes [_]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 2, 2001, the aggregate market value of the Common Stock of the registrant held by non-affiliates was $107,310,964.

As of March 2, 2001, there were 50,000,498 shares of the Registrant's Common Stock outstanding, par value $0.001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.

                         SUNRISE TELECOM INCORPORATED
                      Index to Annual Report on Form 10-K
                  For the fiscal year ended December 31, 2000

                                                                                Page
                                                                                ----
                                                                               Number
                                                                               ------
                                    PART I.

Item 1.   Business.............................................................     3
Item 2.   Properties...........................................................    16
Item 3.   Legal Proceedings....................................................    16
Item 4.   Submission of Matters to a Vote of Security Holders..................    16

                                    PART II.

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters......................................    17
Item 6.   Selected Financial Data..............................................    18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation.............................................    19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...........    34
Item 8.   Financial Statements and Supplementary Data..........................    35
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...............................    54

                                   PART III.

Item 10.  Directors and Executive Officers of the Registrant...................    54
Item 11.  Executive Compensation...............................................    54
Item 12.  Security Ownership of  Certain Beneficial Owners and Management......    54
Item 13.  Certain Relationships and Related Transactions.......................    54

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....    55

                          FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including, without limitation, statements regarding the anticipated growth in the market for telecommunications test equipment and new product development. Except for historical information, the matters discussed in this report on Form 10-K are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected due to certain factors, including those discussed below in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Factors Affecting Future Operating Results" and elsewhere in this report. You should not rely on forward-looking statements in this report or in the pages from our Proxy Statement incorporated by reference into this report. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report on Form 10-K.

                                    PART I.

Item 1. Business

Overview

     We manufacture and market service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services and diagnose problems relating to wireline access services including the new DSL services, fiber optics, cable TV networks and signaling networks. We design our products to maximize technicians' effectiveness in the field and to provide realistic network simulations for equipment manufacturers to test their products. Our customers include incumbent local exchange carriers, competitive local exchange carriers, and other service providers, network infrastructure suppliers and installers throughout North America, Latin America, Europe and the Asia/Pacific region.

     Our objective is to be a leading provider of service verification test equipment for a broad range of applications within the global telecommunications industry. The key elements of our strategy are to maintain our position in wireline access verification including DSL service verification equipment, to increase our penetration in the growing market for verification test equipment for fiber optics and cable TV/ modem, to continue to expand our remote testing applications, alarm and surveillance and central office testing applications, to continue to expand internationally, to pursue strategic acquisitions and joint ventures and to pursue follow-on sales opportunities by continuing to develop and market hardware modules which can be inserted into the chassis of our service verification equipment.

     We were originally incorporated in California as Sunrise Telecom, Inc. in October 1991. In July 2000, we reincorporated in Delaware and changed our name to Sunrise Telecom Incorporated ("Sunrise"). "Sunrise Telecom," "SunSet," and "SunLite" are trademarks of Sunrise Telecom Incorporated. This report on Form 10-K also includes references to registered service marks and trademarks of other entities.


Recent Developments

Acquisition of Avantron Technologies, Inc.

     In January 2001, we acquired Avantron Technologies, Inc., a Canadian company which specializes in the design and manufacture of spectrum analyzers and performance monitoring systems for approximately Cdn. $17.6 million (approximately U.S. $11.7 million) in cash and short-term notes payable. The transaction will be accounted for under the purchase method.


Industry Background

Demand for High-Speed Data Access

     The telecommunications industry is undergoing fundamental change and growth worldwide. Following the Telecommunications Act of 1996, competitive local exchange carriers in the United States have been allowed to compete with incumbent local exchange carriers, including the regional Bell operating companies, for local carrier services. The regulatory developments in the telecommunications industry have coincided with a surge in demand for high-speed Internet access and data transmission service. Data traffic in the United States and Canada has surpassed the amount of voice traffic carried on the existing telephone network. Consumers are seeking higher-speed access to bandwidth intensive content and services, such as highly graphical Web sites, audio, video and software downloads. As an increasing number of Internet users access more and different content, the ability to connect to and receive data from the Internet at high speeds has become and will continue to be more important. Businesses have even greater requirements for high-speed access to implement e-commerce strategies, to access the Internet for a variety of purposes and to provide employees with effective telecommuting capabilities. Outside the United States, there is evidence to suggest that deregulation and the availability of broadband service will continue and will follow the general trends in the United States.

     Service providers are responding to the increased demand with the deployment of reliable high-speed, digital networks. One primary investment area is the redesign of the access network to support broadband access to end users. This portion of the network between the customer's premise and the service provider's central office is also known as the "last-mile." The last mile typically consists of copper wires that operate at substantially lower transmission speeds than those offered in the long-haul segment of a network or by some available broadband alternatives. These copper wires were originally intended to carry only analog circuit-switched, low-speed voice signals and, as a result, have become a bottleneck that limits high-speed data transmission. Several access technologies are being deployed to support higher-speed Internet access in the networks, including digital subscriber lines, digital cable TV/ MODEM, fiber optics and broadband wireless. In addition, the signaling portion of the network is essential to the integration of new broadband services into the existing telecommunications network. We summarize some of these technologies below.

     Digital Subscriber Line Technology. Digital subscriber line technology, commonly known as DSL, today transmits data up to 50 times faster than a conventional dial-up modem using the existing copper telephone wires. Various implementations of DSL are being developed and deployed, including asymmetric DSL, known as ADSL, symmetric DSL, know as SDSL, high bit-rate DSL, know as HDSL, and integrated services digital network DSL, known as IDSL. Service providers deploying DSL technology include incumbent local exchange carriers, such as SBC Communications, Inc., Verizon Communications, Inc. and Sprint Corporation.

     Cable TV Networks. Cable TV operators use two-way cable, cable modems installed in the home, cable modem termination systems installed at major cable concentration points and network headend equipment designed to interface their cable TV networks to video feeds and other networks. Several cable companies are currently offering broadband access services across two-way cable, including AT&T Broadband, Charter Communications, Cox and TimeWarner Cable.

     Fiber Optics. Fiber optic cables use pulses of light to transmit digital information. Because fiber optic cables support thousands of high-speed, local digital connections onto a single higher-speed connection to the central office or the central side of the cable TV network where the video signals emanate, they offer virtually unlimited bandwidth capacity. Due to their high capacity, fiber optic cables are being used increasingly in the access network in both telecommunications and cable TV applications.

     Signaling. Telephone systems require a signaling mechanism to set up and end phone calls. These signals serve three basic functions: supervising or monitoring the status of a line on circuit to see if it is busy, idle or requesting service; alerting or indicating the arrival of an incoming call; addressing or transmitting routing and destination signals over the network. Signaling Systems 7, or SS7, is the standard signaling system used by telecom networks worldwide. Signaling networks must support new access technologies to ensure interoperability with the existing telephone network.

     We believe that the increasing demand for high-speed bandwidth access and the increasing development and availability to end users of technologies, such as those described above, that support this access will propel the continued growth of the Internet and of network service providers.

Challenges of High-Speed Data Services Deployment

     Regardless of the type of technology, the successful deployment of high-speed broadband services poses several major challenges to service providers. Physical impairments in cable TV lines and the copper telephone wires upon which DSL technology depends can degrade the quality of the broadband access and, in some cases, prevent any service from being delivered. Examples of physical impairments include the following:

     . shorts, which occur when the twisted pair conductors are touching each other or when one of them comes into contact with a grounded piece of metal;

     . opens, which occur in a variety of ways including when a splice joining two cable segments fails or when a construction crew cuts through a buried cable ;

     . power crosses, which occur when the telephone wire comes into contact with a live AC power source; and

     . wet cables, which occur when the aerial cable is subjected to rain or when the underground cable comes into contact with ground water and the pressurization system (if any) is inadequate to handle the leakage.

          In addition to the challenges stated above, asymmetric DSL, or ADSL, service for residential end users faces its own particular challenges. ADSL is designed to share the existing copper telephone wires using splitters or microfilters at the customer premises and central office to break the single line into two service appearances. Although a customer may have a working voice line, several line impairments can kill ADSL service. These impairments include:

     . load coils, which are inductors sometimes placed at 6000 foot intervals on telephone lines to optimize voice transmission;

     . bridge taps, which occur when an existing spare telephone line to one customer location is "tapped" into prior to its endpoint to provide service to another location that has exhausted its supply of existing copper telephone lines, with the result that the line then has two separate customer ends, one at the original location and the other at the new location;

     . AM radio interference, where the AM radio spectrum covers the same frequencies used in ADSL, high bit-rate DSL, or HDSL, high speed symmetric DSL, or SDSL, and T1 frequencies; and

     . intra-cable crosstalk between high frequency service twisted pairs, where the twisted pairs act as long antennas placed in the same cable bundles, effectively transmitting onto one another creating excessive levels of background noise.

Because these problems may only be diagnosed and repaired effectively in the field, many DSL service providers send field technicians to verify every line before they hand over service to their customers.

          Cable TV and fiber optic networks face similar challenges. The cable TV network was used originally to support one-way analog transmission of video images. Now, digital cable TV networks also support voice and interactive high-speed data services and customers require the same level of reliability as provided by the existing telephone network. Potential problems for reliable and high quality broadband access through cable TV lines include signal return path interference and downstream signal degradation. As a result, cable TV providers believe that cable plant pre-qualification and verification is a prerequisite for the successful implementation of the technology. The widespread deployment of fiber optic technologies into the cable TV and telecommunications access networks also requires field verification equipment to verify and diagnose service problems with these links.


The Need for Service Verification Equipment

          In order to deploy successfully and maintain the new broadband networks, service providers rely on sophisticated service verification equipment. This equipment allows service providers to pre-qualify facilities for services, verify proper operation of newly installed services and diagnose problems. In addition, equipment manufacturers use service verification equipment to test simulated networks during equipment development and verify the successful production of equipment. Service verification equipment can be grouped into three types: field verification, remote testing and alarm and surveillance.

          Field Verification Equipment. Field verification equipment is used by all service providers to probe the actual wires, cables or airwaves to verify that a service works. In the case of a service malfunction, a field technician can use the equipment to locate the exact fault so that repairs can be made. Research and development labs, manufacturing departments and central office technicians also use field verification equipment in their day-to-day operations. Of the three types of service verification equipment, field verification equipment delivers the most detailed service information and is essential to the successful deployment of broadband networks. Service providers have found field verification to be the most effective method to ensure that the lines work as promised before they hand over service to their customers.

          Remote Test Equipment.   Remote test equipment can help verify
services and identify certain types of service malfunctions from a centralized location. The equipment is typically controlled by a centralized test system that automates much of the remote testing process. It is commonly used to determine which section within a 3,000 mile circuit has malfunctioned and to diagnose quickly the nature of a customer's complaint. Due to its centralized and automated nature, remote test equipment is an efficient way to complement field test equipment in the deployment and maintenance of broadband networks.

          Alarm and Surveillance Equipment.   Alarm and surveillance equipment
constantly monitors the telephone network, searching for facility or service degradations, including outages. When a problem is noticed, a report may be sent immediately to an automated trouble diagnostic system or to a human operator who interprets the message and decides what further action is required. Corrective action typically involves field verification or remote test equipment to identify and correct specific problems.

          Because the competition for subscribers for high-speed bandwidth access is intense, the quality and reliability of network service has become critical to service providers because of the expense, loss of customers and negative publicity resulting from poor service. Field technicians who use service verification equipment allow service providers to verify and repair service problems effectively and, thus, increase the quality and reliability of the network. We believe that as broadband services are deployed further and as competition for subscribers proliferates, service providers will increasingly depend on advanced field test and monitoring solutions.


The Sunrise Solution

          We design and manufacture service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services and diagnose problems relating to wireline access services including the new DSL services, fiber optic and cable TV and signaling networks. Our products also enable equipment manufacturers to test simulated networks during equipment development and verify the successful production of equipment. Our field products offer the following features:

     .    Design Flexibility.   We design our products to be flexible and to
          evolve as customer needs change. Our CM 1000 and SunSet xDSL lines, for example, allow field technicians the ability to upgrade their equipment easily through a variety of plug-in hardware modules. This flexible design allows the customer to adapt the test set to new services and applications as network standards evolve, thereby protecting the customer's investment in the test equipment.

     .    Customer Driven Features.   Each of our products is highly tailored to
          our customers' needs. Our marketing engineers continually interact with our customers during the design process to ensure that our products are the best available solution for them.

     . Handheld Design. We design most of our products to be used in the field. Most of our field products weigh less than three pounds and offer handheld convenience. The compact, lightweight design of these products enable field technicians to access problems and verify line operation quickly. The SunSet OCx for example, is the first truly handheld asynchronous transfer mode or ATM-compatible fiber optic field test set for SONET, or synchronous optical network, which is the North American standard for transmissions using fiber optics, which is small enough to be grasped in the palm of the technician's hand. Similarly, our SunSet SDH offers the same flexibility as the SunSet OCx for different international standards.

          Because of the design and functionality of our products, we provide the following benefits to our customers:

     . Rapid and Efficient DSL Deployment. Our products allow field and office technicians to test DSL lines rapidly and efficiently to ensure that they are properly connected to the central office and that they can support a specific type and speed of DSL service. In a single device, our products can be used to pre-qualify facilities for services, identify the source of problems and verify the proper operation of newly installed service before handing service over to customers.

     . Improved Network Quality and Reliability. Field and office technicians use our products to diagnose and locate a variety of problems and degradations in broadband service. For example, our xDSL products allow extensive diagnosis and analysis of the physical layers of the copper wire network. This allows service providers to identify and repair problems and to restore service efficiently. As a result, our products support our customers' need to provide high quality and reliable service.

Strategy

          Our objective is to be a leading provider of service verification test equipment for a broad range of applications within the global telecommunications industry. The following are the key elements of our strategy:

     . Maintain Our Position in DSL Service Verification Equipment. We intend to maintain our position in DSL service verification equipment by continuing to enhance the features and functionality of our existing products to serve our customers' rapidly changing needs. In particular, we expect to introduce additional products to address new DSL technologies. We also plan to expand our relationships with the top DSL service providers in the United States and in international markets. In addition, during 2000 we began to supply Lucent Technologies with a customized copper loop test head for their Stinger DSL Access Multiplexor product, which provides service providers with a DSL test solution for DSL line deployment, maintenance and diagnostics functions.

     . Penetrate the Growing Market for Fiber Optic Cable Verification Testing Equipment. We plan to capitalize on the expanding use of fiber optic cable in the telecommunications industry. Our SunSet OCx and SunSet SDH products support testing of higher bandwidth fiber optic networks and we plan to continue to increase the data rates supported by our optical products and develop additional products to support new network applications and technologies based on gigabit optical rates.

     . Provide New Cable TV Verification Solutions. We intend to penetrate the growing market for verification equipment for cable TV by adding features and functionality to increase the applicability of our product offerings. For example, in 2000 we introduced our CM1000, which employs modules to test digital networks with broadband access capabilities. Our modular architecture allows technicians to use a single unit to test a variety of cable TV/ modem services, and the flexibility of the modular architecture also protects a customer's investment in the test equipment. We expect to add new features in this modular form in the future. In January 2001, we acquired Avantron Technologies, a Canadian company which specializes in the design and manufacture of spectrum analyzers and performance monitoring systems. We intend to further address the convergence of voice and data across cable TV networks.

     . Expand Beyond Field Verification Testing. We intend to leverage our expertise in field verification testing to expand into remote testing, alarm and surveillance and central office testing applications. Our Ghepardo signaling products allow technicians to remotely access signaling probes distributed throughout the network. In addition, our Ghepardo products provide alarm and surveillance monitoring and enable equipment developers to exercise and evaluate their network elements' signaling and VoIP capabilities. We have also introduced products aimed at central office testing that are a natural extension of our field testing products. For example, the Copper Loop Test Head ("CLT") is a central office remote testing service for DSL services.

     . Grow Internationally. We plan to expand from our presence in over 60 countries to meet the growing demand for high-speed access solutions and increase our brand recognition internationally. We believe existing service providers in Asia, Europe and Latin America will gradually convert their installed base of analog voice equipment to more efficient DSL equipment due to the advantages of the technology, its superior economics compared to readily available alternatives and the increasing demand for it. In 2000, we introduced a new fiber optics testing product, the Sunset SDH, which provides a combination of SONET/SDH for testing international gateway areas. We intend to add features to our existing products to make our solutions more attractive to service providers in other countries.

     . Pursue Strategic Acquisitions. We plan to continue to make acquisitions and enter into joint ventures on a selected basis. We expect that acquisitions and joint ventures may provide an efficient way of expanding our business, product offerings and access to different customers and market niches.

     . Pursue Follow-On Sales Opportunities. We plan to continue to develop hardware modules that allow our customers to increase the functionality of the products which they have purchased from us. For example, our CM1000 and SunSet xDSL products allow technicians to add hardware cartridges to test different types of services. This feature allows customers to protect their investment in test equipment and generates follow-on sales opportunities as we develop new modules in the future.

Products

     We currently offer two main categories of service verification products: broadband access service verification products and signaling testing products.


Broadband Access Service Verification Products

     Our broadband access service verification products support a wide range of access technologies, including DSL, cable TV and fiber optics, and within each of these technologies, different transmission types, frequencies or speeds and protocols for U.S. and international standards.

     We design our products to enable technicians to verify if a broadband service has been properly installed and to help identify and correct problems in case of an error. Our products are designed to be carried into the field by a technician and offer a large graphical display, menu-driven functionality and an easy-to-use interface. In addition, most of our field products weigh less than three pounds, allowing field technicians to carry them easily. Many of our new models support plug-in hardware modules that enable technicians to upgrade our handheld test sets quickly and easily while in the field.

     Sales of our DSL products accounted for 100% of our net sales in 1998, approximately 98% in 1999 and approximately 80% in 2000. Although we have recently introduced or acquired fiber optic, cable TV and signaling products, we expect that sales of DSL products will continue to account for a majority of our net sales for the foreseeable future.

     We offer a three-year warranty on our DSL and fiber optic products sold in the United States and a one-year warranty for those sold overseas with a two-year extended warranty option at the time of sale. We offer a one-year warranty on our cable TV and signaling products.

     Within our broadband access testing products, we manufacture service verification equipment for three main technologies: DSL, cable TV and fiber optics. We describe our major products in each product category below.

------------------------------------------------------------------------------------------------------------------------------
 DSL Products
------------------------------------------------------------------------------------------------------------------------------
 Global DSL
                         Global DSL products allow worldwide telecommunications service providers to install and troubleshoot digital copper-based circuits and services. The xDSL series finds data transmission rates and noise margins that can be supported by the line. This series employs modules to test DSL and other digital transmission types, such as T1 which is used by large businesses for broadband access. Our modular architecture allows technicians to use a single unit to test a variety of DSL services. In addition, the flexibility of the modular architecture protects a customer's investment in the test equipment.

     SunSet xDSL Full
     Chassis                  .    Handheld unit for DSL service verification that also supports the testing of lines for physical impairments. This module supports all Sunrise DSL modules to allow field technicians to test various types of DSL technologies with a single product.

     SunSet xDSL Light
     Chassis                  .    Handheld unit for DSL service verification only. This product supports all Sunrise
                                   DSL modules to allow field technicians to test various types of DSL technologies.

     xDSL RAM                 .    Rack-mount unit to be used in central office applications by central office technicians and frame technicians. The xDSL RAM holds up to six DSL modules for DSL service verification and supports the testing of lines for physical impairments.

     Copper Loop Test Head    .    Customized copper loop test head for Lucent Technologies' Stinger DSL Access
                                   Multiplexor product. Provides service providers with a DSL test solution for DSL line deployment, maintenance and diagnostics functions.

     SunSet ISDN,
     SunLite BRI              .    These products support analysis and service verification for the integrated services digital network, known as ISDN. ISDN is an enhanced digital network that offers more bandwidth than the traditional telephone network.

------------------------------------------------------------------------------------------------------------------------------

 North American DSL
                         We design our North American DSL products specifically for the North American market and support applications common to this market such as T1, a standard for digital transmission in
                         North America used by large businesses for broadband access.

     SunSet T1                .    Handheld unit that supports transmission testing for T1, including service verification for voice services.

     SunSet T10               .    Handheld unit that supports transmission testing for T1, with service verification and diagnostics for multiple data protocols and voice services.

     SunSet T3                .    Handheld unit that offers the versatility to test multiple transmission types in a single unit and support areas that have international and North American standards.
                                   It also offers service verification and diagnostics for integrated services digital network, known as ISDN, and voice services.

-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
 International DSL
-------------------------------------------------------------------------------------------------------------------------
                         We design international DSL products specifically for testing lines outside the North American market and to support protocols common to the international market such as E1, a standard for international digital transmission used by large businesses for broadband access.

     SunLite E1               .    Handheld unit that supports transmission testing in a small test set for E1.

     SunSet E1, E8            .    Handheld unit that supports transmission testing and service verification for E1 and voice services.

     SunSet E10, E20          .    Handheld unit that supports transmission testing for E1, and service verification for data protocols, voice and other signaling protocols.

     SunSet PDH               .    Handheld unit that supports transmission testing for E1 and higher transmission rates.

-------------------------------------------------------------------------------------------------------------------------
Cable TV Products
-------------------------------------------------------------------------------------------------------------------------

     CR1200R                  .    Portable unit to support field transmission analysis for digital and analog cable TV networks for both inbound and outbound signals. It also finds common transmission problems in cable TV digital networks that would inhibit the networks' use for
                                   Internet services. The unit is water resistant, portable and can be used without additional equipment.

     CM-1000                  .    Handheld installation and troubleshooting unit that fully tests DOCSIS Cable Modem installations. The CM1000 uses a built-in cable modem to fully exercise the network on both the downstream and upstream paths. It communicates with the Cable Modem
                                   Termination System (CMTS) to characterize the digital performance in both directions.

     AT-2000R                 .    Lightweight, portable, rugged, full-featured CATV Spectrum Analyzer that performs advanced field testing which includes finding fast transient ingress, measuring carrier to noise ratios up to 60 dB at low levels, accurately measuring digital carriers, and performing complex proof of performance testing.

     AT-2000HM                .    Headend Spectrum Analyzer that provides remote headend testing and return path monitoring. Allows monitoring of signals from 1 MHz to 1 GHz, allowing the forward path to be monitored in addition to the reverse path.

-------------------------------------------------------------------------------------------------------------------------
Fiber Optic Products
-------------------------------------------------------------------------------------------------------------------------

     SunSet OCx               .    Handheld unit that supports transmission testing for SONET, synchronous optical network, a family of fiber optic transmission rates with many electrical digital signals with different capacities. It includes both electrical and optical signal testing and performs service verification for various services such as asynchronous transfer mode, a very high speed transmission technology, which allows telephone companies to mix formerly incompatible signals, such as voice, video, and data. The
                                   SunSet OCx is currently the smallest multi-rate optical test set available.

     SunSet SDH               .    Handheld unit that supports fiber optic transmission types, such as SONET and synchronous digital hierarchy, a set of international fiber-optic standards, as well as traditional North American and international digital transmission types. Also supports testing for asynchronous transfer mode. The SunSet SDH offers the ability to test SONET and synchronous digital hierarchy in a single unit and facilitates testing in areas where international and U.S. standards co-exist.

-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Signaling Testing Products
-------------------------------------------------------------------------------------------------------------------------
     Ghepardo                 .    Central office unit to analyze major signaling protocols, including SS7, and standard data communication protocols. Open platform design with hardware and software that users can customize easily. Web-based user interface allows users to control our products, including customization of test functions, from anywhere in the world through standard web-browser software.

     VoIP Explorer            .    Portable unit that provides analysis and simulation for next generation Voice over IP networks using SIP (Session Initiation Protocol), MGCP (Media Gateway Control
                                   Protocol), and PacketCable's NCS (Network Call Signaling) protocols. Allows developers to test and stress VoIP equipment and enables service providers to thoroughly evaluate the performance of their networks prior to deployment in the field. The VoIP Explorer's bundled set of tools include quality of service measurements for each call, live call trace and audio monitoring, protocol analysis, as well as simulation and load generation.

-------------------------------------------------------------------------------------------------------------------------

Customers

     Our customers include telecommunications service providers, network infrastructure suppliers and installers, technicians and engineers in North America, Latin America, Europe and the Asia/Pacific region. The following is a selected list of our customers in 2000.

  AT&T Corporation                               SBC Communications Inc. (consisting of
  AOL Time Warner, Inc.                          Ameritech Corporation, Nevada Bell, Pacific
  Allegiance Telecom, Inc.                       Bell, Southern New England Telephone, Advanced
  Bell Canada Enterprises, Inc.                  Solutions, Inc. and Southwestern Bell
  BellSouth Telecom, Inc.                        Telephone Company)
  Chunghwa Telecom Co., Ltd.                     Sprint Corporation
  Covad Communications Group, Inc.               Telefonica S.A.
  France Telecom                                 Telephonos de Mexico, S.A.
  Korea Telecom                                  Teligent, Inc.
  Lucent Technologies, Inc.                      Telkom SA, Ltd
  Network Telephone Corp.                        Verizon Communications, Inc.

As of December 31, 2000, we had sold versions of our products to over 1,800 customers in over 60 countries. Affiliates of SBC Communications accounted for approximately 41% of our net sales in 1999 and 16% in 2000. Additionally, in 2000, approximately 17% of our net sales were generated from an OEM product sold to Solectron, a new customer who integrates this product into the Stinger DSLAM that it manufactures for Lucent Technologies. Besides SBC Communications and Solectron, no individual customer accounted for 10% or more of our net sales in 1998, 1999 or 2000. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods. See "Item 7 --Factors Affecting Future Operating Results--Customer Concentration."

Sales, Marketing and Customer Service

     Sales. We sell our products to telecommunications service providers, network infrastructure suppliers and installers, technicians and engineers through manufacturers' representatives, independent distributor organizations and our direct sales force.

     In the United States, we sell our products through 15 manufacturers' representatives companies who are supported by our in-house direct sales force. Manufacturers' representatives are paid on a commission basis to sell our products and have exclusive rights in their respective regions. Our manufacturers' representatives solicit orders from the customer, and we ship our products directly to the customer. We pay commissions once payment is received from the customer. Our direct sales force consists of 20 employees who focus on sales in the United States, including a team of regional sales managers who direct the efforts of our manufacturers' representatives, regional account managers who focus on specific accounts within a region and our Vice President of North American Sales, who directs the sales effort in North America.

        Outside the United States, we sell our products through 90 independent distributor organizations, which are directed by our regional directors of marketing and sales. Once a sale is made, we sell our product to the distributor who then resells the product to the end user. We sell our products to our independent distributor organizations at a discount off our list price. International sales were $12.0 million or approximately 42% in 1998, $12.2 million or approximately 20% in 1999 and $29.7 million or approximately 26% in 2000. We expect that international sales will continue to account for a significant portion of our net sales in future periods. In addition to our network of international distributors, we have sales people located in Beijing, China; Tokyo, Japan; Seoul, Korea and Modena, Italy. Additionally, in January 2001 we acquired Avantron Technologies and now maintain a sales office in Montreal, Canada and plan to open new offices in other locations in the future. See "Item 7 --Factors Affecting Future Operating Results--Risks of International Operations." For information regarding export sales and international operations, see Note 14 of notes to consolidated financial statements of Sunrise.

        We sell our products predominantly to large telecommunications service providers. These prospective customers generally commit significant resources to an evaluation of our and our competitors' products and require each vendor to expend substantial time, effort and money educating the prospective customer about the value of the vendor's solutions. Consequently, sales to this type of customer generally require an extensive sales effort throughout the prospective customer's organization and final approval by an executive officer or other senior level employee. The result is lengthy sales and implementation cycles, which make sales forecasting difficult. In addition, even after a large telecommunications service provider has approved our product for purchase, their future purchases are uncertain because we do not enter into long-term supply agreements or requirements contracts with those parties. Delays associated with potential customers' internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to 24 months.

        Marketing. We market and promote sales of our products by the following activities:

     . Our product marketing group researches new opportunities, prepares product definitions with our research and development group and defines new features to create new products;

     . The overall marketing group hosts a variety of seminars several times a year in the United States, Asia, Europe and Latin America to improve the sales effectiveness of our manufacturers' representatives and international distributors;

     . Our product marketing engineers, regional sales managers and account managers travel extensively with our manufacturers' representatives and international distributors to develop new product opportunities with customers and to support their presentations;

     . The marketing communications group maintains a public Web site, publishes brochures and specification sheets and generates press releases and publicity to increase our recognition in the telecommunications industry;

     . Our technical publications group prepares user's manuals, field manuals, quick reference guides, and product operation videos to serve the needs of our users;

     . Our training department prepares customer training presentations and sponsors Sunrise University, a factory-based xDSL training program for our customers.

        Customer Service. We believe that customer service following the sale of our products is a critical ingredient to our success. We provide customer service in numerous ways, including:

     .  providing rapid instrument repair services;

     . operating a 24 hour per day telephone support line to help customers who are having difficulty using our products in their particular application;

     . maintaining a proprietary Web site containing on-line, up-to-the-minute product repair information for our distributors' international repair centers, with a factory-certified technician training program for our distributors' international repair center technicians; and

     . measuring the satisfaction of our customers and communicating this information to our quality group.

Research and Development

       We have assembled a team of highly skilled engineering professionals who are experienced at designing telecommunications service verification test equipment. Our engineering personnel have expertise in a number of fields, including interfacing test equipment with digital loop carrier, voice and data switching technology, local loop equipment and operations support systems. We spent approximately $6.2 million on research and development in 1998, $10.7 million in 1999 and $17.6 million in 2000. Research and development represents our largest direct employment expense. At December 31, 2000, we had a total of 117 employees engaged in research and development in San Jose, California; Norcross, Georgia; Springfield, Virginia; and Modena, Italy.

       We believe that our continued success depends on our ability to anticipate and respond to changes in the telecommunications industry and anticipate and satisfy our customers preferences and requirements. Accordingly, we continually review and evaluate technological and regulatory changes affecting the telecommunications industry and seek to offer products and capabilities that solve customers' operational challenges and improve their efficiency. In general, we spend anywhere from two months to four years developing a new product.


Regulations and Industry Standards

       Our products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories as well as industry standards established by Telcordia Technologies, Inc., formerly Bellcore, and the American National Standards Institute. Internationally, our products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products.


Manufacturing

       Our production process consists of planning, procurement, fabrication, rework, system assembly, system final test, software option customization and shipping. We purchase substantially all parts, including resistors, integrated circuit boards, LCDs and printed circuit boards, from distributors and manufacturers worldwide. We package these parts into kits and send them to contract manufacturers to assemble them into printed circuit boards. We perform substantially all remaining manufacturing operations. We maintain sourcing and manufacturing operations in San Jose, California; Norcross, Georgia; Taipei, Taiwan and Modena, Italy. In January 2001, we acquired Avantron Technologies, and now also maintain manufacturing facilities in Montreal, Canada. In 2000, we performed the majority of sourcing, contract manufacturing and final assembly in San Jose, California. We have obtained ISO-9001 certification for our San Jose, California and Modena, Italy operations.

       In 1998, we formed a subsidiary in Taiwan, Taiwan Sunrise Telecom Company Limited, as a turn-key manufacturer and local procurement operation. We also own an equity interest of approximately thirteen percent in Top Union, an assembly company located in Taipei, Taiwan that performs module assembly as part of the Taiwan Sunrise Telecom Company Limited turn-key operation. We intend to increase the use of outsource manufacturing for our more mature products. We believe that outsourcing will lower our manufacturing costs, in particular our labor costs, provide us with more flexibility to scale our operations to meet changing demand and allow us to focus our engineering resources on new product development and product enhancements.

       In our manufacturing process, we purchase many key products, such as microprocessors, bus interface chips, optical components and oscillators, from a single source or from that product's sole supplier. We rely exclusively on third-party subcontractors to manufacture certain sub-assemblies and we have retained, from time to time, third party design services in the development of our products. We do not have long-term supply agreements with these vendors. In general, we make advance purchases of some products and components to ensure an adequate supply, particularly for products that require lead times of up to six months to manufacture. For a discussion of the risks associated with our reliance on these third parties, see "Item 7 --Factors Affecting Future Operating Results--Dependence on Sole and Single Source Suppliers."

Competition

       The market for field verification test equipment is fragmented and intensely competitive, both in and outside the United States, and is subject to rapid technological change, evolving industry standards and regulatory developments. We compete with a number of United States and international suppliers that vary in size and in the scope and breadth of the products and services offered. The following table sets forth our principal competitors in each of our product categories.

Product Category                    Principal Competitors
----------------                    ---------------------
Digital Subscriber Line             Acterna Corporation, Agilent Technologies,
                                    Inc., Tollgrade Communications, Inc. and
                                    Turnstone Systems, Inc.

Fiber Optics SONET/SDH              Digital Lightwave, Inc., Acterna Corporation
                                    and Agilent Technologies, Inc.

Cable TV                            Acterna Corporation and Agilent
                                    Technologies, Inc.

Signaling                           Inet Technologies, Inc. and GN Nettest


       We expect that, as our industry and market evolves, new competitors or alliances among competitors could emerge and acquire significant market share. We anticipate that competition in our market will increase with the result that we will face greater threats to our market share, price pressure on our products and the likelihood that, over time, our profitability may decrease.

       We believe that the principal competitive factors in our market include:

    . a continued high level of investment in research and development and marketing;

    .  speed of new product introductions to market;

    .  depth of product functionality;

    .  ease of installation, integration and use;

    .  system reliability and performance;

    .  price and financing terms;

    .  technical support and customer service;

    .  size and stability of the vendor's operations; and

    .  compliance with government and industry standards.


Intellectual Property and Proprietary Technology

       Our intellectual property, including our proprietary technology, processes and know-how, trade secrets, patents, trademarks and copyrights, is important to our business and to our continued success. We have two patents relating to communications testers, and we have filed several applications for additional patents with the U.S. Patent and Trademark Office. Additionally, our newly acquired subsidiary, Avantron Technologies, has three additional patent applications pending that relate to spectrum analyzers. Our research and development and manufacturing process typically involves the use and development of a variety of forms of intellectual property and proprietary technology, although no one form of this intellectual property and proprietary technology is material to our business. In addition, we incorporate software that we license from several third party sources into our products. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for this licensed software are available both domestically and internationally.

        We protect our proprietary technology by:

     . relying on intellectual property law, including patent, trade secret, copyright and trademark law and by initiating litigation where necessary to enforce our rights;

     . limiting access to our software, documentation and other proprietary information; and

     .  entering into confidentiality agreements with our employees.

        We may receive in the future notices from holders of patents that raise issues as to possible infringement by our products. As the number of telecommunications test, measurement, and network management products increases and the functionality of these products further overlaps, we believe that we may become subject to allegations of infringement given the nature of the telecommunications industry and the high incidence of these kinds of claims. Questions of infringement and the validity of patents in the field of telecommunications technologies involve highly technical and subjective analyses. These kinds of proceedings are time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays or could force us to enter into royalty or license agreements rather than dispute the merits of the proceeding initiated against us. For more information regarding the risks to our intellectual property, see "Item 7 --Factors Affecting Future Operating Results--Intellectual Property Risks."


Employees

        At December 31, 2000, we had a total of 353 full-time employees, consisting of 275 in the United States, 27 in Taiwan and 51 in Italy, and approximately 14 temporary employees. Of the total permanent employees, 117 were engaged in research and development, 81 were engaged in sales, marketing and customer support, 108 were engaged in operations and 47 were engaged in administration and finance. Additionally, in January 2001, we acquired Avantron Technologies, a Canadian company with 41 employees, the majority of whom are engineers and technologists. None of our employees is subject to a collective bargaining agreement. The employees of our Pro.Tel subsidiary are protected by certain provisions of Italian law. We believe that our relations with our employees are good. See "Item 7 --Factors Affecting Future Operating Results-- Need for New Personnel" and "--Dependence on Key Employees."


Executive Officers

        The names and ages of our executive officers as of December 31, 2000 are as follows:

Name                                Age  Position(s)
----                                ---  -----------
Paul Ker-Chin Chang...............   42  Chief Executive Officer, President and
                                         Director

Paul A. Marshall..................   43  Chief Operating Officer, Vice President
                                         Marketing and Director

Robert C. Pfeiffer................   38  Chief Technology Officer, Vice
                                         President Engineering and Director

Peter L. Eidelman.................   34  Chief Financial Officer and Treasurer

----------------

        Paul Ker-Chin Chang co-founded Sunrise in October 1991 and has served as Chief Executive Officer, President and Chairman since that time. From 1984 to 1991, Mr. Chang was employed as Engineering Supervisor for the Wiltron division of Anritsu Corporation, a manufacturer of communications test equipment. Mr. Chang holds an M.S. in Electrical Engineering from the University of Kansas at Lawrence and a B.S. in Physics from Tunghai University in Taiwan.

        Paul A. Marshall co-founded Sunrise in October 1991 and has served as Chief Operating Officer since December 1999, as Vice President of Marketing since March 1992 and as a director since October 1991. Mr. Marshall also served as Chief Financial Officer of Sunrise until December 1999. From 1980 to 1992, Mr. Marshall held various positions with the Wiltron division of Anritsu Corporation, most recently as Marketing Staff Engineer. Mr. Marshall holds an M.B.A. from the Harvard Business School and a B.S. in Mechanical Engineering from the University of California at Davis.

        Robert C. Pfeiffer co-founded Sunrise in October 1991 and has served as Vice President of Engineering and director since that time. Additionally, Mr. Pfeiffer served Sunrise as Secretary from October 1991 until July 2000 and Chief

Technology Officer since December 1999. From June 1989 to October 1991, Mr. Pfeiffer was employed as a Telecommunication R&D Engineer for the Wiltron division of Anritsu Corporation. Mr. Pfeiffer holds an M.B.A. and a B.S. in Electrical Engineering from Santa Clara University. Mr. Pfeiffer has announced that he will retire effective March 22, 2001.

        Peter L. Eidelman joined Sunrise in July 1997 and has served as Chief Financial Officer and Treasurer since December 1999. Mr. Eidelman served as Sunrise's Treasurer and Director of Finance and Administration from January 1999 to December 1999 and as Director of Tax, Finance and Accounting from July 1997 to January 1999. Mr. Eidelman was employed as a Manager of Tax, Accounting and Compliance for Amdahl Corporation, an enterprise solution company, from July 1994 to July 1997. From November 1988 to July 1993, Mr. Eidelman was employed as a Tax Manager at Coopers & Lybrand, an international accounting firm. Mr. Eidelman holds a B.B.A. in Accounting from the University of Massachusetts at Amherst. Mr. Eidelman is a member of the A.I.C.P.A. and Tax Executive Institute.


Item 2. Properties

        Our current headquarters and manufacturing facility occupies approximately 47,000 square feet in San Jose, California under a lease that expires in November 2004. We are building near our current headquarters a new 91,700 square foot facility to accommodate our need for an increase in manufacturing capacity and employees. The new facility is scheduled for completion in March 2001. We also lease approximately 16,500 square feet of office and manufacturing space in Norcross, Georgia; approximately 7,300 square feet of office space in Springfield, Virginia; approximately 10,000 square feet of office and manufacturing space in Modena, Italy; 6,000 square feet of office space in Taipei, Taiwan; a liaison office in Beijing, China; and sales offices in Seoul, Korea and Tokyo, Japan. Additionally, as a result of our acquisition of Avantron Technologies in January 2001, we now lease an additional 10,000 square feet of office and manufacturing space in Montreal, Canada.


Item 3. Legal Proceedings

        We are not currently a party to any material legal proceedings. In September 1999, the United States District Court for the Northern District of California entered final judgment against Electrodata, Inc. stating that it had literally infringed our U.S. Patent No. 5,619,489, entitled Handheld Communications Tester. The court also entered judgment against Electrodata that the patent claims at issue were valid and the patent was enforceable. Electrodata thereupon appealed. On January 9, 2001, the United States Court of Appeals for the Federal Circuit heard Electrodata's appeal. On January 13, 2001, the Federal Circuit affirmed the judgment of the District Court. Electrodata has since submitted payment to us in satisfaction of the judgment.


Item 4. Submission of matters to a vote of security holders.

        None.

                                   PART II.

Item 5. Market for Registrant's common equity and related stockholder matters.

Information About Our Common Stock

       Our common stock has been traded on the Nasdaq National Market under the symbol SRTI since our initial public offering on July 13, 2000. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for our common stock, as reported by the Nasdaq National Market.

2000                                                       High    Low
----                                                       ----    ---
   Third Quarter........................................  $61.00  $27.50
   Fourth Quarter.......................................  $26.00  $ 3.25

       As of December 31, 2000, there were approximately 133 holders of record of our common stock.

       We declared and paid a $0.015 per share cash dividend on our common stock in 1999. We did not declare or pay any cash dividend on our common stock in 2000. In the future, our board of directors will determine whether we will pay dividends on our common stock. Our line of credit restricts the payment of dividends on our common stock to dividends payable in common stock and to $1.0 million payable in any one fiscal year.

Use of Our Initial Public Offering Proceeds

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

       We have used $2.4 million of the net proceeds from the offering to repay amounts drawn under our line of credit and $979,000 to repay notes payable. Additionally, in January 2001 we used $10.2 million of the net proceeds for the acquisition of Avantron Technologies. Funds that have not been used have been invested in money market funds, auction rate securities and marketable debt securities. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of the Company or its associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

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

Item 6. Selected Financial Data

       The table below sets forth summary consolidated financial information for the periods indicated. It is important that you read this information together with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the notes to them included elsewhere in this report on Form 10-K.

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                      1996     1997     1998      1999       2000
                                                                      ----     ----     ----      ----       ----
                                                                         (in thousands, except per share data)
Consolidated Statement of Net Income:
  Net sales....................................................     $20,174  $29,064  $28,535   $61,465    $ 113,481
  Cost of sales................................................       5,189    7,652    7,590    14,736       32,994
                                                                    -------  -------  -------   -------    ---------

     Gross profit..............................................      14,985   21,412   20,945    46,729       80,487

 Operating expenses:
     Research and development..................................       1,019    5,892    6,203    10,694       17,555
     Sales and marketing.......................................       5,444    7,645    7,764    15,215       22,694
     General and administrative................................       1,019    1,632    2,243     3,912        9,790
                                                                    -------  -------  -------   -------    ---------

     Total operating expenses..................................       9,514   15,169   16,210    29,821       50,039
                                                                    -------  -------  -------   -------    ---------

     Income from operations....................................       5,471    6,243    4,735    16,908       30,448
 Other income, net.............................................          51      112      224       327        1,909
                                                                    -------  -------  -------   -------    ---------

     Income before income taxes................................       5,522    6,355    4,959    17,235       32,357
 Income taxes..................................................       2,081    1,899    1,588     6,291       11,972
                                                                    -------  -------  -------   -------    ---------

          Net income...........................................     $ 3,441  $ 4,456  $ 3,371   $10,944    $  20,385
                                                                    =======  =======  =======   =======    =========

 Dividends.....................................................     $    60  $    89  $    89   $   223    $      --
                                                                    =======  =======  =======   =======    =========

 Earnings per share: /(1)/
          Basic................................................     $  0.08  $  0.10  $  0.08   $  0.25    $    0.43
                                                                    =======  =======  =======   =======    =========
          Diluted..............................................     $  0.08  $  0.10  $  0.07   $  0.24    $    0.41
                                                                    =======  =======  =======   =======    =========

 Shares used in computing earnings per share: /(1)/
          Basic................................................      44,954   44,645   44,537    44,667       47,374
                                                                    =======  =======  =======   =======     ========
          Diluted..............................................      45,071   44,896   45,003    45,824       49,610
                                                                    =======  =======  =======   =======     ========

                                                                                      December 31,
                                                                                      -----------
                                                                      1996     1997     1998      1999       2000
                                                                      ----     ----     ----      ----       ----
                                                                                             (in thousands)
Consolidated Balance Sheet Data:
   Cash and cash equivalents...................................     $   638  $ 2,409  $ 5,030   $ 8,615    $ 56,298
   Working capital.............................................       4,832    8,087   10,164    16,360      81,967
   Total assets................................................      11,260   14,678   17,193    38,266     125,556
   Notes payable, less current portion.........................          --       --       --       638       1,047
   Total stockholders' equity..................................       6,402   10,462   13,570    25,471     105,644

_______________________

(1) See Note 1 of the notes to consolidated financial statements for a detailed explanation of the determination of the number of shares used to compute basic and diluted earnings per share.

Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operation.

       In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward-looking statements. When used in this report, the word "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results." The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report.

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

       In July 2000, we completed our initial public offering of 4.6 million shares at $15 per share, including 600,000 over-allotment shares, of which 782,572 shares were sold by selling stockholders. Net proceeds to us from the offering after underwriters' fees and expenses of approximately $5.7 million totaled approximately $51.6 million.

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

       To date, a significant portion of our net sales has resulted from a small number of relatively large orders from a limited number of customers. In 1999 and 2000, we sold approximately $25.8 million and $18.0 million, respectively, of our products to affiliates of SBC Communications, which represented approximately 41% and 16%, respectively, of our net sales. In 2000, sales to SBC Communications affiliates decreased from the prior year primarily due to a higher sales volume of light chassis DSL products which have lower average selling prices than full chassis DSL products. As a percentage of sales, sales to SBC Communications affiliates have decreased due to our expanding customer base and the growth of our business as well as a change in the product mix purchased. Additionally, in 2000, approximately $19.6 million or 17% of our net sales were generated from an OEM product sold to Solectron, a new customer who integrates this product into the Stinger DSLAM that it manufactures for Lucent Technologies. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on large purchase orders, which can be delayed or cancelled by our customers without penalty. In addition, we anticipate that our operating results for a given period will continue to be dependent on a small number of customers.

       Currently, competition in the telecommunications equipment market is intense and is characterized by declining prices due to increased competition, new products and increasing unit volumes. Due to competition and potential pricing pressures from large customers in the future, we expect that the average selling price and gross margins for our products will decline over time. If we fail to reduce our production costs accordingly, our gross margins will correspondingly decline. See "Factors Affecting Future Operating Results-- Competition" and "--Risks of the Telecommunications Industry."

       During the last three years, a substantial portion of our net sales were derived from customers located outside of the United States, and we believe that continued growth will require expansion of our sales in international markets. Currently, we maintain a procurement support and manufacturing facility in Taipei, Taiwan, a representative liaison office in Beijing, China, a foreign sales corporation in Barbados and manufacturing, research and development and sales facilities in Modena, Italy and sales offices in Tokyo, Japan and Seoul, Korea. As a result of our acquisition of Avantron Technologies in January 2001, we now maintain research and development and sales facilities in Montreal, Canada and expect to establish additional international sales and other offices in the future. Prior to our acquisition of Pro.Tel, international sales have been denominated solely in U.S. dollars and, accordingly, we have not historically been exposed to fluctuations in non-U.S. currency exchange rates related to these sales activities. Since our acquisition of Pro.Tel in February 2000, we now have a small amount of sales denominated in Euro and have begun to use derivative instruments to hedge our foreign exchange risks. To date, foreign exchange risks from these sales have not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our procurement activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. We may choose to limit such exposure by entering into various hedging strategies. See "Factors Affecting Future Operating Results--Risks of International Operations."

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

       Additionally, these long lead times have in the past, and may in the future, cause us to attempt to mitigate these lead times by purchasing larger quantities of some parts, increasing our investment in inventory and the risk of the parts' obsolescence. Any subsequent write-off of inventory could also result in lower margins. See "Factors Affecting Future Operating Results--Dependence on Sole and Single Source Suppliers".

       We recognize direct cost of sales as we ship product. We expense scrapped materials, wages, taxes, benefits and allocated occupancy costs as incurred.


Operating Costs

       We classify our operating expenses into three general operational categories: sales and marketing, research and development and general and administrative. Our operating expenses also include the amortization of deferred stock-based compensation and goodwill and other intangible assets. We classify all charges to the sales and marketing, research and development and general and administrative expense categories based on the nature of the expenditures. Although each of these three categories includes expenses that are unique to the category type, there are commonly recurring expenditures that are typically included in these categories, such as salaries, amortization of stock-based compensation, employee benefits, travel and entertainment costs, allocated communication, rent and facilities costs and third party professional service fees. The sales and marketing category of operating expenses also includes expenditures specific to the sales and marketing group, such as those relating to commissions, public relations and advertising, trade shows and marketing materials.

     We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon the facilities square footage used by each of these areas. These allocated charges include facility rent and utilities for the corporate office, communications charges and depreciation expense for office furniture and equipment.

     In 1999 and 2000, we recorded deferred stock-based compensation expense of approximately $205,000 and $1,954,000, respectively, related to the grant of options to purchase our common stock at exercise prices subsequently deemed to be below fair market value. Total compensation expense related to options granted in 1999 and the first quarter of 2000 will be amortized on a straight-line basis to the departments in which the employees received these below market option grants over the respective four-year vesting periods of the options. In 1999 and 2000, we allocated amortization of deferred stock-based compensation expense of $17,000 and $264,000, respectively, to cost of sales, $111,000 and $773,000, respectively, to research and development expense, $58,000 and $586,000, respectively, to sales and marketing expense and $18,000 and $331,000, respectively, to general and administrative expense. At December 31, 2000, approximately $6,611,000 of deferred stock-based compensation expense remained to be amortized at a rate not exceeding $549,000 per quarter.

Acquisitions

     In July 1999, we acquired Hukk Engineering ("Hukk"), a manufacturer of digital cable testing equipment. We accounted for the Hukk Engineering acquisition as a purchase and recorded goodwill and other intangibles of approximately $2.5 million to be amortized on a straight-line basis over the next five years. In February 2000, we acquired Pro.Tel. S.r.l. ("Pro.Tel"), an Italian manufacturer of distributed network signaling analysis equipment, and its U.S. affiliate and the assets of an unrelated U.S. distributor. We accounted for the Pro.Tel acquisition as a purchase and recorded goodwill and other intangibles of approximately $9.4 million to be amortized on a straight-line basis over the next two to five years, based on the expected life of the underlying assets. In addition, we recorded stock-based compensation for stock options granted to employees of Pro.Tel in the first quarter of 2000 in the amount of approximately $6.5 million to be amortized on a straight-line basis over their four year vesting period. In January 2001, we acquired all of the outstanding stock of Avantron Technologies, a Canadian company which specializes in the design and manufacture of spectrum analyzers and performance monitoring systems for approximately Cdn. $17.6 million (approximately U.S. $11.7 million) in cash and short-term notes payable. The transaction will be accounted for under the purchase method. We believe that acquisitions and joint ventures may be an important part of our growth and competitive strategy. "Factors Affecting Future Operating Results--Acquisitions."

Results of Operations

     The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

                                                                                          Percentage of Net Sales
                                                                                          -----------------------

                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                               1998              1999              2000
                                                                               -----             -----             -----
  Net sales...........................................................           100.0%            100.0%            100.0%
  Cost of sales.......................................................            26.6              24.0              29.1
                                                                                 -----             -----             -----
   Gross profit.......................................................            73.4              76.0              70.9
  Operating expenses:
   Research and development...........................................            21.7              17.4              15.5
   Sales and marketing................................................            27.2              24.7              20.0
   General and administrative.........................................             7.9               6.4               8.6
                                                                                 -----             -----             -----
   Total operating expenses...........................................            56.8              48.5              44.1
                                                                                 -----             -----             -----
   Income from operations.............................................            16.6              27.5              26.8
  Other income, net...................................................             0.8               0.5               1.7
                                                                                 -----             -----             -----
   Income before income taxes.........................................            17.4              28.0              28.5
  Income taxes........................................................             5.6              10.2              10.5
                                                                                 -----             -----             -----
   Net income.........................................................            11.8%             17.8%             18.0%
                                                                                 =====             =====             =====

Comparison of Years Ended December 31, 1999 and 2000

     Net Sales. Net sales increased approximately 85% from $61.5 million in 1999 to $113.5 million in 2000. Sales of our DSL products accounted for approximately $30.4 million of the net sales increase, our new fiber optics products accounted for approximately $14.0 million of the net sales increase, our new signaling products accounted for approximately $4.7 million of the net sales increase, and our cable TV products accounted for approximately $2.9 million of the net sales increase over the prior year.

     Sales in 2000 increased $38.2 million or 76% in North America, $6.0 million or 138% in Europe, $4.5 million or 80% in Asia and $3.3 million or 275% in Latin America as compared to sales in 1999. The strong increase in North American sales is primarily due to sales of our DSL and fiber optic products. Our DSL products accounted for approximately $19.7 million of the increase in North American sales for the year in part due to sales of our new customized Copper Loop Test Head for Lucent Technologies' Stinger DSLAM, which totaled approximately $19.6 million or 17% of net sales for 2000. Sales of our new fiber optics products accounted for approximately $11.8 million of the increase in North American sales for the year. Our new signaling products accounted for approximately $3.8 million of the increase in North American sales for the year, and sales of our cable TV products accounted for approximately $2.9 million of the increase in North American sales for the year.

     International sales increased to approximately $29.7 million, or 26% of net sales in 2000 from approximately $12.2 million or 20% of net sales in 1999. The increase in international sales is primarily due to increased sales of our DSL product line and our expanded international operations.

     Cost of Sales. Cost of sales consists primarily of direct material, warranty and personnel costs related to the manufacturing of our products and allocated overhead. Cost of sales increased approximately 124% from $14.7 million in 1999 to $33.0 million in 2000. Cost of sales represented approximately 24% of net sales in 1999 and approximately 29% in 2000. The increase as a percentage of net sales resulted primarily from a higher sales volume of light chassis DSL products which have lower average selling prices than full chassis DSL products and the introduction of our new fiber optics and cable TV product lines which generated lower gross margins than the mix of products sold during the prior year. We expect that cost of sales expenses will continue to increase as a percentage of sales for the foreseeable future as our OEM relationships expand and our light chassis DSL and cable TV products increase as a percentage of our overall product mix.

     Research and Development. Research and development expenses consist primarily of the costs of payroll and benefits for engineers, equipment and consulting services. Research and development expenses increased approximately 64% from $10.7 million in 1999 to $17.6 million in 2000. The increase in absolute dollars was primarily due to costs associated with increased staffing dedicated to research and development activities. These research and development expenses represented approximately 17% of net sales during 1999 and approximately 15% in 2000. The decrease as a percentage of net sales in 2000 was primarily attributable to increased product sales relative to research and development expenditures. We expect that research and development expenses will increase in absolute dollars for the foreseeable future as we intend to continue to invest in product development.

     Sales and Marketing. Sales and marketing expenses consist primarily of manufacturers' representatives and direct sales commissions, personnel, travel and facilities expenses related to sales and marketing, and trade show and advertising expenses. Sales and marketing expenses increased approximately 49% from $15.2 million in 1999 to $22.7 million in 2000. The increase in absolute dollars in 2000 was primarily related to increased staffing to support expanded product offerings and increased marketing and promotional activities. These sales and marketing expenses represented approximately 25% of net sales during 1999 and approximately 20% in 2000. The decrease as a percentage of net sales during 2000 was primarily due to increased OEM sales which have led to lower commission, occupancy, and salary and related expenses as a percentage of sales. We expect that sales and marketing expenses will increase in absolute dollars for the foreseeable future as we intend to continue to invest in our sales and marketing capabilities.

     General and Administrative. General and administrative expenses consist primarily of personnel, facilities and other costs of our finance and administrative departments, legal and accounting expenses as well as the amortization of goodwill and other intangible assets related to acquisitions treated as purchase business combinations. General and administrative expenses increased approximately 150% from $3.9 million in 1999 to $9.8 million in 2000. These general and administrative expenses represented approximately 6% of net sales during 1999 and approximately 9% in 2000. The increase in both absolute dollars and as a percentage of net sales was primarily related to increased staffing and related costs associated with the growth of our business, amortization of goodwill and other intangible assets related to recent business acquisitions and amortization of deferred stock-based compensation. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we accommodate our growth, add related infrastructure and incur expenses related to being a public company.

     Other Income, Net. Other income, net represents primarily interest earned on cash and investment balances net of interest expense on notes payable and short-term borrowings under our line of credit. In 2000, we also recorded a $381,000 gain on a forward contract. Other income, net increased from $327,000 in 1999 to $1.9 million in 2000. The increase in 2000 resulted primarily from increased interest earned on higher balances of cash and cash equivalents resulting from increased cash flow from operations, a gain on a forward contract and interest income earned on the net proceeds received from our initial public offering in July 2000.

     Income Taxes. Income taxes consist of federal, state and international income taxes. We recorded income tax expense of $6.3 million in 1999 and $12.0 million in 2000. Our effective income tax rates were 32% in 1999 and 37% in 2000. The effective income tax rate is higher in 2000 than in 1999 primarily due to higher levels of income, charges from non-cash amortization of goodwill and deferred stock-based compensation, and an increased concentration of sales in local jurisdictions with higher tax rates.

Comparison of Years Ended December 31, 1998 and 1999

     Net Sales. Net sales increased approximately 115.4% from $28.5 million in 1998 to $61.5 million in 1999. Sales of our xDSL products accounted for approximately $30.0 million of the $33.0 million increase in net sales in 1999. Sales to affiliates of SBC Communications represented approximately $22.8 million of the increase in 1999. We also introduced two new products in the second half of 1999, the SunSet OCx and SS500, to address the fiber optic transmissions testing market.

     Cost of Sales. Cost of sales increased approximately 94.2% from $7.6 million in 1998 to $14.7 million in 1999. Cost of sales represented approximately 26.6% of net sales in 1998 and approximately 24.0% in 1999. The decrease as a percentage of net sales during 1999 resulted primarily from an increase in domestic sales, which have higher gross margins than international sales as a percentage of net sales and lower manufacturing costs due to volume discounts.

     Research and Development. Research and development expenses increased approximately 72.4% from $6.2 million in 1998 to $10.7 million in 1999. The increase in absolute dollars was primarily due to costs associated with increased staffing dedicated to research and development activities. These research and development expenses represented approximately 21.7% of net sales during 1998 and approximately 17.4% in 1999. The decrease as a percentage of net sales in 1999 was primarily attributable to increased product sales relative to research and development expenditures.

     Sales and Marketing. Sales and marketing expenses increased approximately 96.0% from $7.8 million in 1998 to $15.2 million in 1999. The increase in absolute dollars in 1999 was primarily related to increased staffing to support expanded product offerings, increased marketing and promotional activities and an increase in commissions paid to the independent manufacturers' representatives. These sales and marketing expenses represented approximately 27.2% of net sales during 1998 and approximately 24.7% in 1999. The decrease as a percentage of net sales during 1999 was primarily due to relatively higher growth in sales in North America as a percentage of net sales.

     General and Administrative. General and administrative expenses increased approximately 74.4% from $2.2 million in 1998 to $3.9 million in 1999. The increase in absolute dollars was primarily related to increased staffing and related costs associated with the growth of our business and professional and legal fees associated with our successful patent lawsuit against Electrodata, Inc. These general and administrative expenses represented approximately 7.9% of net sales during 1998 and approximately 6.4% in 1999. The slight decrease as a percentage of net sales during 1999 was primarily due to relatively higher growth in net sales and our ability to leverage our base of resources to support a larger organization.

     Other Income, Net. Other income, net increased from $224,000 in 1998 to $327,000 in 1999. The increase in 1999 resulted from increased interest earned on higher balances of cash and cash equivalents resulting from increased cash flow from operations, partially offset by interest expense attributable to notes payable.

     Income Taxes. We recorded income tax expense of $1.6 million in 1998 and $6.3 million in 1999. Our effective income tax rates were 32.0% in 1998 and 36.5% in 1999. The effective income tax rate was higher in 1999 than in 1998 primarily due to higher levels of income as well as an increased concentration of sales in local jurisdictions with higher tax rates.

Backlog

     Our backlog of customer orders at December 31, 2000 was approximately $8.0 million compared to approximately $11.0 million at December 31, 1999. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers' delivery requirements may result in substantial fluctuations in the amount of backlog orders for our products from quarter to quarter. Accordingly, we believe that our backlog cannot be considered a meaningful indicator of our future financial results.

Seasonality

     Our sales have been seasonal in nature with the largest portion of quarterly sales tied to the buying patterns of our customers which, in past years, have often increased during the last calendar quarter of the year as customers spent the unused portion of their yearly budget. As a result, in the past, our first quarter sales tended to decrease from the prior quarter. However, in the fourth quarter of 2000, we did not see a sales increase resulting from customers spending available budget dollars. In the future, we expect that our quarterly operating results may fluctuate significantly and will be difficult to predict given the nature of our business. Many factors could cause our operating results to fluctuate from quarter to quarter in the future, including the lengthy and unpredictable buying patterns of our customers, and the degree to which our customers allocate and spend their yearly budgets.

Liquidity and Capital Resources

     Historically, we have financed our operations and satisfied our capital expenditure requirements primarily through cash flow from operations and borrowings under our line of credit. Additionally, in July of 2000, we received net proceeds totaling approximately $51.6 million from our initial public offering. As of December 31, 1999 and 2000, we had working capital of approximately $16.3 million and $82.0 million, respectively, and cash and short-term investments of approximately $8.6 million and $62.6 million, respectively.

     Cash provided by operating activities was approximately $4.5 million in 1998, $10.1 million in 1999 and $13.4 million in 2000. Operating cash flows increased during 2000 as compared with the prior year as a result of increases in accounts receivable and inventory required to meet our expected future sales targets, increases in prepaid expenses and other assets for deposits related to both our new building and our increased marketing activities, and an increase in deferred income taxes. These uses of cash were partially offset by positive cash flow generated from increased levels of income from operations, increased non-cash charges for depreciation and amortization and amortization of deferred stock-based compensation, and an increase in accounts and commissions payable and accrued compensation and related benefits.

     Cash used in investing activities was approximately $1.7 million in 1998, $6.2 million in 1999 and $16.9 million in 2000. Our use of cash in investing activities in 1999 was primarily related to a $2.7 million cash deposit for the purchase of land for and construction of our new facility, a $782,000 payment relating to the Hukk Engineering acquisition and $2.7 million of purchases of property and equipment. In 2000, cash used in investing activities included approximately $4.7 million for acquisitions, $6.3 million for purchases of marketable equity securities, $5.6 million for capital expenditures and $241,000 for the purchase of a long-term investment. Cash used for capital expenditures increased in 2000 primarily as a result of purchases of general office equipment to support our growth, research and development laboratory equipment and demonstration equipment required for the introduction of new products and an increase in the number of our distribution channels. We believe that capital expenditures in the first quarter of 2001 will include approximately $18.0 million relating to the construction of our new facility in San Jose, California, which we are building to accommodate our need for an increase in manufacturing capacity and employees, and approximately $3.0 million for additional equipment, furniture and fixtures relating to the new facility.

     During 1998 and 1999, we used approximately $263,000 and $311,000 in cash for financing activities, respectively, as compared to the same period in 2000 where we generated approximately $51.2 million. Our use of cash in financing activities in 1999 was primarily related to the repurchase of $202,000 of our common stock and cash dividends of $223,000, offset by proceeds of $177,000 from the exercise of stock options. In 2000, cash provided by financing activities was primarily due to net proceeds of approximately $51.6 million from our initial public offering in July 2000, net proceeds of approximately $500,000 received from stock issued pursuant to our employee stock purchase plan, and $798,000 received from the exercise of stock options, partially offset by $1.6 million used for repayments of notes payable.

     Currently, we have a line of credit from Bank of America, N.A. for up to $9.0 million in borrowings at the bank's prime rate less 0.25% which expires on May 1, 2001. At December 31, 1999 and 2000, there were no balances outstanding under the line of credit. Borrowings under the line of credit are secured by our inventory and accounts receivable. The agreement governing the line of credit contains covenants, which we were in compliance with at December 31, 1999 and 2000, that, among other things:

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

          Our customer base is highly concentrated, and a relatively small number of companies have accounted for a large percentage of our net sales. Net sales from our top five customers in the United States represented approximately 16% of net sales in 1998, 49% in 1999 and 42% in 2000. Our largest customers over this period have been affiliates of SBC Communications Inc., which include Pacific Bell Telephone Company, Southwestern Bell Telephone Company, Ameritech Corporation, Nevada Bell, Advanced Solutions, Inc. and Southern New England Telephone and which in total accounted for approximately 41% of net sales in fiscal 1999 and 16% in 2000. Additionally, sales to a new customer in 2000, Solectron, a contract manufacturer for Lucent Technologies' Stinger DSLAM, represented approximately 17% of sales in 2000. No customer is presently obligated to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. We expect that we will continue to depend upon SBC Communications' affiliates and other major customers for a substantial portion of our net sales in future periods. We cannot guarantee that our future net sales, including those from SBC Communications' affiliates, will be comparable to our fiscal 2000 net sales. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our net sales and, therefore, profits to decline. In addition, many of our customers are able to exert substantial negotiating leverage over us. As a result, they may cause us to lower our prices and negotiate other forms and provisions that may negatively affect our business and profits.

Dependence on DSL--Substantially all of our sales have been from our DSL products. If the market for DSL services does not continue to grow as we anticipate, our net sales could decline.

          In 1999 and 2000, sales of our DSL products represented approximately 98% and 80% of our net sales, respectively. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers, who offer DSL services. A competitive local exchange carrier is a company that, following the Telecommunications Act of 1996, is authorized to compete in a local communications services market. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology and satellite technologies, and may at any time adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

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

          To ensure quality service, our major service provider customers, including SBC Communications, historically sent a technician who uses our product into the field to verify service for installations. SBC Communications, Qwest Communications and Verizon Communications encourage customers to install DSL themselves. By encouraging customers to install DSL themselves, these phone companies intend to reduce their expenses and expedite installation for their customers. To encourage self-installation, these companies offer financial incentives. Additionally, SBC Communications has created a subsidiary, Advanced Solutions, Inc., to provide installation services which further reduces the need for the local telephone company technician to carry a test set that can emulate both a DSL modem and find DSL physical layers problems. If SBC Communications and other service providers successfully implement these plans or choose to send technicians into the field only after a problem has been reported, or if alternative methods of verification become available, such as remote verification, the need for field technicians and the need for our products could decrease.

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

          Our products are complex and may contain undetected defects or errors when first introduced or as enhancements are released. These errors may occur despite our testing and may not be discovered until after a product has been shipped and used by our customers. Many of the products that we ship contain known imperfections that we consider to be insignificant at the time of shipment. We may misjudge the seriousness of a product imperfection and allow it to be shipped to our customers. These risks are compounded by the fact that we offer over 20 products, with multiple hardware and software modifications, which makes it more difficult to ensure high standards of quality control in our manufacturing process. The existence of these errors or defects could result in costly repairs and/or returns of products under warranty and, more generally, in delayed market acceptance of the product or damage to our reputation and business.

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

          We have recently experienced rapid growth in revenues and in our business generally that has placed, and we expect will continue to place, a significant strain on our management and operations. For example, our revenues have increased from approximately $28.5 million in 1998 to $61.5 million in 1999 and to $113.5 million in 2000, our number of employees has increased from 118 at December 31, 1998 to 353 at December 31, 2000, and we have made three significant acquisitions, that of Hukk Engineering, Pro.Tel, and Avantron Technologies. As a result of our historical and expected growth, we face several risks, including:

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

Product Category                   Principal Competitors
----------------                   ---------------------
Digital Subscriber Line            Acterna Corporation, Agilent Technologies,
                                   Inc., Tollgrade Communications, Inc. and
                                   Turnstone Systems, Inc.

Fiber Optics SONET/SDH             Digital Lightwave, Inc., Acterna Corporation
                                   and Agilent Technologies, Inc.

Cable TV                           Acterna Corporation and Agilent Technologies,
                                   Inc.

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

          Our success depends to a significant extent upon the continued service and performance of a relatively small number of key senior management, technical, sales and marketing personnel. The loss of Paul Ker-Chin Chang and Paul A. Marshall, in particular, could likely harm our business. Neither of these individuals is bound by an employment agreement with us, and we do not carry key man life insurance on them. In addition, competition for senior level personnel with telecommunications knowledge and experience is intense. If any of our senior managers were to leave Sunrise, we would need to devote substantial resources and management attention to replace them. As a result, management attention may be diverted from managing our business and we may need to pay higher compensation to replace these employees.


Risks of International Operations--Our plan to expand sales in international markets could lead to higher operating expenses and may subject us to unpredictable regulatory and political systems.

     Sales to customers located outside of the United States represented 42% of our net sales in 1998, 20% in 1999 and 26% in 2000, and we expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including:

  . potentially higher operating expenses, resulting from the establishment of international offices, the hiring of additional personnel and the localization and marketing of products for particular countries' technologies;

  . the need to establish relationships with government-owned or subsidized telecommunications providers as well as additional distributors;

  . fluctuations in foreign currency exchange rates and the risks of using hedging strategies to minimize our exposure to these fluctuations, which have been heightened by our recent acquisitions of Pro.Tel and Avantron Technologies, whose revenues have been and are likely to continue to be in Italian lira and Canadian dollars, respectively; and

  . potentially adverse tax consequences related to acquisitions and operations, including the ability to claim goodwill deductions and a foreign tax credit against U.S. federal income taxes, especially since Italy has a higher tax rate.

We cannot assure you that one or more of these factors will not materially and adversely affect our ability to expand into international markets, our revenues and profits.

     In addition, the Asia/Pacific region has experienced instability in many of its economies and significant devaluations in local currencies. Approximately 20% of our sales in 1998, 9% of our sales in 1999 and 9% of our sales in 2000 were derived from customers located in this region. These instabilities may continue or worsen, which could have a materially adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.


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

     In the past, demand for our products has put increased pressure on our manufacturing capacity. For example, our revenues have increased from approximately $28.5 million in 1998 to $61.5 million in 1999 and to $113.5 million in 2000. If we are not able to increase our manufacturing capacity in the time necessary to meet demand, if we experience difficulty in obtaining parts or components needed for manufacturing, or if demand exceeds our expectations, we may experience insufficient manufacturing capacity. If our manufacturing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner which in turn could have a material adverse effect on our revenues and on our overall business.

Acquisitions--We have acquired three significant companies and intend to pursue further acquisitions in the future. These activities involve numerous risks, including the use of cash, amortization of goodwill and the diversion of management attention.

     Recently, we acquired three companies, Hukk Engineering in July 1999, Pro.Tel in February 2000, and Avantron Technologies in January 2001. As a result of these and other smaller acquisitions, we face numerous risks, including:

  . integrating the existing management, sales force, technicians and other personnel into one existing culture and business;

  . combining manufacturing, administrative and management information and other control systems into our corresponding systems;

  . developing and implementing an integrated business strategy from what had been previously three independent companies; and

  . developing compatible or complementary products and technologies from previously independent operations. For Hukk Engineering and Avantron Technologies, this means addressing the convergence of telephony and cable products.

The risks stated above will be made more difficult because Hukk Engineering is located in Norcross, Georgia; Avantron Technologies is located in Montreal, Canada and Pro.Tel is located in Modena, Italy and Springfield, Virginia. In addition, if we make future acquisitions, these risks will be exacerbated by the need to integrate additional operations at a time when we may not have fully integrated Hukk Engineering, Pro.Tel, and Avantron Technologies.

     If we pursue further acquisitions, we will face similar risks as those above additional risks, including:

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

     Paul Ker-Chin Chang, Paul A. Marshall and Robert C. Pfeiffer beneficially own approximately 26%, 24% and 13% of our outstanding shares of common stock. Consequently, these three individuals, acting together, are able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of stockholders. In addition, Mr. Chang, Mr. Marshall and Mr. Pfeiffer constitute three of the six members of the board of directors and have significant influence in directing the actions taken by the directors. The interests of these persons may conflict with your interests as stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of our company may also have the effect of delaying or preventing a change in control of our company that stockholders may consider desirable.

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

Item 7A.   Qualitative and Quantitative Disclosure about Market Risk

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

Item 8.   Financial Statements and Supplementary Data


                         INDEX TO FINANCIAL STATEMENTS


Audited Consolidated Financial Statements of Sunrise Telecom Incorporated                                          Page
  Independent Auditors' Report..................................................................................      36

  Consolidated balance sheets as of December 31, 1999 and 2000..................................................      37

  Consolidated statements of net income
  for the years ended December 31, 1998, 1999 and 2000..........................................................      38

  Consolidated statements of stockholders' equity and comprehensive income
  for the years ended December 31, 1998, 1999 and 2000..........................................................      39

  Consolidated statements of cash flows
  for the years ended December 31, 1998, 1999 and 2000..........................................................      40

  Notes to consolidated financial statements....................................................................      41

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Sunrise Telecom Incorporated

     We have audited the accompanying consolidated balance sheets of Sunrise Telecom Incorporated and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of net income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Telecom Incorporated and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                         /s/ KPMG LLP

Mountain View, California
January 24, 2001

                 SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                                                                           December 31,
                                                                                      ------------------------
                                      ASSETS                                          1999                2000
                                                                                      ----                ----
Current assets:
   Cash and cash equivalents.................................................          $ 8,615         $56,298
   Investment in marketable debt securities..................................               --           6,300
   Accounts receivable, net of allowance
     of $252 and $982, respectively..........................................            9,524          18,419
   Inventories...............................................................            7,612          13,330
   Prepaid expenses and other assets.........................................              214           1,748
   Deferred tax asset........................................................            2,050           4,245
                                                                                       -------        --------
Total current assets.........................................................           28,015         100,340
Property and equipment, net..................................................            4,417           8,580
Intangible assets, net of accumulated amortization of $222 and $2,696,
   respectively..............................................................            2,324          11,725
Deferred tax asset                                                                          --             799
Other assets.................................................................            3,510           4,112
                                                                                       -------        --------
Total assets.................................................................          $38,266        $125,556
                                                                                       =======        ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................................          $  1,701       $  2,578
   Current portion of notes payable..........................................               219            780
   Other accrued expenses....................................................             6,688         12,581
   Income taxes payable......................................................             2,814          1,888
   Deferred revenue..........................................................               233            546
                                                                                       --------       --------
Total current liabilities....................................................            11,655         18,373
Deferred tax liability.......................................................               171             --
Notes payable, less current portion..........................................               638          1,047
Other liabilities............................................................               331            492
Commitments
Stockholders' equity:
   Preferred stock, $0.001 par value per share; 10,000,000 authorized
     shares; none issued and outstanding.....................................                --             --
   Common stock, $0.001 par value per share; 175,000,000 shares authorized; 44,913,000 and 49,941,000 shares issued and
     outstanding as of December 31, 1999 and 2000, respectively..............                45             50
   Additional paid-in capital................................................             3,915         68,317
   Deferred stock-based compensation.........................................            (2,065)        (6,611)
   Retained earnings.........................................................            23,576         43,961
   Accumulated other comprehensive loss......................................                --            (73)
                                                                                       --------       --------
Total stockholders' equity...................................................            25,471        105,644
                                                                                       --------       --------
Total liabilities and stockholders' equity...................................          $ 38,266       $125,556
                                                                                       ========       ========

         See accompanying notes to consolidated financial statements.

                 SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF NET INCOME

                     (in thousands, except per share data)

                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                                  1998         1999         2000
                                                                                  ----         ----         ----
   Net sales .............................................................       $ 28,535      $61,465     $113,481
   Cost of sales..........................................................          7,590       14,736       32,994
                                                                                 --------      -------     --------

      Gross profit........................................................         20,945       46,729       80,487
                                                                                 --------      -------     --------
   Operating expenses:
      Research and development............................................          6,203       10,694       17,555
      Sales and marketing.................................................          7,764       15,215       22,694
      General and administrative..........................................          2,243        3,912        9,790
                                                                                 --------      -------     --------

      Total operating expenses............................................         16,210       29,821       50,039
                                                                                 --------      -------     --------

      Income from operations..............................................          4,735       16,908       30,448
   Other income, net......................................................            224          327        1,909
                                                                                 --------      -------     --------

      Income before income taxes..........................................          4,959       17,235       32,357
   Income taxes...........................................................          1,588        6,291       11,972
                                                                                 --------      -------     --------

      Net income..........................................................       $  3,371      $10,944     $ 20,385
                                                                                 ========      =======     ========

   Earnings per share:
      Basic...............................................................       $   0.08      $  0.25     $   0.43
                                                                                 ========      =======     ========

      Diluted.............................................................       $   0.07      $  0.24     $   0.41
                                                                                 ========      =======     ========

   Shares used in computing earnings per share:

      Basic...............................................................         44,537       44,667       47,374
                                                                                 ========      =======     ========

      Diluted.............................................................         45,003       45,824       49,610
                                                                                 ========      =======     ========

         See accompanying notes to consolidated financial statements.

                  SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                     (in thousands, except per share data)


                                                              Deferred                Accumulated
                                                              Stock-based                Other
                                    Common Stock  Additional    Compen-                Compre-       Total        Comprehensive
                                    ------------    Paid-in     -------    Retained     hensive    Stockholders'  -------------
                                   Shares  Amount   Capital     sation     Earnings       Loss         Equity        Income
                                   ------  ------   -------     ------     --------       ----         ------        ------
Balances, December 31, 1997.......  44,616   $ 45     $   467   $     --      $ 9,950        $  --       $ 10,462
Exercise of stock options.........      39     --          21         --           --           --             21
Repurchase of common stock........    (136)    --          (7)        --         (188)          --           (195)
Cash dividend of $.006 per
  share...........................      --     --          --         --          (89)          --            (89)
Net income........................      --     --          --         --        3,371           --          3,371     $ 3,371
                                    ------   ----     -------   --------      -------        -----       --------    --------
Comprehensive income. ............                                                                                    $ 3,371
                                                                                                                     ========
Balances, December 31, 1998.......  44,519     45         481         --       13,044           --         13,570
                                    ------   ----     -------   --------      -------        -----       --------
Exercise of common stock
  options.........................     229     --         177         --           --           --            177
Repurchase of common stock........    (135)    --         (13)        --         (189)          --           (202)
Issuance of stock in connection
  with Hukk acquisition...........     300     --       1,000         --           --           --          1,000
Deferred stock-based
  compensation....................      --     --       2,270     (2,270)          --           --             --
Amortization of deferred stock-
  based compensation..............      --     --          --        205           --           --            205
Cash dividend of $.015 per
  share...........................      --     --          --         --         (223)          --           (223)
Net income........................      --     --          --         --       10,944           --         10,944     $10,944
                                    ------   ----     -------   --------      -------        -----       --------    --------
Comprehensive income. ............                                                                                    $10,944
                                                                                                                     ========
Balances, December 31, 1999.......  44,913     45       3,915     (2,065)      23,576           --         25,471
                                    ------   ----     -------   --------      -------        -----       --------
Exercise of common stock
  options.........................     671      1         797         --           --           --            798
Common stock issued under
   Employee Stock Purchase Plan...      40     --         501         --           --           --            501
Issuance of stock in
   connection with Pro.Tel
acquisition.......................     500     --       5,000         --           --           --          5,000
Common stock issued in Initial
    Public Offering...............   3,817      4      51,604         --           --           --         51,608
Deferred stock-based
  compensation ...................      --     --       6,500     (6,500)          --           --             --
Amortization of deferred stock-
  based compensation..............      --     --          --      1,954           --           --          1,954
Change in unrealized gain on
   available-for-sale
   investments, net...............      --     --          --         --           --            3              3           3
Cumulative translation
  adjustment......................      --     --          --         --           --          (76)           (76)        (76)
Net income........................      --     --          --         --       20,385           --         20,385      20,385
                                    ------   ----     -------   --------      -------        -----       --------    --------
Comprehensive income..............                                                                                    $20,312
                                                                                                                     ========
Balances, December 31, 2000.......  49,941   $ 50     $68,317   $ (6,611)     $43,961        $ (73)      $105,644
                                    ======   ====     =======   ========      =======        =====       ========

         See accompanying notes to consolidated financial statements.

                  SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)


                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                                 1998         1999          2000
                                                                                 ----         ----          ----
        Cash flows from operating activities:
           Net income..................................................         $ 3,371     $ 10,944      $ 20,385
        Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization...............................             739        1,205         4,271
           Amortization of deferred stock-based compensation...........              --          205         1,954
           Loss (gain) on the sale of property and equipment...........             (21)         156            87
           Deferred income taxes.......................................              (1)      (1,055)       (3,183)
        Changes in operating assets and liabilities (net of acquisition balances):
           Accounts receivable.........................................           1,246       (4,721)       (8,205)
           Inventories.................................................            (406)      (4,536)       (5,775)
           Prepaid expenses and other assets...........................              44         (259)       (1,640)
           Other accrued expenses......................................          (1,619)       6,112         6,090
           Income taxes payable........................................             789        2,107          (977)
           Deferred revenue............................................             400          (32)          365
                                                                                -------     --------      --------
        Net cash provided by operating activities......................           4,542       10,126        13,372
                                                                                -------     --------      --------
        Cash flows from investing activities:
           Purchase of long-term investment............................            (607)         (39)         (241)
           Purchases of marketable debt securities.....................              --           --        (6,298)
           Capital expenditures........................................          (1,051)      (2,734)       (5,614)
           Acquisitions of Hukk and Pro. Tel, net of cash
           acquired....................................................              --         (782)       (4,717)
           Deposit on land and building................................              --       (2,675)           --
                                                                                -------     --------      --------
        Net cash used in investing activities..........................          (1,658)      (6,230)      (16,870)
                                                                                -------     --------      --------
        Cash flows from financing activities:
           Proceeds from short-term borrowings.........................              --           --         2,890
           Payment of short-term borrowing.............................              --           --        (2,890)
           Payments on notes payable...................................              --          (63)       (1,649)
           Repurchase of common stock..................................            (195)        (202)           --
           Cash dividends..............................................             (89)        (223)           --

           Net proceeds from issuance of common stock..................              --           --        52,108
           Proceeds from exercise of stock options.....................              21          177           798
                                                                                     --          ---           ---
        Net cash provided by (used in) financing activities............            (263)        (311)       51,257
                                                                                -------     --------      --------
        Effect of exchange rates on cash...............................              --           --           (76)
                                                                                -------     --------      --------
        Net increase in cash and cash equivalents......................           2,621        3,585        47,683
        Cash and cash equivalents, beginning of year...................           2,409        5,030         8,615
                                                                                -------     --------      --------
        Cash and cash equivalents, end of year.........................         $ 5,030     $  8,615      $ 56,298
                                                                                =======     ========      ========
        Supplement disclosures of cash flow information:
           Cash paid during the year:
             Interest..................................................         $     2     $      2      $    125
                                                                                =======     ========      ========
             Income taxes..............................................         $   799     $  5,365      $ 15,958
                                                                                =======     ========      ========
        Noncash investing and financing activities:

             Stock issued for acquisitions of Hukk and Pro.Tel.........         $    --     $ $1,000      $  5,000
                                                                                =======     ========      ========
             Unrealized gain on marketable securities and investments..         $    --     $     --      $      3
                                                                                =======     ========      ========
             Promissory note issued in connection with acquisition.....         $    --     $     --      $  1,000
                                                                                =======     ========      ========
             Deferred stock-based compensation.........................         $     --    $  2,270      $  6,500
                                                                                ========    ========      ========

         See accompanying notes to consolidated financial statements.

                 SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Business and Significant Accounting Policies

(a)  Business

       Sunrise Telecom Incorporated and subsidiaries (the "Company") was incorporated as Sunrise Telecom, Inc. in California in October 1991. In July 2000, the Company reincorporated in Delaware and changed its name to Sunrise Telecom Incorporated (see Note 9. Capital Stock). The Company manufactures and markets service verification equipment to pre-qualify, verify and diagnose telecommunications and Internet networks. The Company markets and distributes its products via a worldwide network of manufacturers, sales representatives, distributors, and a direct sales force throughout six continents. The Company has wholly owned subsidiaries in Norcross, Georgia; Taipei, Taiwan; Modena, Italy; Seoul, Korea; Tokyo, Japan; a representative liaison office in Beijing, China; and a foreign sales corporation in Barbados.

(b)  Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

(c)  Revenue Recognition

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

(d)  Warranty Cost

       The Company provides standard warranties covering parts and labor on all its hardware products. Estimated warranty costs for such standard warranties are charged to cost of sales when the related sales are recognized.

(e)  Research and Development

       Development costs incurred in the research and development of new products and enhancements to existing products are expensed as incurred until the product has been completed, tested, and is ready for commercial manufacturing. To date, hardware and software development projects have been completed concurrently with the establishment of commercial manufacturing and technological feasibility in the form of a working model, respectively. Accordingly, no development costs have been capitalized.

(f)  Cash Equivalents and Short-term Investments

       The Company considers all highly liquid investments with a maturity of 90 days or less when acquired to be cash equivalents. Cash equivalents as of December 31, 1999 and 2000 consist primarily of cash on deposit with banks, money market funds, auction rate securities and marketable debt securities. The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments classified as available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income (loss) in stockholders' equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in other income (expense).

(g)  Fair Value of Financial Instruments

       For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable, and accrued expenses, recorded amounts approximate fair value due to the relatively short maturity period.

(h)  Inventories

       Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(i)  Property and Equipment

       Equipment, furniture, fixtures, and leasehold improvements are stated at cost. Depreciation and amortization is computed by the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of all assets are five years.

       The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount to the future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. To date, the Company has made no adjustments to the carrying values of its property and equipment.

(j)  Intangible Assets

       Intangibles include the fair value of issued and pending patents, technology, noncompete agreements, and goodwill. The Company amortizes such intangibles on a straight-line basis over two to five years based on expected lives of patents, technology, noncompete agreements, and goodwill.

       The Company reviews intangible assets for impairment based on a comparison of the fair value of the intangibles relating to the acquisition to their carrying value.


(k)  Income Taxes

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


(l)  Business and Concentrations of Credit Risk

       Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. The Company's cash equivalents are primarily in highly liquid money market funds. The Company believes no significant concentrations of credit exist with respect to these financial instruments. Concentrations of credit risk with respect to trade receivables are limited as the majority of the Company's sales are derived from large telephone operating companies and other telecommunication companies located throughout the world. The Company performs ongoing credit evaluations of its customers. Based on management's evaluation of potential credit losses, the Company believes its allowances for doubtful accounts are adequate. The Company had one customer that accounted for 8%, 41%, and 16% of its net sales for the years ended December 31, 1998 , 1999 and 2000, respectively, and $2,833,000 and $361,000 of its accounts receivable as of December 31, 1999 and 2000, respectively. A second customer accounted for 17% of sales for the year ended December 31, 2000, and $3,155,000 of the Company's accounts receivable as of December 31, 2000.

       The Company's customers are concentrated in the telecommunications industry. Accordingly, the Company's future success depends upon the buying patterns of such customers and the continued demand by such customers for the Company's products. Additionally, the telecommunications equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end user requirement, and frequent new product introductions and enhancements. Furthermore, the telecommunications industry has experienced and is expected to continue to experience consolidation. The Company's continued success will depend upon its ability to enhance existing products and to develop and introduce, on a timely basis, new products and features that keep pace with technological developments and emerging industry standards. Furthermore, as a result of its international sales, the Company's operations are subject to risks of doing business abroad, including but not limited to, fluctuations in the value of currency, longer payment cycles, and greater difficulty in collecting accounts receivable. While to date these factors have not had an adverse material impact on the Company's consolidated results of operations, there can be no assurance that there will not be such an impact in the future.

(m)  Earnings per Share ("EPS")

       Basic EPS is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issued in the Pro.Tel acquisition and common stock issuable upon exercise of stock options using the treasury stock method.

       The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                                                 1998      1999      2000
                                                                                 ----      ----      ----
       Basic EPS--weighted-average number of common
         shares outstanding...............................................       44,537    44,667    47,374

       Effect of dilutive common equivalent shares:
         Stock options outstanding........................................          466     1,157     2,111
         Stock issued in acquisition subject to put arrangement...........                              125
                                                                                 ------    ------    ------

       Diluted EPS--weighted-average number of common.....................
         shares and common equivalent shares outstanding..................       45,003    45,824    49,610
                                                                              ======    ======    ======

       Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, convertible preferred stock and common stock granted for nominal consideration prior to the anticipated effective date of an initial public offering (IPO) must be included in the calculation of basic and diluted net income per share as if they had been outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.


(n)  Stock-Based Compensation

       The Company uses the intrinsic-value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock-Issued to Employees, to account for employee stock-based compensation. Accordingly, compensation cost is recorded on the date of grant to the extent the fair value of the underlying share of common stock exceeds the exercise price for a stock option or the purchase price for a share of common stock. During 1999, the Company issued stock options to employees which were subsequently determined to have been issued below the fair value of the stock on the date of grant. In addition, we recorded stock-based compensation for stock options granted to employees of Pro.Tel in the first quarter of 2000 in the amount of approximately $6.5 million. The compensation cost associated with these stock options is amortized as a charge against income on a straight-line basis over the four year vesting period of the options. The Company has allocated the amortization of deferred stock-based compensation to the departments in which the related employee's services are charged. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company discloses the pro forma effect of using the fair value method of accounting for employee stock-based compensation arrangements.


(o)  Use of Estimates

       The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.


(p)  Foreign Currency Translation

       The functional currency for the Company's foreign subsidiary located in Taiwan is the U.S. dollar. Accordingly, the Company remeasures monetary assets and liabilities of this foreign subsidiary at year-end exchange rates while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation which is remeasured at historical rates. Remeasurement adjustments and transaction gains and losses are recognized in income in the year of occurrence.

       The functional currency for the Company's foreign subsidiary located in Italy is the local currency. Accordingly, the Company applies the current exchange rate to translate the subsidiary's assets and liabilities and the weighted average exchange rate to translate the subsidiary's revenues, expenses, gains and losses into U.S. dollars. Translation adjustments are included as a separate component of comprehensive income within stockholders' equity in the accompanying consolidated financial statements.

       In December 2000, the Company recorded a $381,000 gain on a forward contract used to hedge the purchase price of a pending Canadian acquisition.


(q)  Comprehensive Income

       Comprehensive income comprises net income and other comprehensive income. Comprehensive income includes certain changes in equity of the Company that are excluded from net income, including foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                              1999        2000
                                                              ----        ----
     Net income........................................       $10,944     $20,385
     Change in unrealized gain on
      available-for-sale investments, net..............             -           3
     Cumulative translation adjustment.................             -         (76)
                                                              -------     -------
     Total comprehensive income........................       $10,944     $20,312
                                                              =======     =======


(r)  Advertising Expense

       The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense and totaled approximately $848,000, $1,023,000 and $1,866,000 during the years ended December 31, 1998, 1999 and 2000, respectively.


(s)  Recent Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards, requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 30, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." The Company adopted SAB No. 101 in the fourth quarter of the current fiscal year. The adoption of SAB No. 101 has not had a material effect on the Company's financial position or results of operations.

       Effective July 1, 2000, the Company adopted Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of Accounting Principles

    Board ("APB") Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25. The adoption of FIN 44 has not had a material effect on the Company's financial position or results of operations.


(2) Related Party Transactions

     One of the significant stockholders of the Company is also the owner of Telecom Research Center. During 1998, 1999 and 2000, the Company purchased equipment used in its manufacturing process totaling $84,000, $58,000 and $143,000, respectively, from Telecom Research Center. As of December 31, 1999 there were no accounts payable due to Telecom Research Center. As of December 31, 2000, there was $35,000 in accounts payable due to Telecom Research Center. The terms of these transactions were similar to those of unrelated parties.

     During 1999 and 2000, the Company issued employee promissory notes in an aggregate principal amount of $50,000 and $35,000, respectively. The notes bear interest at rates up to 7.75% per annum and are payable monthly with the final payment due in December 2004. As of December 31, 2000, the outstanding balances totaled approximately $70,000.


(3) Financial Statement Details

  Inventories

     Inventory consisted of the following (in thousands):

                                                            December 31,
                                                            ------------
                                                         1999          2000
                                                         ----          ----

Raw materials.........................................     $2,553        $ 8,987
Work in process.......................................      2,704          2,070
Finished goods........................................      2,355          2,273
                                                           ------        -------
                                                           $7,612        $13,330
                                                           ======        =======

  Property and Equipment

     Property and equipment consisted of the following (in thousands):

                                                            December 31,
                                                            ------------
                                                         1999          2000
                                                         ----          ----

Equipment.............................................     $6,352        $11,786
Furniture and fixtures................................        494            937
Leasehold improvements................................        171            307
                                                           ------        -------
                                                            7,017         13,030
Less accumulated depreciation and amortization........      2,600          4,450
                                                           ------        -------
                                                           $4,417        $ 8,580
                                                           ======        =======


  Other Accrued Expenses

     Other accrued expenses consisted of the following (in thousands):

                                                            December 31,
                                                            ------------
                                                         1999          2000
                                                         ----          ----

Accrued compensation and other related benefits.......     $3,399        $ 5,988
Commissions payable...................................      1,344          2,052
Sales tax payable.....................................        857            222
Accrued warranty......................................        733          1,459
Other accrued expenses................................        355          2,860
                                                           ------        -------
                                                           $6,688        $12,581
                                                           ======        =======

(4) Valuation and Qualifying Accounts

     A summary of valuation and qualifying accounts are as follows (in thousands):

                                                  Balance at    Charged to                    Balance
                                                   Beginning     Costs and                     at End
                                                    of Year       Expenses     Deductions     of Year
                                                    -------       --------     ----------     -------
          Allowance for doubtful accounts:
          1998................................            $ 21           $202          $  3        $220
          1999................................             220             32            --         252
          2000................................             252            852           122         982


(5) Minority Investment

     During 1998, the Company acquired 1,666,667 shares (approximately 16.4%) of the common stock of Top Union Electronics (Top Union), a Taiwan R.O.C. corporation, for a purchase price of $607,000. Top Union is a subcontractor manufacturer utilized by the Company for the manufacture of certain products. During 1999 and 2000, the Company invested an additional $39,000 and $241,000, respectively, in Top Union as part of two of three external rounds of third-party financing obtained by Top Union. This investment by the Company was less than 16.4% of the total financing raised by Top Union and, thus, diluted the Company's ownership of Top Union to 13.4%. The Company accounts for this investment using the cost method of accounting. The Company evaluates the fair value of its investment based on the valuation associated with third party external rounds of financing. To date no impairment charges have been recognized.


(6) Other Assets and Commitments

     Other assets as of December 31, 1999 and 2000 consisted principally of a deposit in the amount of $2,675,000 and $2,842,000, respectively, for the Company's new facility, currently under construction, which is estimated to be completed in March 2001. The total cost of the new facility is estimated to be $18,000,000.


(7) Notes Payable and Line of Credit

     In connection with various acquisitions completed during 1999 and 2000, the Company had four non-interest bearing notes payable outstanding at December 31, 2000. Annual amounts to be repaid under these notes total $738,000, $438,000, $410,000 and $200,000 for 2001, 2002, 2003 and 2004, respectively.

     The Company has a $9,000,000 revolving line of credit with a financial institution that expires on May 1, 2001, bearing interest at the bank's prime rate less 0.25% (9.25% at December 31, 2000). The agreement, which is collateralized by the receivables and inventories of the Company, contains certain financial covenants and restrictions. As of December 31, 2000, there were no balances outstanding under the line of credit.

     The remaining borrowings consisted of borrowings from various Italian financial institutions, which bear interest at variable rates, ranging from 7.25% to 8% at December 31, 2000, based on the ABI prime rate. At December 31, 2000, approximately $50,000 had been drawn down under these facilities. Generally, these foreign credit lines do not require commitment fees or compensating balances and are cancelable at the option of the Company or the financial institutions.

(8) Leases

     The Company leases its facilities under several operating lease agreements which require the Company to pay property taxes and normal maintenance. Future minimum lease payments, under these agreements, as of December 31, 2000, are as follows (in thousands):

   Year Ending
   December 31,
   ------------
       2001............................................       $  983
       2002............................................        1,022
       2003............................................          931
       2004............................................          813
       2005............................................           68
                                                              ------
                                                              $3,817
                                                              ======

     Rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $415,000, $511,000, and $931,000, respectively.


(9) Capital Stock

Common Stock

     In April 2000, the Company's Board of Directors authorized a three-for-one stock split of its common stock. All share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

     Prior to its initial public offering, the Company established a program of repurchasing common stock in order to offer liquidity to its stockholders. Repurchases were offered based on valuations performed by the Company of the fair value of its stock at the time of repurchase. During 1998 and 1999, the Company repurchased approximately 136,000 and 135,000 shares of common stock for $195,000 and $202,000, respectively.

Stock Issued in Acquisition Subject to Put Agreement

     On February 22, 2000, the Company issued 500,001 shares of its common stock to the former Pro. Tel shareholders as part of the total purchase price for Pro. Tel. (see Note 11. Acquisitions) and granted those shareholders the right to "put" their shares back to the Company for cash at $10.00 per share on May 22, 2000. On May 22, 2000, the former Pro. Tel shareholders elected not to sell these shares back to the Company.

Recapitalization

     On July 10, 2000, the Company was reincorporated into Delaware with the authorization of 175,000,000 shares of $0.001 par value per share common stock and 10,000,000 shares of $0.001 par value preferred stock.

Initial Public Offering

     On July 12, 2000, the Company completed its initial public offering of 4.6 million shares at $15 per share, including 600,000 over-allotment shares, of which 782,572 shares were sold by selling stockholders. Net proceeds to the Company from the offering after underwriters' fees and expenses of approximately $5.7 million totaled approximately $51.6 million.


(10) Stock Compensation Plans

2000 Employee Stock Purchase Plan

In April 2000, the Company's Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 600,000 shares of common stock for issuance thereunder. The Purchase Plan became effective upon the Company's initial public offering. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 15% of the employee's total base compensation, not to exceed $25,000 in any plan year, excluding bonuses, commissions and overtime at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or on the last day of the purchase period.


Stock Option Plan

     In April 2000, the Company's Board of Directors approved the adoption of the 2000 Stock Plan (the "Stock Plan.") The Stock Plan became effective upon the Company's initial public offering. The total number of shares reserved for issuance under the stock plan equals 3,750,000 shares of common stock plus 5,250,000 that remained reserved for issuance under the 1993 stock option plan as of the date the stock plan becomes effective for a total of 9,000,000 shares. All outstanding options under the 1993 stock option plan will be administered under the 2000 Stock Plan but will continue to be governed by their existing terms.

     Options may be granted as incentive stock options or nonstatutory stock options at the fair market value of such shares on the date of grant as determined by the Board of Directors. Options granted prior to 1996 expire 5 years from the date of grant and are exercisable in 3 equal annual installments commencing 1 year from the date of grant. Upon termination of employment, the optionee may exercise any such vested options within 30 days of termination. Options granted subsequent to 1996 vest over a 4-year period, and expire at the end of 10 years from the date of grant, or sooner, if terminated by the Board of Directors.

     The options granted under the 1993 stock option plan include a provision whereby the option holder may elect at any time to exercise the option prior to the full vesting of the option. Unvested shares so purchased are subject to a repurchase right by the Company at the original purchase price. Such right shall lapse at a rate equivalent to the vesting period of the original option. As of December 31, 1998, 1999 and 2000 shares issued and subject to repurchase were 6,750, 25,161 and 144,525, respectively.

     Option activity is summarized as follows:

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                1998                        1999                         2000
                                                ----                        ----                         ----
                                                      Weighted-                    Weighted-                      Weighted-
                                                       Average                      Average                        Average
                                      Number of       Price Per     Number of      Price Per      Number of       Price Per
                                       Options          Share        Options         Share         Options          Share
                                       -------          -----        -------         -----         -------          -----
Outstanding at beginning
 of period.......................       1,290,360           $0.91     1,811,145          $1.09      2,453,100          $ 1.46
Granted at market value..........         663,000            1.43            --             --        627,437           11.66
Granted at less than.............                                                                     650,001
 market value....................              --              --     1,079,100           1.88                             --
Exercised........................         (38,715)           0.55      (229,095)          0.77       (671,150)           1.19
Canceled.........................        (103,500)           1.20      (208,050)          1.14       (138,028)           3.83

Options at end of period.........       1,811,145            1.09     2,453,100           1.46      2,921,360            3.28
                                        =========                     =========                     =========

Weighted-average fair
 value of options granted
 during the period with
 exercise prices at fair
 value...........................                           $0.14                        $  --                         $ 5.89
                                                            =====                        =====                         ======

Weighted-average fair
 value of options granted
 during the period with
 exercise prices less than
 market value at date of
 grant...........................                           $  --                        $2.58                         $10.00
                                                            =====                        =====                         ======

     Information regarding the stock options outstanding as of December 31, 2000, is summarized in the table below.

                                                  Options Outstanding                      Vested Options
                                                  -------------------                      --------------
                                             Weighted-
                                              Average            Weighted-                               Weighted-
     Range of                                Remaining            Average                                 Average
     Exercise             Shares            Contractual           Exercise             Vested             Exercise
      Prices           Outstanding         Life (years)            Price               shares              Price
      ------           -----------         ------------            -----               ------              -----
      $0.00              650,001               9.16               $ 0.00                   --             $ 0.00
       0.60               99,950               5.28                 0.60               99,950               0.60
  1.10-1.50            1,053,650               7.55                 1.40              576,750               1.32
       2.17              527,850               8.78                 2.17              140,775               2.17
      10.00              406,245               9.21                10.00                   --              10.00
      11.00               92,963               9.50                11.00                   --              11.00
      15.00                5,001               9.53                15.00                   --              15.00
      20.38               85,700               9.80                20.38                   --              20.38
                        ---------                                                     -------

                        2,921,360                                                     817,475
                        =========                                                     =======

   The Company uses the intrinsic-value based method to account for its employees stock-based compensation plan. For options granted in 1998, no compensation cost has been recognized in the accompanying consolidated financial statements for options granted under this plan as the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date. With respect to options granted in 1999 and 2000, the Company has recorded unearned stock-based compensation of approximately $2,270,000 and $6,500,010, respectively, for the difference at the grant date between the exercise price and the fair value.

   The deferred compensation represents the aggregate difference, at the date of grant, between the respective exercise price of stock options and the estimated fair value of the underlying common stock. The total unearned stock-based compensation recorded for all option grants through December 31, 2000, will be amortized as follows for the years ending December 31: 2001, $2,192,000; 2002, $2,192,000; 2003, $1,988,000; and 2004, $238,000. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

   If compensation for the Company's stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net income and earnings per share, as reported, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                       Years Ended December 31,
                                                       ------------------------
                                                        1998     1999      2000
                                                        ----     ----      ----
       Net income applicable to common stock:
          As reported............................      $3,371  $10,944   $20,385
          Adjusted pro forma.....................       3,318   10,883    10,190

       Basic earnings per share:
          As reported............................        0.08     0.25      0.43
          Adjusted pro forma.....................        0.07     0.24      0.22

       Diluted earnings per share:
          As reported............................        0.07     0.24      0.41
          Adjusted pro forma.....................        0.07     0.24      0.21

   The provisions of SFAS No. 123 are effective for options granted beginning January 1, 1996. Options vest over several years and new options are generally granted each year. Because of these factors, the pro forma effect shown above may not be representative of the pro forma effect of SFAS No. 123 in future years.

       For the purposes of computing pro forma net income, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grant are as follows:

                                                Years Ended December 31,
                                                ------------------------
                                              1998        1999       2000
                                              ----        ----       ----
Dividend yield ..........................      2.60%       None       None
Expected term............................   4 years     4 years    4 years
Risk-free interest rate..................      5.45%       5.66%      4.90%
Volatility rate..........................      None        None      0.602

(11) Acquisitions

 Hukk

       In July 1999, the Company acquired all of the outstanding stock of Hukk, a developer of cable TV service verification equipment. The Company paid approximately $800,000 in cash and acquisition costs, $900,000 in notes payable, and 300,000 shares of the Company's common stock valued at $1,000,000 based on an independent valuation. The transaction has been accounted for under the purchase method. The results of Hukk and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition. In connection with the Hukk acquisition, the purchase price has been allocated to the assets and liabilities assumed based upon fair values on the date of acquisition, as follows (in thousands):

       Current assets..........................................  $  349
       Property and equipment, net.............................      65
       Intangibles and goodwill associated with acquisition....   2,495
       Current liabilities.....................................    (209)
                                                                 ------
                                                                 $2,700
                                                                 ======

       Intangibles include the fair value of technology and noncompete agreements with resulting excess purchase price allocated to goodwill. The Company amortizes such intangibles on a straight-line basis over four to five years based on expected lives of technologies, noncompete agreements, and goodwill. If the identified technologies are not successfully developed, the Company may not utilize the value assigned to intangible assets.


Pro.Tel

       On February 22, 2000, the Company acquired all the outstanding shares of Pro.Tel. Srl and subsidiaries, an Italian manufacturer of distributed network signal analysis equipment. The Company paid approximately $4,100,000 in cash and acquisition costs, a note payable related to a non-compete agreement for $500,000, payable over four years, and 500,001 shares of the Company's stock valued at $5,000,000.

       The transaction has been accounted for under the purchase method. The results of Pro.Tel and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition. In connection with the Pro.Tel acquisition, the purchase price has been allocated to the assets and liabilities assumed based upon fair values on the date of acquisition, as follows (in thousands):

       Current assets....................................                $1,068
       Property and equipment, net.......................                   177
       Intangible assets:
       Developed technology..............................     $4,365
       Acquired workforce................................        108
       Non-compete covenant..............................        500
       Goodwill..........................................      4,367
                                                              ------
       Total intangible assets...........................                 9,340
       Other long term assets............................                    29
       Current liabilities...............................                  (998)
                                                                         ------
                                                                         $9,616
                                                                         ======

     The Company amortizes such intangibles on a straight-line basis over two to five years based on expected lives of technologies, non-compete agreements, acquired workforce and goodwill. If the identified technologies are not successfully developed, the Company may not utilize the value assigned to intangible assets.


Pro.Tel USA

     On February 4, 2000, the Company acquired all of the assets of Pro.Tel USA for $400,000 cash and a $100,000 note repayable in May 2000. The transaction has been accounted for under the purchase method. The results of this acquired entity are included from the date of acquisition and are not material to the Company's results of operations.

Pro Forma Results of Operations

     The following summary prepared on an unaudited pro forma basis reflects the condensed consolidated results of operations for the years ended December 31, 1999 and 2000, assuming Hukk and Pro.Tel had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                                                 Year Ended
                                                                 December 31,
                                                                 ------------
                                                               1999       2000
                                                               ----       ----
     Net sales...........................................     $63,716   $113,725
     Net income..........................................     $ 7,885   $ 19,825
     Basic earnings per share............................     $  0.17   $   0.42
     Shares used in pro forma per share computation......      45,317     47,582

     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect the synergies that might be achieved from combined operations.


(12) 401(k) Plan

     In 1996, the Company adopted a 401(k) Plan (the Plan). Participation in the Plan is available to all full-time employees. Each participant may elect to contribute up to 15% of his or her annual salary, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the Plan. These contributions vest annually over seven years. Contributions to the Plan of $291,000, $747,000 and $639,000 were made by the Company in 1998, 1999, and 2000, respectively.


(13) Income Taxes

     The provision for income taxes consisted of the following (in thousands):

                                                    1998      1999       2000
                                                    ----      ----       ----
     Current expense:
       Federal...................................  $1,506    $6,394     $13,218
       State.....................................      83       952       1,937
                                                   ------    ------     -------
                                                    1,589     7,346      15,155
                                                   ------    ------     -------
     Deferred expense (benefit):
       Federal...................................      16      (960)     (2,692)
       State.....................................     (17)      (95)       (491)
                                                   ------    ------     -------
                                                       (1)   (1,055)     (3,183)
                                                   ------    ------     -------
                                                   $1,588    $6,291     $11,972
                                                   ======    ======     =======

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

                                                         1998    1999    2000
                                                         ----    ----    ----
     Computed "expected" tax.........................   $1,736  $6,032  $11,325
     State taxes, net of federal income tax benefit..       44     557      940
     Research credit.................................     (366)   (480)    (691)
     Foreign sales corporation benefit...............     (188)   (109)    (288)
     Nondeductible compensation......................       --      87      199
     Nondeductible goodwill amortization.............       --      44      143
     Tax-exempt interest.............................       --      --     (126)
     Other, net......................................      362     160      470
                                                        ------  ------  -------
                                                        $1,588  $6,291  $11,972
                                                        ======  ======  =======

   The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set out below (in thousands):

                                                                December 31,
                                                                ------------
                                                               1999       2000
                                                               ----       ----
     Deferred tax assets:
       Inventory reserves and additional costs capitalized..  $  156     $  480
       Accrued compensation and vacation....................     528      1,945
       Allowance for doubtful accounts......................     108        408
       Other accruals and reserves..........................     623      1,292
       Net operating losses and start-up costs..............     304          3
       Tax credits..........................................     240         --
       Intangible amortization..............................      --      1,011
       State income taxes...................................     332        678
                                                              ------     ------
     Total gross deferred tax assets........................   2,291      5,817
                                                              ------     ------

     Deferred tax liabilities:
       Property and equipment...............................    (313)      (512)
       Unrealized exchange gains............................     (30)       (20)
       Federal tax cost of net state deferred assets........     (69)      (241)
                                                              ------     ------
       Total deferred tax liabilities.......................    (412)      (773)
                                                              ------     ------
     Net deferred tax assets................................  $1,879     $5,044
                                                              ======     ======


   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of such deferred assets.


(14) Segment Information

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

   The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is the same as the information presented in the accompanying consolidated statements of net income. In addition, as the Company's assets are primarily located in its corporate offices in the United States and not allocated to any specific segment, the Company does not produce reports for or measures the performance of its segments based on any asset-based metrics. Therefore, the Company operates in a single operating segment the design, manufacture, and sale of digital test equipment for telecommunications, transmission, and signaling applications.

     Revenue information regarding operations in the different geographic regions is as follows (in thousands):

                                                Years Ended December 31,
                                           ----------------------------------
                                             1998          1999        2000
                                           -------       -------     --------
Net sales:
 North America.........................    $17,028       $50,168     $ 88,469
 Europe................................      4,684         4,364       10,407
 Asia/Pacific..........................      5,668         5,742       10,144
 Latin America.........................      1,155         1,191        4,461
                                           -------       -------     --------
                                           $28,535       $61,465     $113,481
                                           =======       =======     ========

     Revenue information by product category is as follows (in thousands):

                                                Years Ended December 31,
                                           ----------------------------------
                                             1998          1999        2000
                                           -------       -------     --------
 Digital Subscriber Line.................. $28,535       $59,895     $ 90,317
 Fiber Optics.............................      --           236       14,236
 Cable TV.................................      --         1,334        4,273
 Signaling................................      --            --        4,655
                                           -------       -------     --------
                                           $28,535       $61,465     $113,481
                                           =======       =======     ========

(15) Subsequent Events

       In January 2001, the Company acquired all of the outstanding stock of Avantron Technologies, a Canadian company which specializes in the design and manufacture of spectrum analyzers and performance monitoring systems. The purchase price was approximately Cdn. $17.6 million (approximately U.S. $11.7 million) in cash and short-term notes payable. The transaction will be accounted for under the purchase method.


(16) Quarterly Financial Data (unaudited)

                                                                 Quarter Ended
                                                                 -------------
                                Mar. 31,  June 30,  Sept. 30,  Dec. 31,  Mar. 31,  June 30,  Sept. 30,  Dec. 31,
                                  1999      1999       1999      1999      2000      2000       2000      2000
                                  ----      ----       ----      ----      -----     ----       ----      ----
                                                     (in thousands, except per share data)
Net sales.....................   $ 8,090   $16,410    $14,511   $22,454   $19,791   $27,485    $35,085   $31,120
Gross profit..................     5,809    12,409     11,048    17,463    14,203     7,982     10,034    21,730
Income from operations........     1,451     4,399      3,510     7,548     4,334     7,332     10,992     7,791
Net income....................     1,046     3,034      2,460     4,404     2,773     4,575      7,325     5,712
Earnings per share:
 Basic........................   $  0.02   $  0.07    $  0.05   $  0.10   $  0.06   $  0.10    $  0.15   $  0.11
 Diluted......................   $  0.02   $  0.07    $  0.05   $  0.10   $  0.06   $  0.10    $  0.14   $  0.11
Shares used in per share
computation:
 Basic........................    44,540    44,551     44,728    44,844    45,060    45,451     49,178    49,761
 Diluted......................    45,517    45,606     45,963    46,207    47,032    47,638     51,855    51,874

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                   PART III.

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this Item with respect to our executive officers is incorporated herein by reference from the information under Item 1 of Part I of this Report. Reference is made to the information responsive to Items 401 and 405 of Regulation S-K contained in our definitive Proxy Statement relating to our 2001 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended December 31, 2000, pursuant to Rule 14a-6(b) under the Securities and Exchange Act of 1934, as amended; said information is incorporated herein by reference.

Item 11.  Executive Compensation.

     Reference is made to the information responsive to Item 402 of Regulation S-K contained in our definitive Proxy Statement relating to our 2001 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2000, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Reference is made to the information responsive to Item 403 of Regulation S-K contained in our definitive Proxy Statement relating to our 2001 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2000, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     Reference is made to the information responsive to Item 404 of Regulation S-K contained in our definitive Proxy Statement relating to our 2001 Annual Meeting of Shareholders which will be filed with the U.S. Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2001, pursuant to Rule 14a-6(b) under the Securities Exchange Act of 1934, as amended; said information is incorporated herein by reference.

                                   PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)  The following documents are filed as part of this report:

       (1)  Our Consolidated Financial Statements are included in Part II, Item
  8:

               Independent Auditors' Report

               Consolidated Balance Sheets

               Consolidated Statements of Net Income

               Consolidated Statements of Shareholders' Equity and Comprehensive Income

               Consolidated Statements of Cash Flows

               Notes to Consolidated Financial Statements

       (2) Supplementary Consolidated Financial Statement Schedule as of and for the years ended December 31, 2000, 1999 and 1998:

               None.

       All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

       (3) Exhibits:

               See attached Exhibit Index.


  (b)  Reports on Form 8-K

       There were no reports on Form 8-K filed during the last quarter of the year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Jose, State of California on March 15, 2001.

                                   SUNRISE TELECOM INCORPORATED




                                   By:  /s/ Paul Ker-Chin Chang
                                      -------------------------------
                                   Paul Ker-Chin Chang
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:


                 Signature                                        Title                                  Date
                 ---------                                        -----                                  ----

          /s/ Paul Ker-Chin Chang                   President and Chief Executive                    March 15, 2001
-------------------------------------------         Officer (Principal Executive
            Paul Ker-Chin Chang                     Officer)

           /s/ Peter L. Eidelman                    Chief Financial Officer (Principal               March 15, 2001
-------------------------------------------         Accounting Officer)
              Peter Eidelman

           /s/ Paul A. Marshall                     Director                                         March 15, 2001
-------------------------------------------
             Paul A. Marshall

          /s/ Robert C. Pfeiffer                    Director                                         March 15, 2001
-------------------------------------------
            Robert C. Pfeiffer

         /s/ Patrick Peng-Koon Ang                  Director                                         March 15, 2001
-------------------------------------------
           Patrick Peng-Koon Ang

             /s/ Henry P. Huff                      Director                                         March 15, 2001
-------------------------------------------
               Henry P. Huff

           /s/ Jennifer J. Walt                     Director                                         March 15, 2001
-------------------------------------------
             Jennifer J. Walt

                                 EXHIBIT INDEX

     Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:


  Exhibit
  Number     Description
  -------    -----------

    2.1      Share Purchase Agreement dated January 8, 2001 among each of the shareholders of
             Avantron Technologies Inc. and Sunrise Telecom Avantron Division Corp., a Nova Scotia
             unlimited liability company and wholly-owned subsidiary of Sunrise (Incorporated by reference from Exhibit 2.1 to Sunrise's Report on Form 8-K dated February 1, 2001).
    3.1      Amended and Restated Certificate of Incorporation.
    3.2      Amended and Restated Bylaws.
    4.1      Specimen Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration
             Statement No. 333-32070).
   10.1      Lease Agreement dated June 22, 1999 between Sunrise and Great Oaks Properties
             (Incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-32070).
   10.2      Purchase and Sale Agreement and Escrow Instructions dated November 5, 1999 between
             Sunrise and Enzo Drive, LLC (Incorporated by reference from Exhibit 10.2 to Registration
             Statement No. 333-32070).
   10.3      Loan Agreement dated April 21, 2000 between Sunrise and Bank of America (Incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-32070).
   10.4      Stock Purchase Agreement dated July 30, 1999 between Sunrise, Hukk Engineering, Inc.,
             Clifford D. Brown, Robert L. Richards and James A. Barker (Incorporated by reference from Exhibit 10.4 to Registration Statement No. 333-32070).
   10.5      Master Agreement dated February 22, 2000 between Sunrise and Franco Messori, Franco
             Corradini, Angelo Baccarani and Lucia Barbara Silvani and Master Agreement dated
             February 22, 2000 between Sunrise and Giuliano Sala, Gian Piero Brandolini, Pietro
             Zucchini, Aldo Baccarani and Franco Montanari (Incorporated by reference from Exhibit
             10.5 to Registration Statement No. 333-32070).
   10.6      Form of Indemnification Agreement between Sunrise and each of its Officers and Directors
             (Incorporated by reference from Exhibit 10.6 to Registration Statement No. 333-32070). +
   10.7      2000 Stock Option Plan (Incorporated by reference from Exhibit 10.7 to Registration
             Statement No. 333-32070). +
   10.8      2000 Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.8 to
             Registration Statement No. 333-32070). +
   10.9      2001 Executive Officer Bonus Plan.* +
   21.1      List of Subsidiaries.
   23.1      Consent of KPMG LLP

_________________
*Material has been omitted pursuant to a request for confidential treatment. +Indicates management contract or compensatory plan, contract or arrangement.