Form 10-Q
period 2001-03-31
SUNRISE TELECOM INC
filed 2001-05-15
CIK 907152

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to             .

                        Commission File Number: 0-30757

                                __________________

                         Sunrise Telecom Incorporated
            (Exact name of Registrant as specified in its charter)

                                __________________

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

                                __________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [_]   No [X]

As of May 03, 2001, there were 50,096,068 shares of the Registrant's Common Stock outstanding, par value $0.001.

                 SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                                                  Page
PART I.    Financial Information                                                                  Number
           ---------------------                                                                  ------
  Item 1  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of March 31, 2001
          and December 31, 2000.............................................................          3

          Condensed Consolidated Statements of Operations for the three
          month periods ended March 31, 2001 and 2000.......................................          4

          Condensed Consolidated Statements of Cash Flows for the three month
          periods ended March 31, 2001 and 2000.............................................          5

          Notes to Condensed Consolidated Financial Statements..............................          6

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................................         10

  Item 3  Quantitative and Qualitative Disclosures about Market Risk........................         24

PART II.  Other Information
          -----------------

  Item 1  Legal Proceedings.................................................................         25

  Item 2  Changes in Securities.............................................................         25

  Item 3  Defaults Upon Senior Securities...................................................         25

  Item 4  Submission of Matters to a Vote of Security Holders...............................         25

  Item 5  Other Information.................................................................         25

  Item 6  Exhibits and Reports on Form 8-K..................................................         25

Signatures..................................................................................         26

PART I. Financial Information

ITEM 1.

                 SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share data, unaudited)

                                                                      March 31,     December 31,
                                                                        2001            2000
                                                                    -------------  -------------
                           ASSETS
Current assets:
  Cash and cash equivalents                                         $      37,449  $      56,298
  Investment in marketable securities                                       4,581          6,300
  Accounts receivable, net                                                 15,567         18,419
  Inventories                                                              14,366         13,330
  Prepaid expenses and other current assets                                   825          1,748
  Deferred tax assets                                                       2,401          4,245
                                                                    -------------  -------------
     Total current assets                                                  75,189        100,340
Property and equipment, net                                                27,820          8,580
Intangible assets, net                                                     20,602         11,725
Deferred tax assets                                                         1,554            799
Other assets                                                                1,397          4,112
                                                                    -------------  -------------
Total assets                                                        $     126,562  $     125,556
                                                                    =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $       2,788  $       2,578
  Current portion of notes payable                                            490            780
  Other accrued expenses                                                   12,329         12,581
  Income taxes payable                                                      1,232          1,888
  Deferred revenue                                                            424            546
                                                                    -------------  -------------
     Total current liabilities                                             17,263         18,373
                                                                    -------------  -------------
Notes payable, less current portion                                           913          1,047
Other liabilities                                                             716            492
Stockholders' equity:
  Common stock, $0.001 par value per share; 175,000,000 shares authorized;  50,004,000 and 49,941,000 shares issued and
    outstanding, respectively.                                                 50             50
  Additional paid-in capital                                               68,408         68,317
  Deferred stock-based compensation                                        (6,067)        (6,611)
  Retained earnings                                                        45,490         43,961
  Accumulated other comprehensive loss                                       (211)           (73)
                                                                    -------------  -------------
Total stockholders' equity                                                107,670        105,644
                                                                    -------------  -------------
Total liabilities and stockholders' equity                          $     126,562  $     125,556
                                                                    =============  =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data, unaudited)


                                                   Three Months
                                                  Ended March 31,
                                                  2001        2000
                                               ----------  ----------

Net sales                                       $ 22,453    $ 19,791
Cost of sales                                      7,004       5,588
                                               ----------  ----------
  Gross profit                                    15,449      14,203
                                               ----------  ----------
Operating expenses:
 Research and development                          5,034       3,354
 Selling and marketing                             5,367       5,078
 General and administrative                        3,584       1,437
                                               ----------------------
  Total operating expenses                        13,985       9,869
                                               ----------------------
  Income from operations                           1,464       4,334
Other income, net                                    925         138
                                               ----------  ----------
  Income before income taxes                       2,389       4,472
Income taxes                                         860       1,699
                                               ----------  ----------
  Net income                                    $  1,529    $  2,773
                                               ==========  ==========

Earnings per share:
 Basic                                          $   0.03    $   0.06
                                               ==========  ==========
 Diluted                                        $   0.03    $   0.06
                                               ==========  ==========

Shares used in per share computation:
 Basic                                            49,868      45,060
                                               ==========  ==========
 Diluted                                          51,277      47,032
                                               ==========  ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                Three Months
                                                                              Ended March 31,
                                                                             2001         2000
                                                                          ----------   ----------
Cash flows from operating activities:
     Net income                                                            $    1,529   $    2,773
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                              1,938          687
     Amortization of deferred stock-based compensation                            545          310
     Loss on the sale of property and equipment                                     5            -
     Deferred income taxes                                                      1,022         (436)
Change in operating assets and liabilities (net of acquisition balances):
     Accounts receivable                                                        3,615       (2,092)
     Inventories                                                                 (270)      (3,443)
     Prepaid expenses and other assets                                            123         (503)
     Accounts payable and accrued expenses                                       (762)       1,268
     Deferred revenue                                                              51           27
     Income taxes payable                                                        (860)         268
                                                                          ------------ ------------
      Net cash provided by (used in) operating activities                       6,936       (1,141)
                                                                          ------------ ------------
Cash flows provided by (used in) investing activities:
     Capital expenditures                                                     (15,769)      (1,679)
     Purchases of marketable securities                                          (166)           -
     Sales of marketable securities                                             1,896            -
     Acquisitions, net of cash acquired                                       (11,274)      (4,104)
                                                                          ------------ ------------
      Net cash used in investing activities                                   (25,313)      (5,783)
                                                                          ------------ ------------
Cash flows provided by (used in) financing activities:
     Payments on notes payable                                                   (253)        (288)
     Proceeds from short-term borrowings                                          178            -
     Payments on short-term borrowings                                           (339)           -
     Proceeds from exercise of stock options                                       91          370
                                                                          ------------ ------------
      Net cash provided by (used in) financing activities                        (323)          82
                                                                          ------------ ------------
Effect of exchange rate changes on cash                                          (149)         (12)
                                                                          ------------ ------------
Net decrease in cash and cash equivalents                                     (18,849)      (6,854)
Cash and cash equivalents at the beginning of the period                       56,298        8,615
                                                                          ------------ ------------
Cash and cash equivalents at the end of the period                         $   37,449   $    1,761
                                                                          ============ ============
Supplemental cash flow disclosures:
   Cash paid during the period:
      Interest                                                             $       23   $       24
                                                                          ============ ============
      Income taxes                                                         $      675   $    1,864
                                                                          ============ ============
   Noncash investing and financing activities:
      Stock issued for acquisition of Pro.Tel                              $        -   $    5,000
                                                                          ============ ============
      Unrealized gain on marketable securities and investments             $       11   $        -
                                                                          ============ ============
      Deferred stock-based compensation                                    $        -   $    6,500
                                                                          ============ ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  Basis of Presentation

        Sunrise Telecom Incorporated and subsidiaries (collectively, "the Company") manufacture and market service verification equipment to pre-qualify, verify, and diagnose telecommunications, cable TV, and Internet networks. The Company markets and distributes its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and a direct sales force. The Company has wholly owned subsidiaries in Norcross, Georgia; Taipei, Taiwan; Modena, Italy; Tokyo, Japan; Seoul, Korea; and Anjou, Canada. It also has a representative liaison office in Beijing, China and a foreign sales corporation in Barbados.

        These condensed consolidated financial statements, including the notes to the condensed consolidated financial statements included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for their fair presentation. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto, included in the Company's Annual Report on Form 10-K filed with the SEC.

        The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or for the full fiscal year ending December 31, 2001.

(2)  Earnings Per Share

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

        The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

                                                            Three Months
                                                           Ended March 31,
                                                           2001       2000
                                                         --------  --------
       Basic EPS- weighted-average number of common
          shares outstanding........................       49,868    45,060

       Effect of dilutive common equivalent shares:
          Stock options outstanding.................        1,409     1,805
          Stock issued in acquisition subject to
            put arrangement.........................            -       167
                                                          -------   -------
       Diluted EPS- weighted-average number of
          common shares outstanding.................       51,277    47,032
                                                          =======   =======

(3)  Comprehensive Income

        Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income, including foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                 Three Months Ended
                                                     March 31,
                                                2001          2000
                                                ----          ----

        Net income..........................    $1,529         $2,773
        Change in unrealized gain on
          available-for-sale investments....        11              -
        Cumulative translation adjustment...      (149)           (12)
                                              ---------      ---------
        Total comprehensive income..........    $1,391         $2,761
                                              =========      =========


(4) Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended by SFAS No. 137 and 138, is effective for fiscal years beginning after June 15, 2000. The Company has adopted SFAS No. 133, and it has not had a material effect on the Company's financial position or results of operations.

        In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB No. 125". The new standard supersedes and replaces the guidance in SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. Statement No. 140 is effective for transfers of financial assets occurring after March 31, 2001, and applies on a prospective basis. The Company does not expect that the adoption of this statement will have any effect on its financial position or results of operations.

 (5) Inventories

    Inventories consisted of the following (in thousands):

                                                  March 31,      December 31,
                                                    2001             2000
                                                    ----             ----

       Raw materials.......................    $      9,658      $    8,987
       Work-in-process.....................           2,437           2,070
       Finished goods......................           2,271           2,273
                                               --------------    ------------
                                               $     14,366      $   13,330
                                               ==============    ============

(6)  Notes Payable and Line of Credit

      The Company has a $9,000,000 revolving line of credit with a financial institution that expires on August 1, 2001, bearing interest at the bank's prime rate less 0.25% (7.75% as of March 31, 2001). The agreement, which is collateralized by the receivables and inventories of the Company, contains certain financial covenants and restrictions. As of March 31, 2001, there were no balances outstanding under the line of credit.

        On June 30, 2000, the Company issued a short-term note payable in the amount of $1.0 million in connection with an acquisition. The $300,000 balance still outstanding at December 31, 2000 was paid in full by March 31, 2001.

        In connection with various acquisitions completed during 1999 and 2000, the Company had three non-interest bearing notes payable outstanding at March 31, 2001. Amounts to be repaid under these notes total $353,000 for April through December 2001 and $413,000, $384,000, and $175,000 for fiscal years 2002, 2003, and 2004, respectively.

(7)  Acquisitions

        On February 22, 2000, the Company acquired all the outstanding shares of Pro. Tel. S.r.l. and subsidiaries ("Pro. Tel"), an Italian manufacturer of distributed network signaling analysis equipment.

        On January 8, 2001, the Company acquired all the outstanding shares of Avantron Technologies Inc. ("Avantron"), a Canadian company that specializes in the design and manufacture of Cable TV / modem spectrum analyzers and performance monitoring systems.

        The following summary prepared on an unaudited pro forma basis reflects the condensed consolidated results of operations for the three-month periods ended March 31, 2001 and 2000, assuming Pro.Tel and Avantron had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                                        Three Months  Three Months
                                                           Ended         Ended
                                                          March 31,     March 31,
                                                            2001          2000
                                                            ----          ----
        Net sales.....................................      $22,453       $21,209
        Net income....................................      $ 1,471       $ 1,971
        Basic earnings per share......................      $  0.03       $  0.04
        Shares used in pro forma per share
        computation...................................       49,868        45,560

        The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect the synergies that might be achieved from combined operations.

(8)  Segment Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the manner in which public companies report information about operating segments, products, services, geographic areas, and major customers in annual and interim financial statements. The method of determining what information to report is based on the way that management organizes the operating segments within the enterprise for making operating decisions and assessing financial performance.

        The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is the same as the information presented in the accompanying condensed consolidated statements of operations. In addition, as the Company's assets are primarily located in its corporate offices in the United States and not allocated to any specific segment, the Company does not produce reports for or measure the performance of its segments based on any asset-based metrics. Therefore, the Company operates in a single operating segment; the design, manufacture, and sale of digital test equipment for telecommunications, transmission, cable, and signaling applications.

    Revenue information regarding operations in the different geographic regions is as follows (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                   2001           2000
                                                   ----           ----

        North America.........................   $16,372         $15,755
        Europe/Africa/Middle East.............     2,580           1,919
        Asia/Pacific..........................     2,453           1,570
        Latin America.........................     1,048             547
                                                 -------         -------
                                                 $22,453         $19,791
                                                 =======         =======

    Revenue information by product category is as follows (in thousands):

                                                 Three Months Ended
                                                      March 31,
                                                 2001          2000
                                                 ----          ----

        Wire Line Access (including DSL)....   $15,541        $17,945
        Cable TV............................     2,781             10
        Fiber optics........................     3,044          1,284
        Signaling...........................     1,087            552
                                               -------        -------
                                               $22,453        $19,791
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

Overview

        We manufacture and market service verification equipment to pre-qualify, verify, and diagnose telecommunications, cable, and Internet networks. We design our products to maximize technicians' effectiveness in the field and to provide realistic network simulations for equipment manufacturers to test their products. Our customers include incumbent local exchange carriers, competitive local exchange carriers, and other service providers, network infrastructure suppliers and installers throughout North America, Latin America, Europe and the Asia/Pacific region.

Sources of Net Sales

        We sell our products predominantly to large telecommunications service providers. These prospective customers generally commit significant resources to an evaluation of our and our competitors' products and require each vendor to expend substantial time, effort, and money educating the prospective customer about the value of the proposed solutions. Delays associated with potential customers' internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to 24 months. In recent months, we have observed a slowing of growth in the telecommunications industry, which may lengthen the sales cycle further. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements or requirements contracts. As a result, we commit resources to the development and production of products without having received advance or long-term purchase commitments from customers.

        To date, a significant portion of our net sales have resulted from a small number of relatively large orders from a limited number of customers. Sales to SBC Communications affiliates have decreased to less than 5% of net sales in the first quarter of 2001, from $9.0 million or 45.5% of net sales for the same period in 2000, primarily due to the slow down of DSL deployment and to a higher sales volume of light chassis DSL products, which have lower average selling prices than full chassis DSL products. Additionally, in the first three months of 2001, $3.4 million or 15% of our net sales were generated from an OEM product sold to Solectron, which integrates this product into the Stinger DSLAM product that it manufactures for Lucent Technologies. No other customer comprised more than 10% of our sales during the first quarter of 2001. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on large purchase orders, which can be delayed or cancelled by our customers without penalty. In addition, we anticipate that our operating results for a given period will continue to be dependent on a small number of customers.

        Currently, competition in the telecommunications and cable equipment market is intense and is characterized by declining prices due to increased competition and new products. Due to competition and potential pricing pressures from large customers in the future, we expect that the average selling price for our products will decline over time. If we fail to reduce our production costs accordingly, our gross margins will correspondingly decline. See "Factors Affecting Future Operating Results--Competition and --Risks of the Telecommunications Industry."

        During the last three years, a substantial portion of our net sales have come from customers located outside of the United States, and we believe that continued growth will require expansion of our sales in international markets. Currently, we maintain a procurement support and manufacturing facility in Taipei, Taiwan; manufacturing, research, development, and sales facilities in Modena, Italy; and research, development, and sales facilities in Anjou, Canada. We also have a representative liaison office in Beijing, China, a foreign sales corporation in Barbados, and sales offices in Tokyo, Japan and Seoul, Korea, and we may establish additional international sales and other offices in the future.

        Prior to our acquisition of Pro.Tel in February 2000, international sales were denominated solely in U.S. dollars and, accordingly, we have not historically been exposed to fluctuations in non-U.S. currency exchange rates related to these sales activities. Since our acquisition of Pro.Tel, we have had a small amount of sales denominated in Euros and have begun to use derivative instruments to hedge our foreign exchange risks. As of March 31, 2001 we had no derivative instrument. Since our acquisition of Avantron in January 2001, we have also begun to have sales denominated in Canadian dollars. To date, foreign exchange exposure from sales has not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our procurement activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. We may choose to limit such exposure by entering into various hedging strategies. See "Factors Affecting Future Operating Results--Risks Relating to Our Business--Risks of International Operations."

        We recognize product sales at the time of shipment unless we have future obligations or customer acceptance is required, in which case revenue is recognized when these obligations have been met or the customer accepts the product. We offer a three-year warranty covering parts and labor on our wire line access (including DSL) products and fiber optic products sold in the United States and generally offer a one-year warranty covering parts and labor for those products sold overseas, with a two-year extended warranty option at time of sale. Our cable TV and signaling products are covered by a one-year warranty. Sales of extended warranties are deferred and recognized over the extended warranty term, which is generally two years. We charge estimated warranty costs to cost of sales when the related sales are recognized. We recognize revenue for out-of-warranty repair when we ship the repaired product.

Cost of Sales

        Our cost of sales consist primarily of the following:

        . direct material costs of product components, manuals, product documentation, and product accessories sold;

        .   production wages, taxes, and benefits;

        .   production allocated occupancy costs;

        .   warranty costs;

        . the costs of board level assembly by third party contract manufacturers; and

        .   scrapped material used in the production process.

        We recognize direct cost of sales, wages, taxes, benefits, and allocated occupancy costs as we ship product. We expense scrapped materials as incurred.

        Our industry is characterized by limited supply chains and long lead times for the materials and components that we use in the manufacture of our products. If we underestimate our requirements, we may have inadequate inventory, resulting in additional product costs for expediting delivery of long lead-time components. An increase in the cost of components could result in lower margins.

        Additionally, these long lead times have in the past, and may in the future, cause us to purchase larger quantities of some parts, increasing our investment in inventory and the risk of the parts' obsolescence. Any subsequent write-off of inventory could also result in lower margins. See "Factors Affecting Future Operating Results--Risks Relating to Our Business--Dependence on Sole and Single Source Suppliers".

Operating Costs

        We classify our operating expenses into three general categories: selling and marketing, research and development, and general and administrative. Our operating expenses include stock-based compensation and amortization of goodwill and other intangible assets. We classify all charges to the selling and marketing, research and development, and general and administrative expense categories based on the nature of the expenditures. Although each of these three categories includes expenses that are unique to the category type, there are commonly recurring expenditures that are typically included in these categories, such as salaries, amortization of stock-based compensation, employee benefits, travel and entertainment costs, allocated communication costs, rent and facilities costs, and third party professional service fees. The selling and marketing category of operating expenses also includes expenditures specific to the selling and marketing group, such as commissions, public relations and advertising, trade shows, and marketing materials.

        We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon the square footage of facilities used by each of these areas. These allocated charges include facility rent and utilities for the corporate office, communications charges, and depreciation expense for office furniture and equipment.

        In the first three months of 2001, we recorded amortization of deferred stock-based compensation expense of $545,000 related to the grant of options to purchase our common stock at exercise prices subsequently deemed to be below fair market value. Total compensation expense related to these options, which were granted in 1999 and the first quarter of 2000, will be amortized on a straight-line basis over the respective four-year vesting periods of the options to the departments of the employees who received these below market option grants. In the first three months of 2001 and 2000, we allocated amortization of deferred stock-based compensation expense of $74,000 and $39,000, respectively, to cost of sales, $212,000 and $136,000, respectively, to research and development expense, $165,000 and $88,000, respectively, to selling and marketing expense, and $94,000 and $48,000, respectively, to general and administrative expense. Also, we recorded $1.3 million and $324,000, respectively, to general and administrative expense for amortization of goodwill and other intangible assets. At March 31, 2001, $6,067,000 of deferred stock-based compensation expense remained to be amortized, at a rate not exceeding $545,000 per quarter.

Acquisitions

        In February 2000, we acquired Pro.Tel, an Italian manufacturer of distributed network signaling analysis equipment, its U.S. affiliate, and the assets of an unrelated U.S. distributor. We accounted for this acquisition using the purchase method and, accordingly, recorded goodwill and other intangibles of $9.4 million, to be amortized on a straight-line basis over the next two to five years, based on the expected life of the underlying assets. In addition, we recorded stock-based compensation for stock options granted to employees of Pro.Tel in the first quarter of 2000 in the amount of $6.5 million, to be amortized on a straight-line basis over their four-year vesting period.

        In January 2001, we acquired Avantron, a Canadian company that specializes in the design and manufacture of cable TV/modem spectrum analyzers and performance monitoring systems. The purchase price was Cdn. $17.6 million ( U.S. $11.9 million) in cash and short-term notes payable. We accounted for this acquisition using the purchase method, and, accordingly, recorded goodwill of $10.3 million, to be amortized on a straight line basis over the next two to five years, based on the expected life of the underlying assets.

        We believe that acquisitions and joint ventures may be an important part of our growth and competitive strategy. See "Factors Affecting Future Operating Results--Risks Relating to Our Business--Acquisitions."

Salary Reductions

        In response to anticipated slowdowns in our customers' telecom spending patterns and softening demand for telecom equipment generally, we will implement a salary reduction across the company ranging from 5% at the lowest paid employee level up to 25% at the founder executive management level. This reduction will commence during the second quarter of 2001. A salary freeze will also be implemented along with this base salary reduction and will continue until economic conditions improve.

Results of Operations

Comparison of Three-Month Periods Ended March 31, 2001 and 2000

        Net Sales. Net sales increased 13% to $22.5 million in the first quarter of 2001, from $19.8 million for the same quarter in 2000. This increase consisted of sales increases of $2.8 million, $1.8 million, and $535,000 in our cable TV, fiber optics, and signaling product lines, respectively, which were partially offset by a $2.4 million decrease in sales of our wire line access products, including DSL products.

        Sales in the first quarter of 2001 increased $617,000 or 4% in North America, $661,000 or 34% in Europe/Africa/Middle East, $883,000 or 56% in Asia and $501,000 or 92% in Latin America, as compared to the same quarter in 2000.

The increase in North American sales, including Canada, during the first quarter of 2001 over the same quarter in 2000 is primarily due to a $2.8 million increase in sales of our cable TV products, a $1.1 million increase in the sales of our fiber optics products, and a $492,000 increase in the sales of our signaling products. These increases were partially offset by a $3.8 million decrease in the sales of our wire line access products, including DSL, in North America. We anticipate that demand for our wire line access products, including DSL, in North America may decline in the second quarter of 2001 due to overall slowdown in the telecommunications equipment market.

        International sales, including Canada, increased to $7.0 million, or 31% of net sales in the first quarter of 2001, from $4.0 million, or 20% of net sales in the same quarter in 2000. The increase in international sales is primarily due to increased sales of our fiber optics products and wire line access products and our expanded international operations.

        Cost of Sales. Cost of sales consists primarily of direct material, warranty, and personnel costs related to the manufacturing of our products and allocated overhead. Cost of sales increased 25% to $7.0 million in the first quarter of 2001, from $5.6 million in the same quarter in 2000. The increase in absolute dollars is primarily due to the increase in net sales. Cost of sales represented 31% and 28% of net sales in the first quarter of 2001 and 2000, respectively. The increase as a percentage of net sales resulted primarily from a higher sales volume of light chassis DSL products, which have lower average selling prices than full chassis DSL products, and increased sales of our cable TV products, which generated lower gross margins than the mix of products sold during the prior year. We expect that cost of sales expenses will continue to increase as a percentage of sales for the foreseeable future as our light chassis DSL products and cable TV products increase as a percentage of our overall product mix.

        Research and Development. Research and development expenses consist primarily of the costs of payroll and benefits for engineers, equipment, and consulting services. Research and development expenses increased 50% to $5.0 million in the first quarter of 2001, from $3.4 million for the same quarter in 2000. The increase in absolute dollars was primarily due to costs associated with increased staffing dedicated to research and development activities. Research and development expenses represented 22% and 17% of net sales during the first quarters of 2001 and 2000, respectively. Research and development expenses may increase in absolute dollars as we continue to invest in product development and expand our product lines.

        Selling and marketing. Selling and marketing expenses consist primarily of manufacturers' representatives and direct sales commissions, personnel, travel, and facilities expenses related to selling and marketing, and trade show and advertising expenses. Selling and marketing expenses increased 6% to $5.4 million in the first quarter of 2001, from $5.1 million in the same quarter in 2000. The increase in absolute dollars in 2001 was primarily related to increased staffing to support expanded product offerings and increased marketing and promotional activities. Selling and marketing expenses represented 24% and 26% of net sales during the first quarters of 2001 and 2000, respectively. The decrease as a percentage of net sales was primarily due to increased OEM sales, which have led to lower external commission expenses. Selling and marketing expenses may increase in absolute dollars as we continue to invest in our selling and marketing capabilities.

        General and Administrative. General and administrative expenses consist primarily of personnel, facilities, other costs of our finance and administrative departments, legal and accounting expenses and amortization expenses for goodwill and other intangible assets related to our business acquisitions. General and administrative expenses increased 149% to $3.6 million in the first quarter of 2001, from $1.4 million in the same quarter in 2000. General and administrative expenses represented 16% and 7% of net sales during the first quarters of 2001 and 2000, respectively. The increase in absolute dollars was primarily due to amortization of goodwill and other intangible assets related to the recent business acquisitions, amortization of deferred stock-based compensation, increased staffing and occupancy costs associated with the growth of our business, increased professional fees for accounting and public relations, and increased legal fees for employee visa petitions. General and administrative expenses may continue to increase in absolute dollars to accommodate the growth of our business, to add related infrastructure, and to pursue our acquisition strategy.

        Other Income, Net. Other income, net primarily represents interest earned on cash and investment balances net of interest expense on notes payable and short-term borrowings under our line of credit. Other income, net increased to $925,000 in the first quarter of 2001, from $138,000 for the same quarter in 2000. The increase resulted primarily from interest income earned on the net proceeds received from our initial public offering in July 2000 and miscellaneous income of $237,000 from the Electrodata, Inc. judgment.

        Income Taxes. Income taxes consist of federal, state, and international income taxes. We recorded income tax expense of $860,000 in the first quarter of 2001 and $1.7 million in the same quarter in 2000. Our effective income tax rates were 36% for the first quarter of 2001 and 38% for the same quarter in 2000. The effective income tax rate is lower in 2001 than in 2000 primarily due to lower levels of income, including adjustments related to charges from non-cash amortization of goodwill and deferred stock-based compensation, and a decreased concentration of sales in jurisdictions with higher tax rates.

Seasonality

        Our sales have been seasonal in nature and tied to the buying patterns of our customers. In past years, the largest quarterly sales have usually been during the last calendar quarter of the year, as customers spent the unused portions of their annual budgets. As a result, in the past, our first quarter sales tended to decrease from the prior quarter. This year, we expect the second quarter's revenue to be near the first quarters'. In the future, we expect that our quarterly operating results may fluctuate significantly and will be difficult to predict given the nature of our business. Many factors could cause our operating results to fluctuate from quarter to quarter in the future, including the lengthy and unpredictable buying patterns of our customers, the degree to which our customers allocate and spend their yearly budgets and the timing of our customers' budget processes.

Liquidity and Capital Resources

        Historically, we have financed our operations and satisfied our capital expenditure requirements primarily through cash flow from operations and borrowings under our line of credit. Additionally, in July of 2000, we received net proceeds totaling $51.6 million from our initial public offering. As of December 31, 2000 and March 31, 2001, we had working capital of $82.0 million and $57.9 million, respectively, and cash and cash equivalents of $56.3 million and $37.4 million, respectively.

        During the quarter ended March 31, 2001, we generated $6.9 million in cash flow from operating activities, as compared to using $1.1 million during the same quarter in 2000. Operating cash flow increased primarily as a result of increased net income before non-cash charges, collections of accounts receivable, and a reduction in inventory purchases. These increases were partially offset by decreases in accounts payable and accrued expenses and income taxes payable.

        During the quarter ended March 31, 2001, we used $25.3 million in cash flow for investing activities, as compared to $5.8 million during the same quarter in 2000. For the first quarter 2001, cash used in investing activities included $15.8 million for capital expenditures, $11.3 million for acquisitions, and $166,000 for purchases of marketable securities. Cash provided by investing activities was $1.9 million from the sale of marketable securities. During the first quarter of 2000, cash used in investing activities was $4.1 million for acquisitions and $1.7 million for capital expenditures. Cash used for capital expenditures increased during the first quarter of 2001 over the same quarter in 2000 primarily due to the completion of our new facility in San Jose, California, which we built to accommodate our need for increased capacity and employee workspace. Cash outlays for the facility during the first quarter of 2001 were $8.8 million for the land and $5.6 million for construction. Cash used for capital expenditures during the first quarter of 2001 also included research and development laboratory equipment, general office equipment to support the new facility, and demonstration equipment to support our selling and marketing programs.

        During the quarter ended March 31, 2001, we used $323,000 in cash flow for financing activities, as compared to $82,000 generated during the same quarter in 2000. For the first quarter 2001, proceeds from short-term borrowings were $178,000 and proceeds from stock options exercised were $91,000. This was offset by $339,000 used to repay short-term borrowings and $253,000 used to repay notes payable. During the first quarter 2000, cash provided by financing activities consisted of $370,000 from stock options exercised, which was partially offset by $288,000 used to repay notes payable.

        Currently, we have a line of credit from Bank of America, N.A. for up to $9.0 million in borrowings at the bank's prime rate less 0.25% (7.75% at March 31, 2001). The line of credit expires on August 1, 2001. At December 31, 2000 and March 31, 2001 there were no balances outstanding under the line of credit. Borrowings under the line of credit are secured by our inventory and accounts receivable. The agreement governing the line of credit contains covenants, with which we were in compliance at December 31, 2000 and at March 31, 2001, that, among other things:

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

We believe that the net proceeds received by us from our initial public offering, together with current cash balances, cash flows from operations, and available borrowings under our line of credit will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next 12 months. After that, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies, or material joint venture could require us to obtain additional equity or debt financing. We cannot assure you that such additional financing would be available on acceptable terms, if at all.

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

        . the degree to which our customers have allocated and spent their yearly budgets, which has, in some cases, resulted in higher net sales in our fourth quarters than in the preceding or following quarters;

        . the uneven pace of technological innovation, the development of products responding to these technological innovations by us and our competitors, and customer acceptance of these products and innovations;

        . the varied degree of price, product, and technology competition, which has been affected by the rapid changes in the telecommunications industry and our customers' and competitors' responses to these changes;

        . the relative percentages of our products sold domestically and internationally;

        . the mix of the products we sell and the varied margins associated with these products; and

        .   the timing of our customers' budget processes.

        The factors listed above may affect our business and stock price in several ways, including the following:

        . given the high fixed costs relating to overhead, research and development, and advertising and marketing, among others, if our net sales are below our expectations in any quarter, the negative effect may be magnified by our inability to adjust spending accordingly.

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

Dependence on DSL--The majority of our sales have been from our DSL products.
    Demand for our DSL products has recently declined and may decline further. If the market for DSL services does not continue to grow, our net sales could decline.

        In fiscal 2000 and the first quarter of 2001, sales of our DSL and other wire line access products represented approximately 80% and 69% of our net sales, respectively. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers, who offer DSL services. A competitive local exchange carrier is a company that, following the Telecommunications Act of 1996, is authorized to compete in a local communications services market. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may at any time adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

        In addition, the availability and quality of DSL service may be impaired by technical limitations and problems of the existing copper wire network on which DSL service runs, such as:

        . the distance of end users from the central office of the incumbent local exchange carrier, which is typically limited to between 12,000 and 18,000 feet;

        . the quality and degree of interference within the copper wire network;

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

        In recent months, the business prospects of many competitive local exchange carriers have declined. Some competitive local exchange carriers have even filed for the protection of the bankruptcy court. As a result, we have seen a slowing in the growth of DSL deployment. If DSL deployment rates decrease or remain flat, demand for our products may decline. Accordingly, our future success is substantially dependent upon whether DSL technology continues to gain growing and widespread market acceptance by exchange carriers, end users of their services, and other Internet service providers and users.

        In the past, our customers have deployed DSL equipment, including our products, in substantially larger volumes than their subscriber count. In addition, the inability of our current or future customers to acquire and retain subscribers as planned, or to respond to competition for their services or reduced demand for their services, could cause them to reduce or eliminate their DSL deployment plans. If our customers are forced to curtail their DSL deployment plans, our sales to them will likely decline.

Risks of the Telecommunications Industry--We face several risks regarding the telecommunications industry, including the possible effects of its unpredictable growth or decline, the possible effects of consolidation among our principal customers, and the risk that deregulation will slow.

    Since the passage of the Telecommunication Act of 1996, the telecommunications industry has experienced rapid growth. This growth appears to be slowing, and it is unknown whether or when it will resume. The growth has led to great innovations in technology, intense competition, short product life cycles, and, to some extent, regulatory uncertainty in and outside the United States. The course of the development of the telecommunications industry is, however, difficult to predict. As a result, companies who operate in this industry have a difficult time forecasting future trends and developments and the acceptance of competing technologies. One possible effect of this uncertainty is that there is, and may continue to be, a delay or a reduction in these companies' investment in their business and purchase of related equipment, such as our products, and a reduction in their and our access to capital. In addition, deregulation may result in a delay or a reduction in the procurement cycle because of the general uncertainty involved with the transition period of businesses.

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

     . reduced investment in the telecommunications industry in general, and in DSL technology in particular, due to increased uncertainty regarding the future of the industry and this technology;

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

     . uncertainty regarding judicial and administrative proceedings, which may affect the pace at which investment and deregulation continue to occur; and

     . delay in purchase orders of service verification equipment, such as our products, if customers were to reduce their investment in new high-speed access technologies.

These risks may be exacerbated or be in addition to the risk of a general economic slowdown that affects the economy as a whole or the telecommunications industry in particular.

Customer Concentration--A limited number of customers account for a high percentage of our net sales, and any adverse factor affecting these customers or our relationship with these customers could cause our net sales to decrease.

     Our customer base is highly concentrated, and a relatively small number of companies have accounted for a large percentage of our net sales. Net sales from our top five customers in the United States represented approximately 16% of net sales in 1998, 49% in 1999, and 42% in 2000 and 36% in the first quarter of 2001. Our largest customers over this period have been affiliates of SBC Communications Inc., which include Pacific Bell Telephone Company, Southwestern Bell Telephone Company, Ameritech Corporation, Nevada Bell, Advanced Solutions, Inc., and Southern New England Telephone and which in total accounted for approximately 16% of net sales in fiscal 2000, but less than 5% in the first three months of 2001. Additionally, sales to a new customer in

2000, Solectron, a contract manufacturer for Lucent Technologies' Stinger DSLAM products, represented approximately 17% of sales in 2000 and 15% in the first three months of 2001. If sales of Lucent Technologies' Stinger DSLAM slow, our sales to Solectron will slow accordingly. In general, our customers are not obligated to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. We expect that we will continue to depend upon SBC Communications' affiliates and other major customers for a substantial portion of our net sales in future periods. We anticipate that our future net sales, including those from SBC Communications' affiliates and Solectron, may decline from our fiscal 2000 net sales. Sales of DSL related equipment, in particular, could decline in 2001 as compared to 2000. The loss of a major customer or the reduction, delay, or cancellation of orders from one or more of our significant customers could cause our net sales and, therefore, profits to decline. In addition, many of our customers are able to exert substantial negotiating leverage over us. As a result, they may cause us to lower our prices and negotiate other terms and provisions that may negatively affect our business and profits.

Use of Field Technicians--If service providers reduce their use of field technicians and successfully implement a self-service installation model, demand for our products could decrease.

     To ensure quality service, our major service provider customers, historically sent a technician, who uses our products, into the field to verify service for installations. SBC Communications, Qwest Communications and Verizon Communications encourage customers to install DSL themselves. By encouraging customers to install DSL themselves, these phone companies intend to reduce their expenses and expedite installation for their customers. To encourage self-installation, these companies offer financial incentives. If service providers successfully implement these plans or choose to send technicians into the field only after a problem has been reported, or if alternative methods of verification become available, such as remote verification, the need for field technicians and the need for our products would decrease.

Sales Implementation Cycles--The length and unpredictability of the sales and implementation cycles for our products makes it difficult to forecast revenues.

     Sales of our products often entail an extended decision-making process on the part of prospective customers. We frequently experience delays following initial contact with a prospective customer and expend substantial funds and management effort pursuing these sales. Our ability to forecast the timing and amount of specific sales is therefore limited. As a result, the uneven buying patterns of our customers may cause fluctuations in our operating results, which could cause our stock price to decline.

     Other sources of delays that lead to long sales cycles, or even a sales loss, include current and potential customers' internal budgeting procedures, internal approval and contracting procedures, procurement practices, and testing and acceptance processes. Recently our customers' budgeting procedures have lengthened. As a result, the sales cycle for larger deployment of selected products typically ranges from six to 24 months for new deployment of selected product sales, and up to six months for occasional large selected product sales. The deferral or loss of one or more significant sales could significantly affect operating results in a particular quarter, especially if there are significant selling and marketing expenses associated with the deferred or lost sales.

Product Enhancements--If we are unable to enhance our existing products and successfully manage the development of new products, our future success may be threatened.

     The market for our products is characterized by rapid technological advances, changes in customer requirements and preferences, evolving industry and customer-specific protocol standards, and frequent new product enhancements and introductions. Our existing products and our products currently under development could be rendered obsolete by the introduction of products for telecommunications networks involving competing technologies, by the evolution of alternative technologies or new industry protocol standards, and by rival products introduced by our competitors. These market conditions are made more complex and challenging by the high degree to which the telecommunications industry is fragmented.

     We believe our future success will depend, in part, upon our ability, on a timely and cost-effective basis, to continue to do the following:

     . anticipate and respond to varied and rapidly changing customer preferences and requirements, a process made more challenging by our customers' buying patterns;

     . anticipate and develop new products and solutions for networks based on emerging technologies, such as the asynchronous transfer mode protocol that packs digital information into cells to be routed across a network, and Internet telephony, which comprises voice, video, image, and data across the Internet, that are likely to be characterized by continuing technological developments, evolving industry standards, and changing customer requirements;

     . invest in research and development to enhance our existing products and to introduce new verification and diagnostic products for the telecommunications, Internet, cable network, and other markets; and

     . support our products by investing in effective advertising, marketing, and customer support.

We cannot assure you that we will accomplish these objectives, and our failure to do so could have a material adverse impact on our market share, business, and financial results.

Potential Product Liability--Our products are complex, and our failure to detect errors and defects may subject us to costly repairs and product returns under warranty and product liability litigation.

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

     In addition, the terms of our customer agreements and purchase orders, which provide us with protection against unwarranted claims of product defect and error, may not protect us adequately from unwarranted claims against us, unfair verdicts if a claim were to go to trial, settlement of these kinds of claims, or future regulation or laws regarding our products. Our defense against these claims in the future, regardless of their merit, could result in substantial expense to us, diversion of management time and attention, and damage to our business reputation and our ability to retain existing customers or attract new customers.

Managing Growth and Slowdowns--We may have difficulty managing our expanding operations, which could reduce our chances of maintaining our profitability.

     We have experienced rapid growth in revenues and in our business in 1999 and 2000 generally that has placed, and may continue to place, a significant strain on our management and operations. For example, our revenues have increased from approximately $61.5 million in 1999 to $113.5 million in 2000 yet revenues have slowed to $22.5 million for the first quarter of 2001, and our number of employees has increased from 118 at December 31, 1998 to 405 at March 31, 2001. To date, we have acquired three companies, Hukk Engineering in July 1999, Pro.Tel in February 2000, and Avantron in January 2001. As a result of our historical growth and future growth, or slowdowns, we face several risks, including the following:

     . the need to improve our operational, financial, management, informational, and control systems;

     . the need to hire, train, and retain highly skilled personnel in a market in which there are already severe shortages of these kinds of personnel, as we discuss below; and

     . the possibility that our management's attention will be diverted from running our business to the needs of managing a public company.

We cannot assure you that we will be able to manage growth or slowdowns profitably.

Competition--Competition could reduce our market share and decrease our net sales.

     The market for our products is fragmented and intensely competitive, both inside and outside the United States, and is subject to rapid technological change, evolving industry standards, regulatory developments, and varied and changing customer preferences and requirements. We compete with a number of United States and international suppliers that vary in size and in the scope and breadth of the products and services offered. The following table sets forth our principal competitors in each of our product categories.

Product Category                       Principal Competitors
----------------                       ---------------------
Wire Line Access (including DSL)       Acterna Corporation; Agilent Technologies, Inc.;
                                       Tollgrade Communications, Inc.; Turnstone Systems, Inc.

Fiber Optics SONET/SDH                 Digital Lightwave, Inc.; Acterna Corporation ; Agilent
                                       Technologies, Inc.

Cable TV                               Acterna Corporation; Agilent Technologies, Inc.

Signaling                              Inet Technologies, Inc.; GN Nettest

Many of these competitors have longer operating histories, larger installed customer bases, longer relationships with customers, wider name recognition and product offerings, and greater financial, technical, marketing, customer service, and other resources than we do.

     We expect that, as our industry and market evolve, new competitors or alliances among competitors with existing and new technologies could emerge and acquire significant market share. We anticipate that competition in our market will increase, and we will face greater threats to our market share, price pressure on our products, and the likelihood that, over time, our profitability may decrease. In addition, it is difficult to assess accurately the market share of our products or of Sunrise overall because of the high degree of fragmentation in the market for DSL service verification equipment, in particular, and for high-speed data access technology, in general. As a result, it may be difficult for us to forecast accurately trends in the market, which of our products will be the most competitive over the longer term and, thus, what is the best use of our human and other forms of capital. We cannot assure you that we will be able to compete effectively.

Need For Highly Trained Personnel--We may not be able to hire, train and retain the R&D, manufacturing, sales, and marketing personnel we need to support our business.

     Our business requires engineers, technicians, and other highly trained and experienced personnel. In particular, since our products require a sophisticated selling effort targeted at several key people within our prospective customers' organizations, we have a special need for experienced sales personnel, as well as specialized engineers. In addition, the complexity of our products and the difficulty of configuring and maintaining them require highly trained customer service and support personnel. If we continue to grow, we will need to hire a significant number of engineering, sales, marketing, and customer service and support personnel in the future, in and outside the United States. Although competition for such persons has decreased recently, it remains strong, especially in the San Francisco Bay Area. Therefore, we may not be successful in attracting and retaining these individuals. Our failure to hire, train, and keep these kinds of employees could impair our ability to grow profitably. In addition, if we do hire new personnel, the addition of significant numbers of new personnel will require us to incur significant start-up expenses, including procurement of office space and equipment and initial training costs, and may result in low productivity rates of these new personnel. These start-up expenses may adversely affect our future operating results.

Reliance On Non-U.S. Workers--If U.S. immigration policies prevent us from hiring or retaining the workers we need, our growth may be limited.

     In the past we have filled a significant portion of our new personnel needs, particularly for our engineers, with non-U.S. citizens holding temporary work visas that allow these people to work in the United States for a limited period of time. We rely on these non-U.S. workers because of the shortage of engineers, technicians, and other highly skilled and experienced workers in the telecommunications industry in the United States, in general, and in the San Francisco Bay Area, in particular. Regulations of the Immigration and Naturalization Service permit non-U.S. workers a limited number of extensions for their visas and also set quotas regarding the number of non-U.S. workers U.S. companies may hire. As a result, we face the risk that a portion of our existing employees may not be able to continue to work for us, thereby disrupting our operations, and that we may not be able to hire the number of engineers, technicians, and other highly skilled and experienced workers that we need to grow our business. Furthermore, changes in these regulations could exacerbate these risks.

Dependence on Key Employees--If one or more of our senior managers were to leave, we could experience difficulties in replacing them and our operating results could suffer.

     Our success depends to a significant extent upon the continued service and performance of a relatively small number of key senior management, technical, sales, and marketing personnel. In particular, the loss of either of two of our founders, Paul Ker-Chin Chang and Paul A. Marshall, would likely harm our business. Neither of these individuals is bound by an employment agreement with us, and we do not carry key man life insurance on them. In addition, competition for senior level personnel with telecommunications knowledge and experience is intense. If any of our senior managers were to leave Sunrise, we would need to devote substantial resources and management attention to replace them. As a result, management attention may be diverted from managing our business, and we may need to pay higher compensation to replace these employees.

Risks of International Operations--Our plan to expand sales in international markets could lead to higher operating expenses and may subject us to unpredictable regulatory and political systems.

     Sales to customers located outside of the United States represented 42% of our net sales in 1998, 20% in 1999, 26% in 2000, and 31% in the first quarter of 2001, and we expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including the following:

     . potentially higher operating expenses, resulting from the establishment of international offices, the hiring of additional personnel, and the localization and marketing of products for particular countries' technologies;

     . the need to establish relationships with government-owned or subsidized telecommunications providers and with additional distributors;

     . fluctuations in foreign currency exchange rates and the risks of using hedging strategies to minimize our exposure to these fluctuations, which have been heightened by our recent acquisition of Pro.Tel and Avantron, whose revenues have been and are likely to continue to be in Italian lira and Canadian dollars, respectively; and

     . potentially adverse tax consequences related to acquisitions and operations, including the ability to claim goodwill deductions and a foreign tax credit against U.S. federal income taxes, especially since Italy has a higher tax rate.

We cannot assure you that one or more of these factors will not materially and adversely affect our ability to expand into international markets or our revenues and profits.

     In addition, the Asia/Pacific and Latin America regions have experienced instability in many of its economies and significant devaluations in local currencies. 11% of our sales in 1999, 13% in 2000 and 16% of our sales in the first quarter of 2001 were derived from customers located in those regions. These instabilities may continue or worsen, which could have a materially adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

Dependence on Sole and Single Source Suppliers--Because we depend on a limited number of suppliers and some sole and single source suppliers that are not contractually bound in the long-term, our future supply of product components is uncertain. This could lead to manufacturing difficulties.

     In our manufacturing process, we purchase many key products, such as microprocessors, bus interface chips, optical components, and oscillators, from a single source or sole suppliers, and we license certain software from third parties. We rely exclusively on third-party subcontractors to manufacture some sub-assemblies, and we have retained, from time to time, third party design services in the development of our products. We do not have long-term supply agreements with these vendors. In general, we make advance purchases of some products and components to ensure an adequate supply, particularly for products that require lead times of up to nine months to manufacture. In the past, we have experienced supply problems as a result of financial or operational difficulties of our suppliers, shortages, and discontinuations resulting from component obsolescence or other shortages or allocations by suppliers. Our reliance on these third parties involves a number of risks, including the following:

     . the unavailability of critical products and components on a timely basis, on commercially reasonable terms or at all;

     . the unavailability of products or software licenses, resulting in the need to qualify new or alternative products or develop or license new software for our use and/or to reconfigure our products and manufacturing process, each of which could be lengthy and expensive;

     . the likelihood that, if these products are not available, we would suffer an interruption in the manufacture and shipment of our products until the products or alternatives become available;

     . reduced control over product quality and cost, risks that are exacerbated by the need to respond, at times, to unanticipated changes and increases in customer orders; and

     . the unavailability of, or interruption in, access to some process technologies.

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

Acquisitions--We have acquired three significant companies and intend to pursue further acquisitions in the future. These activities involve numerous risks, including the use of cash, amortization of goodwill, and the diversion of management attention.

     To date, we have acquired three companies, Hukk Engineering in July 1999, Pro.Tel in February 2000 and Avantron in January 2001. As a result of these and other smaller acquisitions, we face numerous risks, including the following:

     . integrating the existing management, sales force, technicians, and other personnel into one culture and business;

     . integrating manufacturing, administrative, and management information and other control systems into our existing systems;

     . developing and implementing an integrated business strategy over what had previously been three independent companies; and

     . developing compatible or complementary products and technologies from previously independent operations. For Hukk Engineering and Avantron, this means addressing the convergence of telephony and cable products.

The risks stated above will be made more difficult because Hukk Engineering is located in Norcross, Georgia, Avantron is located in Anjou, Canada, and Pro.Tel is located in Modena, Italy and Newington, Virginia. In addition, if we make future acquisitions, these risks will be exacerbated by the need to integrate additional operations at a time when we may not have fully integrated all of our previous acquisitions.

     If we pursue further acquisitions, we will face similar risks as those above and additional risks, including the following:

     . the diversion of our management's attention and the expense of identifying and pursuing suitable acquisition candidates, whether or not consummated;

     .    negotiating and closing these transactions;

     . the potential need to fund these acquisitions by dilutive issuances of equity securities and by incurring debt; and

     . the potential negative effect on our financial statements from the increase in goodwill and other intangibles, the write-off of research and development costs, and the high cost and expenses of completing acquisitions.

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

     Much of our intellectual property and proprietary technology is not protected by patents. If unauthorized persons were to copy, obtain, or otherwise misappropriate our intellectual property or proprietary technology without our approval, the value of our investment in research and development would decline, our reputation and brand could be diminished, and we would likely suffer a decline in revenue. We believe these risks, which are present in any business in which intellectual property and proprietary technology play an important role, are exacerbated by the difficulty in finding unauthorized use of intellectual property in our business, the increasing incidence of patent infringement in our industry in general, and the difficulty of enforcing intellectual property rights in some foreign countries.

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

     Paul Ker-Chin Chang, Paul A. Marshall and Robert C. Pfeiffer beneficially own 26%, 24%, and 13%, respectively, of our outstanding shares of common stock. Consequently, these three individuals, acting together, are able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of stockholders. In addition, Mr. Chang, Mr. Marshall, and Mr. Pfeiffer constitute three of the six members of the board of directors and have significant influence in directing the actions taken by the directors. The interests of these persons may conflict with your interests as stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of our company may also have the effect of delaying or preventing a change in control of our company that stockholders may consider desirable.

Anti-takeover Provisions--Anti-takeover provisions in our charter documents could prevent or delay a change of control and, as a result, negatively impact our stockholders.

     Some provisions of our certificate of incorporation and bylaws may have the effect of discouraging, delaying, or preventing a change in control of our company or unsolicited acquisition proposals that you, as a stockholder, may consider favorable. These provisions provide for:

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

Some provisions of Delaware law and our stock incentive plans may also have the effect of discouraging, delaying, or preventing a change in control of our company or unsolicited acquisition proposals. These provisions also could limit the price that some investors might be willing to pay in the future for shares of our common stock.

ITEM 3.   Quantitative and qualitative Disclosure about Market Risk

     We sell our products in North America, Asia, Latin America, Africa, the Middle East, and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates. Prior to our acquisition of Pro.Tel, international sales had been denominated solely in U.S. dollars and, accordingly, we had not historically been exposed to fluctuations in non-U.S. currency exchange rates related to these sales activities. Since our acquisitions of Pro.Tel in February 2000 and Avantron in January 2001, we now have a small amount of sales denominated in Euros and Canadian dollars, and we have used derivative instruments to hedge our foreign exchange risks. As of March 31, 2001, we had no derivative instruments. To date, foreign exchange risks from these sales have not been material to our operations.

     We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies and in high-quality corporate issuers, and, by policy, we limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market, and reinvestment risk.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the nature of our investments, we anticipate no material market risk exposure.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS.

     We are not currently a party to any material legal proceedings.

ITEM 2.   CHANGES IN SECURITIES and USE OF PROCEEDS.

     Our registration statement (Registration No. 333-32070) under the Securities Act of 1933, as amended, for our initial public offering became effective on July 12, 2000.

     Offering proceeds, net of aggregate expenses to us of $1.6 million, were $51.6 million. None of the net proceeds from the offering were paid directly or indirectly to any director, officer, general partner of the Company or its associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

     We used $2.4 million of the net proceeds from the offering to repay amounts drawn under our line of credit and $979,000 to repay notes payable. In the first quarter 2001, we used $11.9 million of the net proceeds for the acquisition of Avantron Technologies. Since the offering, we used $14.4 million for the construction of our new facility. Funds that have not been used have been invested in money market funds, auction rate securities, and marketable debt securities.

     We intend to use the remaining net proceeds of the offering for working capital and general corporate purposes and capital expenditures made in the ordinary course of our business. We may also apply a portion of the proceeds of the offering to acquire businesses or products and technologies that are complementary to our business and product offerings.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits

             Exhibit 10.3.1 Amendment No. 1 to Loan Agreement between Sunrise Telecom Incorporated and Bank of America

     (b)     Reports on Form 8-K

             On February 2, 2001 and March 23, 2001, the Registrant filed a Current Report on Form 8-K and a Current Report on Form 8-K/A, respectively, reporting the acquisition of Avantron Technologies, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SUNRISE TELECOM INCORPORATED

                                           (Registrant)


Date: May 15, 2001
                                           By: /s/ Paul Ker-Chin Chang
                                               -------------------------------
                                               Paul Ker-Chin Chang
                                               President and Chief Executive
                                               Officer
                                               (Principal Executive Officer)

                                           By: /s/ Peter L. Eidelman
                                               --------------------------------
                                               Peter L. Eidelman
                                               Chief Financial Officer
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number              Document
------              --------

10.3.1 Amendment No. 1 to Loan Agreement between Sunrise Telecom Incorporated and Bank of America