Form 10-Q
period 2001-06-30
SUNRISE TELECOM INC
filed 2001-08-10
CIK 907152

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

     For the quarterly period ended June 30, 2001.

                                       OR

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from              to          .

                         Commission File Number: 0-30757

                                                            ---------------
                          Sunrise Telecom Incorporated
             (Exact name of Registrant as specified in its charter)

                                 ---------------


            Delaware                                       77-0291197
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                 22 Great Oaks Blvd., San Jose, California 95119
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (408) 363-8000

                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [_]   No [X]

  As of August 3, 2001, there were 50,373,620 shares of the Registrant's Common Stock outstanding, par value $0.001.

                  SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                                           Page
PART I.       Financial Information                                                        Number
              ---------------------                                                        ------
   Item 1     Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 2001
              and December 31, 2000 ...................................................      3

              Condensed Consolidated Statements of Operations for the three and six
              month periods ended June 30, 2001 and 2000 ..............................      4

              Condensed Consolidated Statements of Cash Flows for the six month
              periods ended June 30, 2001 and 2000 ....................................      5

              Notes to Condensed Consolidated Financial Statements ....................      6

   Item 2     Management's Discussion and Analysis of Financial

              Condition and Results of Operations .....................................     10

   Item 3     Quantitative and Qualitative Disclosures about Market Risk ..............     25

PART II.      Other Information
              -----------------

   Item 1     Legal Proceedings .......................................................     26

   Item 2     Changes in Securities ...................................................     26

   Item 3     Defaults Upon Senior Securities .........................................     26

   Item 4     Submission of Matters to a Vote of Security Holders .....................     26

   Item 5     Other Information .......................................................     26

   Item 6     Exhibits and Reports on Form 8-K ........................................     27

Signatures ............................................................................     28

PART I.    Financial Information

ITEM 1.

                  SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data, unaudited)


                                                                      June 30,        December 31,
                                                                        2001              2000
                                                                  ----------------   ----------------
                                  ASSETS

Current assets:
   Cash and cash equivalents                                       $      33,537      $      56,298
   Investment in marketable securities                                     3,456              6,300
   Accounts receivable, net                                               15,074             18,419
   Inventories                                                            11,956             13,330
   Prepaid expenses and other current assets                                 381              1,748
   Deferred tax assets                                                     2,502              4,245
                                                                  ----------------   ----------------
     Total current assets                                                 66,906            100,340
Property and equipment, net                                               29,366              8,580
Intangible assets, net                                                    19,386             11,725
Deferred tax assets                                                        2,050                799
Investment in marketable securities                                        7,571                  -
Other assets                                                               1,412              4,112
                                                                  ----------------   ----------------
Total assets                                                       $     126,691      $     125,556
                                                                  ================   ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                        2,042              2,578
   Short-term borrowings and current portion of notes payable              1,094                780
   Other accrued expenses                                                 10,675             12,581
   Income taxes payable                                                      738              1,888
   Deferred revenue                                                          258                546
                                                                  ----------------   ----------------
     Total current liabilities                                            14,807             18,373
                                                                  ----------------   ----------------
Notes payable, less current portion                                          874              1,047
Other liabilities                                                            764                492
Stockholders' equity:
   Common stock, $0.001 par value per share; 175,000,000 shares               50                 50
     authorized;  50,354,000 and 49,941,000 shares issued and
     outstanding, respectively.
   Additional paid-in capital                                             69,980             68,317
   Deferred stock-based compensation                                      (5,486)            (6,611)
   Retained earnings                                                      45,915             43,961
   Accumulated other comprehensive loss                                     (213)               (73)
                                                                  ----------------   ----------------
Total stockholders' equity                                               110,246            105,644
                                                                  ----------------   ----------------
Total liabilities and stockholders' equity                         $     126,691      $     125,556
                                                                  ================   ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)



                                                     Three Months                    Six Months
                                                    Ended June 30,                 Ended June 30,
                                                  2001          2000             2001         2000
                                             ------------- -------------    ------------  ------------

Net sales                                     $   21,078    $   27,485        $  43,531    $  47,276
Cost of sales                                      7,229         7,982           14,233       13,570
                                             ------------- -------------    ------------  ------------
     Gross profit                                 13,849        19,503           29,298       33,706
                                             ------------- -------------    ------------  ------------
Operating expenses:
   Research and development                        4,550         4,484            9,584        7,838
   Selling and marketing                           5,813         5,376           11,180       10,454
   General and administrative                      3,748         2,311            7,332        3,748
                                             ------------- -------------    ------------  ------------
     Total operating expenses                     14,111        12,171           28,096       22,040
                                             ------------- -------------    ------------  ------------
     Income (loss) from operations                  (262)        7,332            1,202       11,666

Other income (expense), net                          664          (141)           1,589           (3)
                                              ------------  ------------    ------------  -----------
     Income before income taxes                      402         7,191            2,791       11,663
Income tax expense (benefit)                         (23)        2,616              837        4,315
                                             ------------- -------------   ------------  ------------
     Net income                               $      425    $    4,575       $    1,954    $   7,348
                                             ============= =============    ============  ============

Earnings per share:
   Basic                                      $     0.01    $     0.10       $     0.04    $    0.16
                                             ============= =============    ============  ============
   Diluted                                    $     0.01    $     0.10       $     0.04         0.16
                                                                                           $
                                             ============= =============    ============  ============
Shares used in per share computation:

   Basic                                           50,147        45,451           50,008       45,255
                                             ============= =============    ============  ============
   Diluted                                         51,582        47,638           51,430       47,207
                                             ============= =============    ============  ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)


                                                                                  Six Months
                                                                                 Ended June 30,
                                                                             2001              2000
                                                                        --------------   --------------
Cash flows from operating activities:
    Net income                                                           $       1,954    $     7,348
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                4,034          1,749
    Amortization of deferred stock-based compensation                            1,089            857
    Loss on the sale of property and equipment                                       9             36
    Deferred income taxes                                                          425         (1,598)
Change in operating assets and liabilities (net of acquisition balances):
    Accounts receivable                                                          4,108         (8,127)
    Inventories                                                                  2,017         (5,698)
    Prepaid expenses and other assets                                              539         (1,184)
    Accounts payable and accrued expenses                                       (3,147)         4,079
    Income taxes payable                                                          (606)           288
    Deferred revenue                                                               (40)            59
                                                                        --------------   --------------
      Net cash provided by (used in) operating activities                       10,382         (2,191)
                                                                        --------------   --------------
Cash flows from investing activities:

    Capital expenditures                                                       (18,062)        (2,878)
    Purchases of marketable securities                                         (10,753)          (241)
    Sales of marketable securities                                               5,977              -
    Acquisitions, net of cash acquired                                         (11,274)        (4,716)
                                                                        --------------   --------------
       Net cash used in investing activities                                   (34,112)        (7,835)
                                                                        --------------   --------------
Cash flows from financing activities:
    Net proceeds from short-term borrowings                                        428          2,890
    Payments on notes payable                                                     (319)          (528)
    Proceeds from issuance of common stock                                         742              -
    Proceeds from exercise of stock options                                        209            598
                                                                        --------------   --------------
      Net cash provided by financing activities                                  1,060          2,960
                                                                        --------------   --------------
Effect of exchange rate changes on cash                                            (91)           (36)
                                                                        --------------   --------------
Net decrease in cash and cash equivalents                                      (22,761)         (7,102)
Cash and cash equivalents at the beginning of the period                        56,298          8,615
                                                                        --------------   --------------
Cash and cash equivalents at the end of the period                       $      33,537    $     1,513
                                                                        ==============   ==============
Supplemental cash flow disclosures:
   Cash paid during the period:

      Interest                                                           $          34    $        75
                                                                        ==============   ==============
      Income taxes                                                       $         761    $     3,686
                                                                        ==============   ==============
   Noncash investing and financing activities:
      Promissory note issued in connection with acquisition              $           -    $     1,000
                                                                        ==============   ==============
      Stock issued for acquisition of Pro.Tel                            $           -    $     5,000
                                                                        ==============   ==============
      Unrealized loss on marketable securities                           $         (49)   $         -
                                                                        ==============   ==============
      Deferred stock-based compensation                                  $           -    $     6,500
                                                                        ==============   ==============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

         Sunrise Telecom Incorporated and subsidiaries (collectively, "the Company") manufacture and market service verification equipment to pre-qualify, verify, and diagnose telecommunications, cable TV, and Internet networks. The Company markets and distributes its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. The Company has wholly owned subsidiaries in Norcross, Georgia; Taipei, Taiwan; Modena, Italy; Tokyo, Japan; Seoul, Korea; and Anjou, Canada. It also has a representative liaison office in Beijing, China and a foreign sales corporation in Barbados.

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

(2)   Earnings Per Share

         Basic earnings per share ("EPS") is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consisted of common stock issued in the Pro.Tel acquisition and common stock issuable upon exercise of stock options using the treasury stock method.

         The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):


                                                                   Three Months            Six Months
                                                                   Ended June 30,         Ended June 30,
                                                                   2001      2000        2001         2000
                                                                -------   ---------    --------     --------
        Basic EPS- weighted-average number of common
            shares outstanding ..............................    50,147     45,451      50,008       45,255

        Effect of dilutive common equivalent shares:
            Stock options outstanding .......................     1,435      2,020       1,422        1,702
            Stock issued in acquisition subject to put
                arrangement .................................         -        167           -          250
                                                                -------   ---------    --------     --------
        Diluted EPS- weighted-average number of common
            shares outstanding ..............................    51,582     47,638      51,430       47,207
                                                                =======   =========    ========     ========

(3) Comprehensive Income

         Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in the equity of the Company that are excluded from net income, including foreign currency translation adjustments. The components of comprehensive income, net of tax, are as follows (in thousands):


                                                             Three Months Ended      Six Months Ended
                                                                  June 30,               June 30,
                                                               2001         2000        2001      2000
                                                               ----         ----        ----      ----

         Net income                                            $425       $4,575    $1,954       $7,348
         Change in unrealized gain on
             available-for-sale investments                     (60)           -       (49)           -
         Cumulative translation adjustment                       58          (24)      (91)         (36)
                                                             ------     --------   -------     --------
         Total comprehensive income                            $423       $4,551    $1,814       $7,312
                                                             ======     ========   =======     ========


(4) Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, which is required to be adopted immediately, prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transitional provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS No. 141 and 142 and the effect of these statements on the Company's financial statements.

(5) Inventories

     Inventories consisted of the following (in thousands):

                                               June 30,          December 31,
                                                 2001                2000
                                                 ----                ----

        Raw materials                      $         6,928       $      8,987
        Work-in-process                              2,062              2,070
        Finished goods                               2,966              2,273
                                           -----------------     --------------
                                           $        11,956       $     13,330
                                           =================     ==============

(6) Notes Payable and Line of Credit

      The Company has a $9,000,000 revolving line of credit with a financial institution that expires on August 1, 2002, bearing interest at the bank's prime rate less 0.25% (6.50% as of June 30, 2001). The agreement, which is collateralized by the receivables and inventories of the Company, contains certain financial covenants and restrictions. As of June 30, 2001, there were no balances outstanding under the line of credit.

      The Company also had borrowings from various Italian financial institutions, which bear interest at variable rates, ranging from 7.38% to 8.03% at June 30, 2001, based on the ABI prime rate. At June 30, 2001, approximately $662,000 had been drawn down under these facilities. Generally, these foreign credit lines do not require commitment fees or compensating balances and are cancelable at the option of the Company or the financial institutions.

      In connection with various acquisitions completed during 1999 and 2000, the Company has three non-interest bearing notes payable outstanding at June 30, 2001. Amounts to be repaid under these notes total $294,000 for July through December 2001 and $413,000, $384,000, and $175,000 for fiscal years 2002, 2003, and 2004, respectively.

      The remaining balance consists of equipment lease payable.

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

     The following summary is prepared on an unaudited pro forma basis and reflects the condensed consolidated results of operations for the three and six-month periods ended June 30, 2001 and 2000, assuming Pro.Tel and Avantron had been acquired at the beginning of the periods presented (in thousands, except per share data):


                                                                 Three Months Ended      Six Months Ended
                                                                      June 30,               June 30,
                                                                  2001         2000        2001        2000
                                                                  ----         ----        ----        ----

     Net sales                                                   $21,078     $29,483     $43,531     $50,692
     Net income                                                     $389      $4,422      $1,860      $6,393
     Basic earnings per share                                      $0.01       $0.10       $0.04       $0.14
     Shares used in pro forma per share computation               50,147      45,451      50,008      45,255


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

     The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is the same as the information presented in the accompanying condensed consolidated statements of operations. As the Company's assets are primarily located in its corporate offices in the United States and not allocated to any specific segment, the Company does not produce reports for or measure the performance of its segments based on any asset-based metrics. Therefore, the Company operates in a single operating segment which incorporates the design, manufacture, and sale of digital test equipment for telecommunications, transmission, cable, and signaling applications.

     Revenue information regarding operations in the different geographic regions is as follows (in thousands):


                                                                   Three Months Ended    Six Months Ended
                                                                         June 30,            June 30,
                                                                   2001          2000      2001         2000
                                                                   ----          ----      ----         ----

         North America                                           $13,041     $21,613     $29,413     $37,368
         Europe/Africa/Middle East                                 2,641       2,792       5,221       4,711
         Asia/Pacific                                              4,667       1,978       7,120       3,548
         Latin America                                               729       1,102       1,777       1,649
                                                                 -------     -------     --------    -------
                                                                 $21,078     $27,485     $43,531     $47,276
                                                                 =======     =======     =======     =======

     Revenue information by product category is as follows (in thousands):


                                                                Three Months Ended        Six Months Ended
                                                                      June 30,                June 30,
                                                                  2001          2000       2001       2000
                                                                  ----          ----       ----       ----

         Wire Line Access (including DSL)                        $13,428     $21,919     $28,969     $39,861
         Cable TV                                                  2,887         965       5,667         975
         Fiber optics                                              3,828       3,679       6,873       4,963
         Signaling                                                   935         922       2,022       1,477
                                                                 -------     ----------  -------     -------
                                                                 $21,078     $27,485     $43,531     $47,276
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

Overview

      We manufacture and market service verification equipment to pre-qualify, verify, and diagnose telecommunications, cable, and Internet networks. We design our products to maximize technicians' effectiveness in the field and to provide realistic network simulations for equipment manufacturers to test their products. Our customers include incumbent local exchange carriers, competitive local exchange carriers, other service providers, and network infrastructure suppliers and installers throughout North America, Latin America, Europe, Africa, the Middle East, and the Asia/Pacific region.

Sources of Net Sales

      We sell our products predominantly to large telecommunications and cable TV service providers. These prospective customers generally commit significant resources to an evaluation of our and our competitors' products and require each vendor to expend substantial time, effort, and money educating the prospective customer about the value of the proposed solutions. Delays associated with potential customers' internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from 6 to 24 months. In recent months, we have observed a slowing of growth as well as a decline in capital spending in the telecommunications industry, which may lengthen the sales cycle further. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements or requirements contracts. As a result, we commit resources to the development and production of products without having received advance or long-term purchase commitments from customers.

      To date, a significant portion of our net sales have resulted from a small number of relatively large orders from a limited number of customers. Sales to SBC Communications affiliates have decreased to less than 5% of net sales in the first half of 2001, from $13.0 million or 28% of net sales for the same period in 2000, primarily due to the slowing of DSL deployment and a shift in the sales mix toward light chassis DSL products, which have lower average selling prices than full chassis DSL products. Additionally, in the first half of 2001, $6.3 million or 15% of our net sales were generated from an OEM product sold to both Lucent Technologies and to Solectron, a contract manufacturer for Lucent Technologies, as compared to $5.3 million or 11% for the same period in 2000. Solectron integrates this OEM product into the Stinger DSLAM product that it manufactures for Lucent Technologies. No other customer comprised more than 10% of our sales during the second quarter of 2001. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on large purchase orders, which can be delayed or cancelled by our customers without penalty. In addition, we anticipate that our operating results for a given period will continue to be dependent on a small number of customers.

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

         Prior to our acquisition of Pro.Tel in February 2000, international sales were denominated solely in U.S. dollars and, accordingly, we have not historically been exposed to fluctuations in non-U.S. currency exchange rates related to these sales activities. Since our acquisitions of Pro.Tel in February 2000 and Avantron in January 2001, we have had a small amount of sales denominated in Euros and Canadian dollars, respectively, and have at certain times used derivative financial instruments to hedge our foreign exchange risks. As of June 30, 2001, we had no financial derivative instruments. To date, foreign exchange exposure from sales has not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our procurement activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. We may choose to limit such exposure by entering into various hedging strategies. See "Factors Affecting Future Operating Results--Risks of International Operations."

      We recognize product sales at the time of shipment unless we have future obligations or customer acceptance is required, in which case revenue is recognized when these obligations have been met or the customer accepts the product. We offer a three-year warranty covering parts and labor on our wire line access (including DSL) products and fiber optic products sold in the United States and generally offer a one-year warranty covering parts and labor for our products sold overseas, with a two-year extended warranty option at time of sale. Our cable TV and signaling products are covered by a one-year warranty. Revenue from sales of extended warranties is deferred and recognized over the extended warranty term, which is generally two years. We charge estimated warranty costs to cost of sales when the related sales are recognized. We recognize revenue for out-of-warranty repair when we ship the repaired product.

Cost of Sales

      Our cost of sales consist primarily of the following:

      . direct material costs of product components, manuals, product documentation, and product accessories;

      .   production wages, taxes, and benefits;

      .   production allocated overhead costs;

      .   warranty costs;

      . the costs of board level assembly by third party contract manufacturers; and

      .   scrapped material used in the production process.

      We recognize direct cost of sales, wages, taxes, benefits, and allocated overhead costs as we ship product. We expense scrapped materials as incurred.

         Our industry is characterized by limited supply chains and long lead times for the materials and components that we use in the manufacture of our products. If we underestimate our requirements, we may have inadequate inventory, resulting in additional product costs for expediting delivery of long lead-time components. An increase in the cost of components could result in lower margins.

      Additionally, these long lead times have in the past, and may in the future, cause us to purchase large quantities of some parts, increasing our investment in inventory and the risk of the parts' obsolescence. Any subsequent write-off of inventory could also result in lower margins. See "Factors Affecting Future Operating Results--Dependence on Sole and Single Source Suppliers".

Operating Costs

         We classify our operating expenses into three general categories: selling and marketing, research and development, and general and administrative. Our operating expenses include stock-based compensation and amortization of goodwill and other intangible assets. We classify charges to the selling and marketing, research and development, and general and administrative expense categories based on the nature of the expenditures. Although each of these three categories includes expenses that are unique to the category type, there are commonly recurring expenditures that typically appear in all of these categories, such as salaries, amortization of stock-based compensation, employee benefits, travel and entertainment costs, allocated communication costs, rent and facilities costs, and third party professional service fees. The selling and marketing category of operating expenses also includes expenditures specific to the selling and marketing group, such as commissions, public relations and advertising, trade shows, and marketing materials.

      We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon the square footage of facilities used by each of these areas. These allocated charges include facility rent and utilities for the corporate office, communications charges, and depreciation expenses for our building and for office furniture and equipment.

      In the first six months of 2001, we recorded amortization of deferred stock-based compensation expense of $1,089,000 related to the grant of options to purchase our common stock at exercise prices subsequently deemed to be below fair market value. Total compensation expense related to these options, which were granted in 1999 and the first quarter of 2000, will be amortized on a straight-line basis, over the respective four-year vesting periods of the options, to the departments of the employees who received these below market option grants. In the first six months of 2001 and 2000, we allocated amortization of deferred stock-based compensation expense of $148,000 and $114,000, respectively, to cost of sales, $423,000 and $348,000, respectively, to research and development expense, $330,000 and $253,000, respectively, to selling and marketing expense, and $188,000 and $142,000, respectively, to general and administrative expense. Also, we recorded amortization of goodwill and other intangible assets of $2,551,000 and $970,000, respectively, in general and administrative expense. At June 30, 2001, $5,486,000 of deferred stock-based compensation expense remained to be amortized, at a rate not exceeding $545,000 per quarter.

Acquisitions

      In February 2000, we acquired Pro.Tel, an Italian manufacturer of distributed network signaling analysis equipment, its U.S. affiliate, and the assets of an unrelated U.S. distributor. We accounted for this acquisition using the purchase method and, accordingly, recorded goodwill and other intangibles of $9.4 million, to be amortized on a straight-line basis over the next two to five years, based on the expected life of the underlying assets. In addition, we recorded deferred stock-based compensation for stock options granted to employees of Pro.Tel in the first quarter of 2000 in the amount of $6.5 million, to be amortized on a straight-line basis over their four-year vesting period.

         In January 2001, we acquired Avantron, a Canadian company that specializes in the design and manufacture of cable TV/modem spectrum analyzers and performance monitoring systems. The purchase price was Cdn. $17.6 million (U.S. $11.9 million) in cash and short-term notes payable. We accounted for this acquisition using the purchase method, and, accordingly, recorded goodwill of $10.3 million, to be amortized on a straight line basis over the next two to five years, based on the expected life of the underlying assets.

         We believe that acquisitions and joint ventures may be an important part of our growth and competitive strategy. See "Factors Affecting Future Operating Results--Acquisitions."

Salary Reductions

         In response to a slowdown in our customers' telecom spending patterns and softening demand for telecom equipment generally, we implemented a salary reduction across the company ranging from 5% at the lowest paid employee level up to 25% at the founder executive management level. This reduction commenced during the second quarter of 2001. A salary freeze was also implemented along with this base salary reduction.

Results of Operations

Comparison of Three and Six-Month Periods Ended June 30, 2001 and 2000

          Net Sales. Net sales decreased 23% to $21.1 million in the second quarter of 2001, from $27.5 million for the same quarter in 2000. Net sales decreased 8% to $43.5 million in the first six months of 2001, from $47.3 million for the same period in 2000. The decrease for the second quarter of 2001, consisted of a sales decrease of $8.5 million in our wire line access products, including DSL products, which was partially offset by a $2.0 million and $0.1 million increase in sales of our cable TV and fiber optics product lines, respectively. The decrease for the first six months of 2001, consisted of a sales decrease of $10.9 million in our wire line access products, including DSL products, which was partially offset by a $4.7 million, $1.9 million, and $0.5 million increase in sales of our cable TV, fiber optics, and signaling product lines, respectively. The increase in cable TV is primarily due to revenues gained from the acquisition of Avantron.

          During the second quarter of 2001, our initial contract orders from Lucent for the copper loop test head came to a negotiated completion, resulting in revenue for non-cancel, non-return product of $2.1 million recorded in wire line access revenue. The corresponding costs related to this final payment were $1.6 million recorded in cost of goods sold. Our relationship continues with Lucent, and we expect future orders when existing inventories of the test head are exhausted. We do not however, project any material shipments to Lucent for the remainder of 2001.

          Sales in the second quarter of 2001 as compared to the same period in 2000 decreased $8.6 million or 40% in North America, $0.2 million or 5% in Europe/Africa/Middle East, and $0.4 million or 34% in Latin America which were offset with an increase of $2.7 million or 136% in Asia. Sales in the first six months of 2001 as compared to the same period in 2000 decreased $8.0 million or 21% in North America and increased $0.5 million or 11% in Europe/Africa/Middle East, $3.6 million or 101% in Asia, and $0.1 million or 8% in Latin America.

          The decrease in North American sales during the second quarter and the first six months of 2001, respectively, over the same periods in 2000 is primarily due to a $7.3 million and a $7.9 million decrease in sales of our wire line access products, including DSL products. We anticipate that demand for our wire line access products in North America may decline in the third quarter of 2001 due to an overall slowdown in the telecommunications equipment market. Factors contributing to the decrease in wire line access products, including DSL, include the decrease in orders from Lucent for the copper loop test head, which are not expected to be material for the remainder of the year. In addition, over the past year some DSL providers have enhanced customers' self-install experience and have reported that at least 80% of their customers perform self-installation. If the self-installation procedure reduces the need for technicians to test for DSL service, demand for our DSL wire line access products may decline further.

          International sales, including North American sales to Canada, increased to $8.7 million, or 41% of net sales in the second quarter of 2001, from $6.4 million, or 23% of net sales in the same quarter in 2000. International sales, including Canada, increased to $15.6 million, or 36% of net sales in the first six months of 2001, from $10.7 million, or 23% of net sales in the same period in 2000. The increase in international sales is primarily due to increased sales of our cable TV, our fiber optics products, our wire line access products and our expanded international operations.

      Cost of Sales. Cost of sales consists primarily of direct material, warranty, and personnel costs related to the manufacturing of our products and allocated overhead. Cost of sales decreased 9% to $7.2 million in the second quarter of 2001, from $8.0 million in the same quarter in 2000. The decrease is primarily due to the decrease in net sales for the second quarter of 2001. Cost of sales increased 5% to $14.2 million in the first six months of 2001, from $13.6 million in the same period in 2000. The increase is primarily due to costs associated with increased staffing and facilities costs for the first six months of 2001 as well as the cost of sales associated with the negotiated completion of our original Lucent OEM orders. Cost of sales represented 34% and 29% of net sales in the second quarter of 2001 and 2000, respectively. Cost of sales represented 33% and 29% of net sales in the first six months of 2001 and 2000, respectively. The increase as a percentage of net sales resulted primarily from a shift in our sales mix toward higher sales volume of light chassis DSL products, which have lower average selling prices than full chassis DSL products, and increased sales of our cable TV products, which generated lower gross margins than the mix of products sold during the prior year as well as the cost of sales associated with the negotiated completion of our original Lucent OEM orders. We expect that cost of sales may continue to increase as a percentage of sales for the foreseeable future if our light chassis DSL products and cable TV products increase as a percentage of our overall product mix, if international sales continue to grow as a percentage, or if pricing pressures increase.

      Research and Development. Research and development expenses consist primarily of the costs of payroll and benefits for engineers, equipment, and consulting services. Research and development expenses increased 1% to $4.6 million in the second quarter of 2001, from $4.5 million for the same quarter in 2000. Research and development expenses increased 22% to $9.6 million in the first six months of 2001, from $7.8 million for the same period in 2000. Research and development expenses represented 22% and 16% of net sales during the second quarters of 2001 and 2000, respectively. Research and development expenses represented 22% and 16% of net sales during the first six months of 2001 and 2000, respectively. The increase in absolute dollars and as a percentage of net sales was primarily due to costs associated with increased staffing dedicated to research and development activities. Research and development expenses may increase in absolute dollars as we continue to invest in product development and expand our product lines.

      Selling and marketing. Selling and marketing expenses consist primarily of manufacturers' representatives and direct sales commissions, personnel, travel, and facilities expenses related to selling and marketing, and trade show and advertising expenses. Selling and marketing expenses increased 8% to $5.8 million in the second quarter of 2001, from $5.4 million in the same quarter in 2000. Selling and marketing expenses increased 7% to $11.2 million in the first six months of 2001, from $10.5 million in the same period in 2000. Selling and marketing expenses represented 28% and 20% of net sales during the second quarters of 2001 and 2000, respectively. Selling and marketing expenses represented 26% and 22% of net sales during the first six months of 2001 and 2000, respectively. The increase in absolute dollars and as a percentage of net sales in 2001 was primarily related to increased staffing to support expanded product offerings and increased marketing and promotional activities. Selling and marketing expenses may increase in absolute dollars as we continue to invest in our selling and marketing capabilities.

      General and Administrative. General and administrative expenses consist primarily of personnel, facilities, other costs of our finance and administrative departments, legal and accounting expenses, and amortization expenses for goodwill and other intangible assets related to our business acquisitions. General and administrative expenses increased 62% to $3.7 million in the second quarter of 2001, from $2.3 million in the same quarter in 2000. General and administrative expenses increased 96% to $7.3 million in the first six months of 2001, from $3.7 million in the same period in 2000. General and administrative expenses represented 18% and 8% of net sales during the second quarters of 2001 and 2000, respectively. General and administrative expenses represented 17% and 8% of net sales during the first six months of 2001 and 2000, respectively. The increase in absolute dollars and as a percentage of net sales was primarily due to amortization of goodwill and other intangible assets related to the recent business acquisitions, amortization of deferred stock-based compensation, increased staffing and occupancy costs associated with the growth of our business, increased professional fees for accounting and public relations, and increased legal fees. General and administrative expenses may continue to increase in absolute dollars to accommodate the growth of our business, to add related infrastructure, and to pursue our acquisition strategy.

      Other Income (Expense), Net. Other income (expense), net primarily represents interest earned on cash and investment balances net of interest expense on notes payable and short-term borrowings under our line of credit. Other income (expense), net increased to $0.7 million in the second quarter of 2001, from $(0.1) million for the same quarter in 2000, and increased to $1.6 million in the first six months of 2001, from $3,000 for the same period in 2000. The increase resulted primarily from interest income earned on the net proceeds received from our initial public offering in July 2000 and miscellaneous income of $0.2 million relating to proceeds from a litigation settlement.

      Income Tax Expense (Benefit). Income tax expense (benefit) consists of federal, state, and international income taxes. We recorded an income tax benefit of $23,000 in the second quarter of 2001 and a $2.6 million expense in the same quarter in 2000. We recorded income tax expense of $0.8 million in the first six months of 2001 and $4.3 million in the same period in 2000. Our effective income tax rates were a benefit of 6% for the second quarter of 2001 and an expense of 36% for the same quarter in 2000. Our effective tax rates were 30% for the first six months of 2001 and 37% for the same period in 2000. The effective income tax rates are lower in 2001 than in 2000 primarily due to lower levels of income.

Seasonality

      Our sales have been seasonal in nature and tied to the buying patterns of our customers. In past years, the largest quarterly sales have usually been during the last calendar quarter of the year, as customers spent the unused portions of their annual budgets. We expect that our quarterly operating results may fluctuate significantly and will be difficult to predict given the nature of our business. Many factors could cause our operating results to fluctuate from quarter to quarter in the future, including the lengthy and unpredictable buying patterns of our customers, the degree to which our customers allocate and spend their yearly budgets, and the timing of our customers' budget processes.

Liquidity and Capital Resources

      Historically, we have financed our operations and satisfied our capital expenditure requirements primarily through cash flow from operations and borrowings under our line of credit. Additionally, in July of 2000, we received net proceeds totaling $51.6 million from our initial public offering. As of December 31, 2000 and June 30, 2001, we had working capital of $82.0 million and $52.1 million, respectively, and cash and cash equivalents of $56.3 million and $33.5 million, respectively. As of June 30, 2001, we also had $7.6 million in investments in long-term marketable securities.

      During the six months ended June 30, 2001, we generated $10.4 million in cash flow from operating activities, compared to using $2.2 million during the same period in 2000. Operating cash flow increased primarily as a result of collections of accounts receivable and a reduction in inventory purchases. Also, the amount of non-cash charges against net income increased significantly in the six months ended June 30, 2001 from the same period in 2000. Therefore, the decline in the net income over these respective periods was not associated with a proportional decline in operating cash flow. These factors increasing operating cash flow were partially offset by decreases in accounts payable and accrued expenses and income taxes payable.

      During the six months ended June 30, 2001, we used $34.1 million in cash flow for investing activities, as compared to $7.8 million during the same period in 2000. For the first half of 2001, cash used in investing activities included $18.1 million for capital expenditures, $11.3 million for acquisitions, and $10.8 million for purchases of marketable securities. Cash provided by investing activities was $6.0 million from the sale of marketable securities. During the first half of 2000, cash used in investing activities was $4.7 million for acquisitions, $2.9 million for capital expenditures, and $0.2 million for the purchase of a long-term investment. Cash used for capital expenditures increased during the first half of 2001 over the same period in 2000 primarily due to the completion of our new facility in San Jose, California. Cash outlays for the facility during the first half of 2001 were $8.8 million for the land and $5.6 million for construction. Cash used for capital expenditures during the first half of 2001 also included research and development laboratory equipment, general office equipment to support the new facility, and demonstration equipment to support our selling and marketing programs.

      During the six months ended June 30, 2001, we generated $1.1 million in cash flow from financing activities, compared to $3.0 million generated during the same period in 2000. For the first half of 2001, net proceeds from short-term borrowings were $0.4 million, proceeds from stock options exercised were $0.2 million, and proceeds from common stock issued were $0.7 million. This was offset by $0.3 million used to repay notes payable. During the first half of 2000, cash provided by financing activities consisted of net proceeds from short-term borrowings of $2.9 million and $0.6 million from stock options exercised, which was partially offset by $0.5 million used to repay notes payable.

      Currently, we have a line of credit from Bank of America, N.A. for up to $9.0 million in borrowings at the bank's prime rate less 0.25% (6.50% at June 30, 2001). The line of credit expires on August 1, 2002. At December 31, 2000 and June 30, 2001 there were no balances outstanding under the line of credit. Borrowings under the line of credit are secured by our inventory and accounts receivable. The agreement governing the line of credit contains covenants, with which we were in compliance at December 31, 2000 and at June 30, 2001, that, among other things:

      . require us to maintain various financial covenants, including profitability and current ratios;

      .   limit capital expenditures;

      . restrict the payment of dividends on our common stock to dividends payable in common stock and to $1.0 million payable in any one fiscal year; and

      . restrict our ability to redeem our common stock beyond 20% of our net income for the prior fiscal year.

      We also have credit facilities from various Italian financial institutions ranging from $0.2 million up to $1.0 million, which bear interest at variable rates ranging from 7.38% to 8.03% at June 30, 2001 based on the ABI prime rate. At June 30, 2001 there was approximately $0.7 million outstanding under these facilities.

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

      In the past, we have experienced significant fluctuations in our quarterly results due to a number of factors beyond our control. In the future, our quarterly operating results may fluctuate significantly and may be difficult to predict given the nature of our business. Many factors could cause our operating results to fluctuate from quarter to quarter in the future, including the following:

      . the size and timing of orders from our customers, which may be exacerbated by our customers' buying patterns lengthening and being more unpredictable, and our ability to ship these orders on a timely basis;

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

      . the varied degree of price, product, technology competition, and our customers' and competitors' responses to these changes;

      . the relative percentages of our products sold domestically and internationally;

      . the mix of the products we sell and the varied margins associated with these products; and

      .   the timing of our customers' budget processes.

         The factors listed above may affect our business and stock price in several ways. Given the high fixed costs related to overhead, research and development, and advertising and marketing, among others, if our net sales are below our expectations in any quarter, we may not be able to adjust spending accordingly. As a result of the above, our stock price may decline and may be volatile, particularly if public market analysts and investors perceive these factors to exist, whether or not that perception is accurate. Furthermore, the above factors, taken together may make it more difficult for us to issue additional equity in the future or raise debt financing to fund future acquisitions and accelerate growth.

     These risks may be exacerbated by, or may be in addition to, the risk of a general economic slowdown that affects the economy as a whole or the telecommunications industry in particular.

Dependence on DSL--The majority of our sales have been from our DSL products.
     Demand for our DSL products has recently declined and may decline further.

      In fiscal 2000 and the first half of 2001, sales of our DSL and other wire line access products represented approximately 80% and 67% of our net sales, respectively. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers, who offer DSL services. A competitive local exchange carrier is a company that, following the Telecommunications Act of 1996, is authorized to compete in a local communications services market. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may at any time adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

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

     In recent months, the business prospects of many competitive local exchange carriers have declined. Some competitive local exchange carriers have filed for the protection of the bankruptcy court. Do to these and to other factors, we have seen a slowing in the growth of DSL deployment and a softening in the demand for our DSL products. If DSL deployment rates decrease or remain flat, demand for our DSL products may decline. It is not possible to predict whether any decline would be temporary or sustained. Accordingly, our future success is substantially dependent upon whether DSL technology continues to gain growing and widespread market acceptance by exchange carriers, end users of their services, and other Internet service providers and users.

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

     Since the passage of the Telecommunications Act of 1996, the telecommunications industry has experienced rapid growth. The growth has led to great innovations in technology, intense competition, short product life cycles, and, to some extent, regulatory uncertainty inside and outside the United States. The course of the development of the telecommunications industry is, however, difficult to predict. Companies operating in this industry have a difficult time forecasting future trends and developments and forecasting customer acceptance of competing technologies. One possible effect of this uncertainty is that there is, and may continue to be, a delay or a reduction in these companies' investment in their business and purchase of related equipment, such as our products, and a reduction in their and our access to capital. In addition, deregulation may result in a delay or a reduction in the procurement cycle because of the general uncertainty involved with the transition period of businesses.

     The growth that has occurred since the passage of the Telecommunications Act of 1996 appears to be slowing, and it is unknown whether or when it will resume. This slowdown includes reduced investment in the telecommunications industry in general and delayed purchase orders for service verification equipment such as our products in particular. It is not possible to predict whether this apparent slowdown will be temporary, or sustained.

     In addition, the telecommunications industry has been experiencing consolidation among its primary participants, such as incumbent local exchange carriers and competitive local exchange carriers, several of whom are our primary customers. For example, in recent years, SBC Communications Inc. acquired Pacific Bell Telephone Company and Ameritech Corporation, both of which were customers of ours. Continued consolidation may cause delay or cancellation of orders for our products. The consolidation of our customers will likely provide them with greater negotiating leverage with us and may lead them to pressure us to lower the prices of our products.

     In the United States, there is litigation pending that challenges the validity of the Telecommunications Act of 1996 and the local telephone competition rules adopted by the Federal Communications Commission to implement that act. If deregulation in international markets or in the United States were to slow or to take an unanticipated course, the telecommunications industry might suffer, among other effects, the following:

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

     Our customer base is highly concentrated, and a relatively small number of companies have accounted for a large percentage of our net sales. Net sales from our top five customers in the United States represented approximately 16% of net sales in 1998, 49% in 1999, 42% in 2000 and 29% in the first half of 2001. Our largest customers over this period have been affiliates of SBC Communications Inc., which include Pacific Bell Telephone Company, Southwestern Bell Telephone Company, Ameritech Corporation, Nevada Bell, Advanced Solutions, Inc., and Southern New England Telephone and which in total accounted for approximately 16% of net sales in fiscal 2000, but less than 5% in the first six months of 2001. Additionally, sales to both Lucent Technologies and Solectron, a contract manufacturer for Lucent Technologies' Stinger DSLAM products, represented approximately 17% of sales in 2000 and 15% in the first six months of 2001. As of the end of the second quarter 2001, our initial contract orders from Lucent Technologies for the Copper Loop Test Head came to a negotiated completion. In general, our customers are not obligated to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. We expect that we will continue to depend upon SBC's affiliates and upon other major customers for a significant portion of our net sales. We anticipate that our future net sales, including those to SBC's affiliates may decline from our fiscal 2000 net sales. Our future sales to Lucent Technologies and Solectron may be immaterial. Sales of DSL related equipment, in particular, have declined and may continue to decline in 2001 as compared to 2000. The loss of a major customer or the reduction, delay, or cancellation of orders from one or more of our significant customers could cause our net sales and, therefore, profits to decline. In addition, many of our customers are able to exert substantial negotiating leverage over us. As a result, they may cause us to lower our prices and to negotiate other terms and provisions that may negatively affect our business and profits.

Use of Field Technicians--If service providers reduce their use of field technicians and continue successful implementation of a self-service installation model, demand for our products could decrease.

     To ensure quality service, our major service provider customers historically sent a technician, who uses our products, into the field to verify service for installations. SBC Communications, Qwest Communications and Verizon Communications encourage customers to install DSL themselves. Additionally, AT&T has begun a self-installation program for cable modem devices. By encouraging customers to install DSL and cable access themselves, these companies intend to reduce their expenses and expedite installation for their customers. To encourage self-installation, these companies offer financial incentives. If service providers continue successful implementation of these plans or choose to send technicians into the field only after a problem has been reported, or if alternative methods of verification become available, such as remote verification, the need for field technicians and the need for our products would decrease.

Product Development--If we are unable to enhance our existing products and to manage successfully the development of new products, our future success may be threatened.

     The market for our products is characterized by rapid technological advances, changes in customer requirements and preferences, evolving industry and customer-specific protocol standards, and frequent new product enhancements and introductions. Our existing products and our products currently under development could be rendered obsolete by the introduction of products involving competing technologies, by the evolution of alternative technologies or new industry protocol standards, or by rival products by our competitors. These market conditions are more complex and challenging because of the introduction of the high degree to which the telecommunications industry is fragmented.

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

We cannot ensure that we will accomplish these objectives, and our failure to do so could have a material adverse impact on our market share, business, and financial results.

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

     Other sources of delays that lead to long sales cycles, or even a sales loss, include current and potential customers' internal budgeting procedures, internal approval and contracting procedures, procurement practices, and testing and acceptance processes. Recently our customers' budgeting procedures have lengthened. The sales cycle for larger deployment now typically ranges from 6 to 24 months and up to six or more months. The deferral or loss of one or more significant sales could significantly affect operating results in a particular quarter, especially if there are significant selling and marketing expenses associated with the deferred or lost sales.

Electrical Blackouts in California--Possible shutdowns in our manufacturing operations could occur.

     Beginning in 2000 and continuing into 2001, California has experienced restricted supplies of electrical power. These restricted supplies have resulted in blackouts and high electricity costs. Since we do not have back up generators, should we experience blackouts, our business will be negatively affected by slowed production, slowed research and development, slowed marketing, slowed sales efforts, and a general loss of productivity. In addition, increased electrical rates will increase our costs and lower our income.

Managing Growth and Slowdowns--We may have difficulty managing our expanding operations, which could reduce our chances of maintaining our profitability.

     We have experienced rapid growth in revenues and in our business in 1999 and 2000 and a slowdown in the first half of 2001 that has placed, and may continue to place, a significant strain on our management and operations. For example, our revenues have increased from approximately $61.5 million in 1999 to $113.5 million in 2000 yet revenues have slowed to $43.5 million for the first half of 2001, and our number of employees has increased from 118 at December 31, 1998 to 403 at June 30, 2001. To date, we have acquired three companies: Hukk Engineering in July 1999, Pro.Tel. S.r.l. and subsidiaries in February 2000, and Avantron Technologies Inc. in January 2001. As a result of our historical growth and future growth, or slowdowns, we face several risks, including the following:

     . the need to improve our operational, financial, management, informational, and control systems;

     . the need to hire, train, and retain highly skilled personnel in a market in which there may be severe shortages of these kinds of personnel, as we discuss below;

     . the possibility that our management's attention will be diverted from running our business to the needs of managing a public company; and

     . the challenge to manage expense reductions as rapidly as revenue slowdowns without impacting development strategies.

We cannot ensure that we will be able to manage growth or slowdowns profitably.

Acquisitions--We have acquired three significant companies and intend to pursue further acquisitions in the future. These activities involve numerous risks, including the use of cash, amortization of goodwill, and the diversion of management attention.

     As discussed in the previous section, we have acquired three significant companies to date: Hukk Engineering, Pro.Tel S.r.l. and subsidiaries and Avantron Technologies Inc. As a result of these and other smaller acquisitions, we face numerous risks, including the following:

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

The risks stated above will be made more difficult because Hukk Engineering is located in Norcross, Georgia, Avantron is located in Anjou, Canada, and Pro.Tel is located in Modena, Italy. In addition, if we make future acquisitions, these risks will be exacerbated by the need to integrate additional operations at a time when we may not have fully integrated all of our previous acquisitions.

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

We cannot ensure that we will locate suitable acquisition candidates or that, if we do, we will be able to acquire them and then integrate them successfully and efficiently into our business.

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


Product Category                               Principal Competitors
----------------                               ---------------------
Wire Line Access (including DSL)               Acterna Corporation; Agilent Technologies, Inc.; Tollgrade
                                               Communications, Inc.; Turnstone Systems, Inc.

Fiber Optics SONET/SDH                         Digital Lightwave, Inc.; Acterna Corporation; Agilent
                                               Technologies, Inc.

Cable TV                                       Acterna Corporation; Agilent Technologies, Inc.

Signaling                                      Inet Technologies, Inc.; GN Nettest

Many of these competitors have longer operating histories, larger installed customer bases, longer relationships with customers, wider name recognition and product offerings, and greater financial, technical, marketing, customer service, and other resources than we have.

     We expect that, as our industry and markets evolve, new competitors or alliances among competitors with existing and new technologies may emerge and acquire significant market share. We anticipate that competition in our markets will increase, and we will face greater threats to our market share, price pressure on our products, and the likelihood that, over time, our profitability may decrease. In addition, it is difficult to assess accurately the market share of our products or of Sunrise overall because of the high degree of fragmentation in the market for DSL service verification equipment, in particular, and for high-speed data access technology, in general. As a result, it may be difficult for us to forecast accurately trends in the markets, which of our products will be the most competitive over the longer term and, thus, what is the best use of our human and other forms of capital. We cannot ensure that we will be able to compete effectively.

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

Dependence on Sole and Single Source Suppliers--Because we depend on a limited number of suppliers and some sole and single source suppliers that are not contractually bound in the long-term, our future supply of parts is uncertain.

     We purchase many key products, such as microprocessors, field programmable gate arrays, bus interface chips, optical components, and oscillators, from a single source or sole suppliers, and we license certain software from third parties. We rely exclusively on third-party subcontractors to manufacture some sub-assemblies, and we have retained, from time to time, third party design services in the development of our products. We do not have long-term supply agreements with these vendors. In general, we make advance purchases of some products and components to ensure an adequate supply, particularly for products that require lead times of up to nine months to manufacture. In the past, we have experienced supply problems as a result of financial or operational difficulties of our suppliers, shortages, and discontinuations resulting from component obsolescence or other shortages or allocations by suppliers. Our reliance on these third parties involves a number of risks, including the following:

     . the unavailability of critical products and components on a timely basis, on commercially reasonable terms, or at all;

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

In addition, the purchase of these components on a sole source basis subjects us to risks of price increases and potential quality assurance problems. This dependence magnifies the risk that we may not be able to ship our products on a timely basis to satisfy customers' orders. We cannot ensure that one or more of these factors will not cause delays or reductions in product shipments or increases in product costs, which in turn could have a material adverse effect on our business.

Risks of International Operations--Our plan to expand sales in international markets could lead to higher operating expenses and may subject us to unpredictable regulatory and political systems.

     Sales to customers located outside of the United States represented 42% of our net sales in 1998, 20% in 1999, 26% in 2000, and 36% in the first half of 2001, and we expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including the following:

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

We cannot ensure that one or more of these factors will not materially and adversely affect our ability to expand into international markets or our revenues and profits.

     In addition, the Asia/Pacific and Latin America regions have experienced instability in many of its economies and significant devaluations in local currencies. 11% of our sales in 1999, 13% in 2000 and 20% of our sales in the first half of 2001 were derived from customers located in these regions. These instabilities may continue or worsen, which could have a materially adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

Concentration of Control--Our executive officers and directors retain significant control over us, which allows them to decide the outcome of matters submitted to stockholders for approval. This influence may not be beneficial to all stockholders.

     As of June 30, 2001, Paul Ker-Chin Chang, Paul A. Marshall and Robert C. Pfeiffer beneficially owned 26%, 24%, and 13%, respectively, of our outstanding shares of common stock. Consequently, these three individuals, acting together, are able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of stockholders. In addition, Mr. Chang, Mr. Marshall, and Mr. Pfeiffer constitute three of the six members of the board of directors and have significant influence in directing the actions taken by the directors. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of our company may also have the effect of delaying or preventing a change in control of our company that stockholders may consider desirable.

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

     Our business requires engineers, technicians, and other highly trained and experienced personnel. In particular, because our products require a sophisticated selling effort targeted at several key people within our prospective customers' organizations, we have a special need for experienced sales personnel. In addition, the complexity of our products and the difficulty of configuring and maintaining them require highly trained customer service and support personnel. If we continue to grow, we will need to hire a significant number of engineering, sales, marketing, and customer service and support personnel in the future, in and outside the United States. Although competition for such persons has decreased recently, it remains strong, especially in the San Francisco Bay Area. Therefore, we may not be successful in attracting and retaining these individuals. Our failure to hire, train, and keep these kinds of employees could impair our ability to grow profitably. In addition, if we do hire new personnel, the addition of significant numbers of new personnel will require us to incur significant start-up expenses, including procurement of office space and equipment and initial training costs, and may result in low productivity rates of these new personnel. These start-up expenses may adversely affect our future operating results.

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

     In addition, litigation has in the past been, and may in the future be, necessary to enforce our intellectual property rights. This kind of litigation is time-consuming and expensive to prosecute or resolve, and results in substantial diversion of management resources. We cannot ensure that we will be successful in that litigation, that our intellectual property rights will be held valid and enforceable in any litigation or that we will otherwise be able to protect our intellectual property and proprietary technology.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We sell our products in North America, Asia, Latin America, Africa, the Middle East, and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates. Prior to our acquisition of Pro.Tel, international sales had been denominated solely in U.S. dollars and, accordingly, we had not historically been exposed to fluctuations in non-U.S. currency exchange rates related to these sales activities. Since our acquisitions of Pro.Tel in February 2000 and Avantron in January 2001, we now have a small amount of sales denominated in Euros and Canadian dollars, and we have used derivative instruments to hedge our foreign exchange risks. As of June 30, 2001, we had no derivative instruments. To date, foreign exchange risks from these sales have not been material to our operations.

         We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies and in high-quality corporate issuers, and, by policy, we limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market, and reinvestment risk. As of June 30, 2001 we have invested $7.6 million in long-term marketable securities to take advantage of prevailing interest rates. These marketable securities range in maturity from July 1, 2002 to December 1, 2002.

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

         We used $2.4 million of the net proceeds from the offering to repay amounts drawn under our line of credit and $979,000 to repay notes payable. In the first quarter 2001, we used $11.9 million of the net proceeds for the acquisition of Avantron Technologies. Since the offering, we have used $14.4 million for the construction of our new facility. Funds that have not been used have been invested in money market funds, auction rate securities, and marketable debt securities.

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of stockholders on May 10, 2001. At the annual meeting, the following matter was voted upon:

         Election of the following directors to serve for a term ending upon the 2004 annual meeting of stockholders or upon their successors are elected and qualified:


Nominee                      Total Votes For      Total Votes Against     Total Votes Withheld
-------                      ---------------      -------------------     --------------------

Robert C. Pfeiffer             45,105,776                  0                     18,063
Jennifer J. Walt               45,099,776                  0                     24,063

ITEM 5.      OTHER INFORMATION.

         On July 18, 2001, the following employees were named as Executive Officers of the Company:

John Joo - John Joo joined the Company in March 1994 and has served as Chief
     Technology Officer since July 2001. Mr. Joo served as Director of Engineering-New Technologies from December 2000 to July 2001. Since joining the Company in 1994, Mr. Joo has held lead engineering development and management positions in the Engineering Department contributing most recently to the development of our fiber optics products. Mr. Joo held Engineering Management positions with Taihan Electric Wire, Co. Ltd., a telecom electronics company in Korea from 1988 to March 1994. Mr. Joo holds a BSEE from Chungan University in, Seoul, Korea.

Charlie Huang - Charlie Huang joined the Company in July 1996 and has served as
     Vice President of Hardware Engineering since July 2001. Mr. Huang served as Director of Hardware Development from January 2001 to July 2001. Since joining the Company in 1996, Mr. Huang has held engineering development and management positions in the Engineering Department contributing to the development of our wire line access products, including DSL, from July 1993 to July 1996. Prior to this Mr. Huang was employed as a Hardware Design Engineer at Meswell Technology, a communications equipment company. Mr. Huang was employed as a Design Engineer in the satellite communications systems division of China Electronics Corporation from March 1990 to July 1993. Mr. Huang holds a M.S. and a B.S. in Communication Engineering from Harbin Institute of Technology in China.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          Exhibit 10.3.1 Amendment No. 2 dated August 1, 2001 to Business Loan Agreement between Sunrise Telecom Incorporated and Bank of America.

     (b)  Reports on Form 8-K

          There were no Reports on Form 8-K filed during the three-month period ended June 30, 2001.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SUNRISE TELECOM INCORPORATED

                                    (Registrant)


Date: August 10, 2001
                                    By: /s/ Paul Ker-Chin Chang
                                        ---------------------------------------
                                        Paul Ker-Chin Chang
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                    By: /s/ Peter L. Eidelman
                                        ---------------------------------------
                                        Peter L. Eidelman
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

                    EXHIBIT INDEX

Exhibit
Number              Document
------              --------

10.3.1 Amendment No. 2 dated August 1, 2001 to Business Loan Agreement between Sunrise Telecom Incorporated and Bank of America.