Form 10-Q
period 2001-09-30
SUNRISE TELECOM INC
filed 2001-11-13
CIK 907152

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 2001.

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

                   302 Enzo Drive, San Jose, California 95138
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (408) 363-8000


                 22 Great Oaks Blvd., San Jose, California 95119
       (Former address of principal executive offices, including zip code)

                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [_]

As of November 2, 2001, there were 50,429,000 shares of the Registrant's Common Stock outstanding, par value $0.001.

                  SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                          Page
PART I.        Financial Information                                                                     Number
               ---------------------                                                                     ------
   Item 1      Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets as of September 30, 2001
               and December 31, 2000................................................................        3

               Condensed Consolidated Statements of Operations for the three and
               nine months ended September 30, 2001 and 2000........................................        4

               Condensed Consolidated Statements of Cash Flows for the nine
               months ended September 30, 2001 and 2000.............................................        5

               Notes to Condensed Consolidated Financial Statements.................................        6

   Item 2      Management's Discussion and Analysis of Financial
               Condition and Results of Operations  ................................................       10

   Item 3      Quantitative and Qualitative Disclosures about Market Risk...........................       25

PART II.       Other Information
               -----------------

   Item 1      Legal Proceedings  ..................................................................       26

   Item 2      Changes in Securities and Use of Proceeds  ..........................................       26

   Item 3      Defaults Upon Senior Securities  ....................................................       26

   Item 4      Submission of Matters to a Vote of Security Holders  ................................       26

   Item 5      Other Information  ..................................................................       26

   Item 6      Exhibits and Reports on Form 8-K  ...................................................       26

Signatures    ......................................................................................       27

PART I.  Financial Information

ITEM 1.

                  SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data, unaudited)

                                                                               September 30,     December 31,
                                                                                   2001             2000
                                                                                   ----             ----
                                     ASSETS

Current assets:
 Cash and cash equivalents                                                     $      33,888   $        56,298
 Investment in marketable securities                                                   8,248             6,300
 Accounts receivable, net                                                             14,702            18,419
 Inventories                                                                          10,207            13,330
 Prepaid expenses and other current assets                                               763             1,748
 Deferred tax assets                                                                   2,806             4,245
                                                                              --------------   ---------------
  Total current assets                                                                70,614           100,340
Property and equipment, net                                                           29,185             8,580
Intangible assets, net                                                                18,140            11,725
Deferred tax assets                                                                    1,433               799
Investment in marketable securities                                                    5,483                 -
Other assets                                                                           1,437             4,112
                                                                              --------------   ---------------
Total assets                                                                  $      126,292   $       125,556
                                                                              ==============   ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                             $        1,523   $         2,578
 Short-term borrowings and current portion of notes payable                              474               780
 Other accrued expenses                                                               11,199            12,581
 Income taxes payable                                                                    659             1,888
 Deferred revenue                                                                        233               546
                                                                              --------------   ---------------
  Total current liabilities                                                           14,088            18,373
                                                                              --------------   ---------------
Notes payable, less current portion                                                      636             1,047
Other liabilities                                                                        800               492
Stockholders' equity:
Common stock, $0.001 par value per share; 175,000,000 shares                              50                50
  authorized; 50,436,000 and 49,941,000 shares issued and
  outstanding, respectively.
 Additional paid-in capital                                                           69,723            68,317
 Deferred stock-based compensation                                                    (4,941)           (6,611)
 Retained earnings                                                                    46,005            43,961
 Accumulated other comprehensive loss                                                    (69)              (73)
                                                                              --------------   ---------------
Total stockholders' equity                                                           110,768           105,644
                                                                              --------------   ---------------
Total liabilities and stockholders' equity                                    $      126,292   $       125,556
                                                                              ==============   ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                        Three Months                     Nine Months
                                                     Ended September 30,             Ended September 30,
                                                    2001             2000            2001            2000
                                                    ----             ----            ----            ----
Net sales                                         $ 17,952        $  35,085      $  61,483       $  82,361
Cost of sales                                        5,952           10,034         20,185          23,604
                                                  --------        ---------      ---------       ---------
    Gross profit                                    12,000           25,051         41,298          58,757
                                                  --------        ---------      ---------       ---------
Operating expenses:
  Research and development                           4,320            5,283         13,904          13,121
  Selling and marketing                              4,640            6,157         15,820          16,611
  General and administrative                         3,383            2,619         10,715           6,367
                                                  --------        ---------      ---------       ---------
    Total operating expenses                        12,343           14,059         40,439          36,099
                                                  --------        ---------      ---------       ---------
    Income (loss) from operations                     (343)          10,992            859          22,658
Other income, net                                      472              635          2,061             632
                                                  --------        ---------      ---------       ---------
    Income before income taxes                         129           11,627          2,920          23,290
Income tax expense                                      39            4,302            876           8,617
                                                  --------        ---------      ---------       ---------
    Net income                                    $     90        $   7,325      $   2,044       $  14,673
                                                  ========        =========      =========       =========

Earnings per share:
  Basic                                           $   0.00        $    0.15      $    0.04       $    0.32
                                                  ========        =========      =========       =========
  Diluted                                         $   0.00        $    0.14      $    0.04       $    0.30
                                                  ========        =========      =========       =========

Shares used in per share computation:
  Basic                                             50,351           49,178         50,124          46,572
                                                  ========        =========      =========       =========
  Diluted                                           51,319           51,855         51,394          48,849
                                                  ========        =========      =========       =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                                        Nine Months
                                                                                    Ended September 30,
                                                                                    2001           2000
                                                                                -----------    -----------
Cash flows from operating activities:
     Net income                                                                   $  2,044       $ 14,673
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                                   6,202          2,995
     Amortization of deferred stock-based compensation                               1,634          1,405
     Loss on the sale of property and equipment                                         48             48
     Deferred income taxes                                                             739         (2,370)
Change in operating assets and liabilities (net of acquisition balances):
     Accounts receivable                                                             4,480        (12,119)
     Inventories                                                                     3,668         (6,197)
     Prepaid expenses and other assets                                                 101           (871)
     Accounts payable and accrued expenses                                          (3,132)         7,512
     Income taxes payable                                                           (1,043)           348
     Deferred revenue                                                                  (37)           302
                                                                                  --------       --------
       Net cash provided by operating activities                                    14,704          5,726
                                                                                  --------       --------
Cash flows from investing activities:
     Capital expenditures                                                          (18,714)        (4,104)
     Purchases of marketable securities                                            (17,846)        (4,544)
     Sales of marketable securities                                                 10,458             --
     Acquisitions, net of cash acquired                                            (11,275)        (4,717)
                                                                                  --------       --------
       Net cash used in investing activities                                       (37,377)       (13,365)
                                                                                  --------       --------
Cash flows from financing activities:
     Net payments of short-term borrowings                                            (192)            --
     Payments on notes payable                                                        (558)        (1,412)
     Proceeds from issuance of common stock                                            742         51,608
     Proceeds from exercise of stock options                                           310            759
                                                                                  --------       --------
       Net cash provided by financing activities                                       302         50,955
                                                                                  --------       --------
Effect of exchange rate changes on cash                                                (39)          (122)
                                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents                               (22,410)        43,194
Cash and cash equivalents at the beginning of the period                            56,298          8,615
                                                                                  --------       --------
Cash and cash equivalents at the end of the period                                $ 33,888       $ 51,809
                                                                                  ========       ========
Supplemental cash flow disclosures:
  Cash paid during the period:
       Interest                                                                   $     40       $    113
                                                                                  ========       ========
       Income taxes                                                               $    865       $  8,635
                                                                                  ========       ========
   Noncash investing and financing activities:
       Promissory note issued in connection with acquisition                      $     --       $  1,000
                                                                                  ========       ========
       Stock issued for acquisition of Pro.Tel                                    $     --       $  5,000
                                                                                  ========       ========
       Unrealized gain (loss) on marketable securities                            $     42       $     (3)
                                                                                  ========       ========
       Deferred stock-based compensation                                          $     --       $  6,500
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

     These condensed consolidated financial statements, including the notes to the condensed consolidated financial statements included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for their fair presentation. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC.

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

     The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

                                                                              Three Months            Nine Months
                                                                           Ended September 30,    Ended September 30,
                                                                            2001         2000      2001         2000
                                                                           ------       ------    ------       ------
        Basic EPS-weighted-average number of common shares
            outstanding..............................................      50,351       49,178    50,124       46,572

        Effect of dilutive common equivalent shares:
            Stock options outstanding................................         968        2,677     1,270        2,110
            Stock issued in acquisition subject to put arrangement...           -            -         -          167
                                                                           ------       ------    ------       ------

        Diluted EPS-weighted-average number of common shares
            outstanding..............................................      51,319       51,855    51,394       48,849
                                                                           ======       ======    ======       ======

(3) Comprehensive Income

     Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in the equity of the Company that are excluded from net income. The components of comprehensive income, net of tax, are as follows (in thousands):

                                                             Three Months Ended    Nine Months Ended
                                                                September 30,        September 30,
                                                               2001       2000      2001      2000
                                                               ----       ----      ----      ----
         Net income...................................         $ 90      $7,325    $2,044    $14,673
         Change in unrealized gain (loss) on
            available-for-sale investments............           91          (3)       42         (3)
         Cumulative translation adjustment............           52         (86)      (39)      (122)
                                                               ----      ------    ------    -------
         Total comprehensive income...................         $233      $7,236    $2,047    $14,548
                                                               ====      ======    ======    =======


(4) Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, which is required to be adopted immediately, prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transitional provisions that apply to business combinations completed before July 1, 2001, which were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized. The Company's adoption of SFAS No. 141 did not have a significant impact on its financial position and results of operations. The Company is currently evaluating the provisions of SFAS No. 142 and the effect of this statement on the Company's financial statements.

     In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, and requires that these assets be measured at the lower of book value or fair value less costs to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity, and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is currently evaluating the provisions of SFAS No. 144 and the effect of this statement on the Company's financial statements.

(5) Inventories

     Inventories consisted of the following (in thousands):

                                                                      September 30,        December 31,
                                                                           2001                2000
                                                                           ----                ----
        Raw materials....................................             $     5,570          $    8,987
        Work-in-process..................................                   1,934               2,070
        Finished goods...................................                   2,703               2,273
                                                                      -----------          ----------
                                                                      $    10,207          $   13,330
                                                                      ===========          ==========


(6) Notes Payable and Line of Credit

     The Company has a $9,000,000 revolving line of credit with a financial institution that expires on August 1, 2002, bearing interest at the bank's prime rate less 0.25% (5.75% as of September 30, 2001). The agreement, which is collateralized by the receivables and inventories of the Company, contains certain financial covenants and restrictions. As of September 30, 2001, there were no balances outstanding under the line of credit.

     The Company also had borrowings from various Italian financial institutions, which bear interest at variable rates, ranging from 7.375% to 7.625% at September 30, 2001, based on the ABI prime rate. At September 30, 2001, approximately $42,000 had been drawn down under these facilities. Generally, these foreign credit lines do not require commitment fees or compensating balances and are cancelable at the option of the Company or the financial institutions.

     In connection with various acquisitions completed during 1999 and 2000, the Company has three non-interest bearing notes payable outstanding at September 30, 2001. Amounts to be repaid under these notes total $59,000 for October through December 2001 and $413,000, $384,000, and $175,000 for fiscal years 2002, 2003, and 2004, respectively.

     The remaining notes payable balance consists of equipment leases payable.

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

     The following summary is prepared on an unaudited pro forma basis and reflects the condensed consolidated results of operations for the three and nine-month periods ended September 30, 2001 and 2000, assuming Pro.Tel and Avantron had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,            September 30,
                                                                 2001          2000         2001        2000
                                                                 ----          ----         ----        ----
     Net sales............................................      $17,952       $36,502     $61,483     $87,194
     Net income...........................................      $    57       $ 6,962     $ 1,917     $12,949
     Basic earnings per share.............................      $  0.00       $  0.14     $  0.04     $  0.28
     Shares used in pro forma per share computation.......       50,351        49,178      50,124      46,850


     The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect the synergies that might be achieved from combined operations.

(8) Segment Information

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", sets forth standards for the manner in which public companies report information about operating segments, products, services, geographic areas, and major customers in annual and interim financial statements. The method of determining what information to report is based on the way that management organizes the operating segments within the enterprise for making operating decisions and assessing financial performance.

     The Company's chief operating decision-maker is considered to be the Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is the same as the information presented in the accompanying condensed consolidated statements of operations. As the Company's assets are primarily located in its corporate offices in the United States and not allocated to any specific segment, the Company does not produce reports for or measure the performance of its segments based on any asset-based metrics. Therefore, the Company operates in a single operating segment which incorporates the design, manufacture, and sale of digital test equipment for telecommunications, transmission, cable, and signaling applications.

     Revenue information regarding operations in the different geographic regions is as follows (in thousands):


                                                                 Three Months Ended     Nine Months Ended
                                                                    September 30,         September 30,
                                                                  2001        2000       2001       2000
                                                                  ----        ----       ----       ----
         North America..................................        $12,243     $28,213    $41,656    $65,581
         Europe/Africa/Middle East......................          2,618       2,910      7,840      7,621
         Asia/Pacific...................................          2,463       3,052      9,583      6,600
         Latin America..................................            628         910      2,404      2,559
                                                                -------     -------    -------    -------
                                                                $17,952     $35,085    $61,483    $82,361
                                                                =======     =======    =======    =======



      Revenue information by product category is as follows (in thousands):

                                                                 Three Months Ended     Nine Months Ended
                                                                   September 30,          September 30,
                                                                  2001        2000       2001       2000
                                                                  ----        ----       ----       ----
         Wire line access (including DSL)...............        $10,377     $27,160    $39,346    $67,021
         Cable TV.......................................          2,912       1,655      8,579      2,630
         Fiber optics...................................          3,877       4,733     10,750      9,696
         Signaling......................................            786       1,537      2,808      3,014
                                                                -------     -------    -------    -------
                                                                $17,952     $35,085    $61,483    $82,361
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

     Historically, a significant portion of our net sales have resulted from a small number of relatively large orders from a limited number of customers. Sales to SBC Communications affiliates have decreased to less than 6% of net sales in the first nine months of 2001, from $16.2 million or 20% of net sales for the same period in 2000, primarily due to the slowing of DSL deployment and the decline in the telecommunications industry capital equipment spending levels. Additionally, in the first nine months of 2001, $6.3 million or 10% of our net sales were generated from an OEM product sold to both Lucent Technologies and to Solectron, a contract manufacturer for Lucent Technologies, as compared to $13.9 million or 17% for the same period in 2000. Solectron integrated this OEM product into the Stinger DSLAM product that it manufactures for Lucent Technologies. No customers comprised more than 10% of our sales during the third quarter of 2001. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on large purchase orders, which can be delayed or cancelled by our customers without penalty. In addition, we anticipate that our operating results for a given period will continue to be dependent on a small number of customers.

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

     Prior to our acquisition of Pro.Tel in February 2000, international sales were denominated solely in U.S. dollars and, accordingly, we have not historically been exposed to fluctuations in non-U.S. currency exchange rates related to these sales activities. Since our acquisitions of Pro.Tel in February 2000 and then Avantron in January 2001, we have had a small amount of sales denominated in Euros and Canadian dollars, respectively, and have at certain times used derivative financial instruments to hedge our foreign exchange risks. As of September 30, 2001, we had no financial derivative instruments. To date, foreign exchange exposure from sales has not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our procurement activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. We may choose to limit such exposure by using hedging strategies. See "Factors Affecting Future Operating Results--Risks of International Operations."

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

     We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon the square footage of facilities used by each of these areas or the headcount in each of these areas. These allocated charges include facility rent and utilities for the corporate office, communications charges, and depreciation expenses for our building and for office furniture and equipment.

     In the first nine months of 2001, we recorded amortization of deferred stock-based compensation expense of $1,634,000 related to the grant of pre-IPO options to purchase our common stock at exercise prices subsequently deemed to be below fair market value. Total compensation expense related to these options, which were granted in 1999 and the first quarter of 2000, will be amortized on a straight-line basis, over the respective four-year vesting periods of the options, to the departments of the employees who received these below market option grants. In the first nine months of 2001 and 2000, we allocated amortization of deferred stock-based compensation expense of $223,000 and $189,000, respectively, to cost of sales, $633,000 and $560,000, respectively, to research and development expense, $496,000 and $420,000, respectively, to selling and marketing expense, and $282,000 and $236,000, respectively, to general and administrative expense. Also, we recorded amortization of goodwill and other intangible assets of $3,825,000 and $1,723,000, respectively, in general and administrative expense. At September 30, 2001, $4,941,000 of deferred stock-based compensation expense remained to be amortized, at a rate not exceeding $545,000 per quarter.

Acquisitions

     In February 2000, we acquired Pro.Tel, an Italian manufacturer of distributed network signaling analysis equipment, its U.S. affiliate, and the assets of an unrelated U.S. distributor. We accounted for this acquisition using the purchase method and, accordingly, recorded goodwill of $8.9 million, to be amortized on a straight-line basis over its original estimated useful life of two to five years, until the end of 2001. Beginning January 1, 2002, we will implement SFAS No. 142, and accordingly, we will no longer amortize goodwill resulting from the Pro. Tel. Acquisition. At December 31, 2001, we expect to have $5.6million in unamortized goodwill remaining from the Pro. Tel. Acquisition. We will periodically review this asset for impairment, as required by SFAS No. 142. In addition, we recorded deferred stock-based compensation for stock options granted to employees of Pro.Tel in the first quarter of 2000 in the amount of $6.5 million, to be amortized on a straight-line basis over their four-year vesting period and non-compete amortization of $0.5 million to be amortized on a straight-line basis over the next two to five years, based on the expected life of the underlying assets.

     In January 2001, we acquired Avantron, a Canadian company that specializes in the design and manufacture of cable TV/modem spectrum analyzers and performance monitoring systems. The purchase price was Cdn. $17.6 million (U.S. $11.9 million) in cash and short-term notes payable. We accounted for this acquisition using the purchase method, and, accordingly, recorded goodwill of $10.3 million, to be amortized on a straight-line basis over its original estimated useful life of two to five years, until the end of 2001. Beginning January 1, 2002, we will implement SFAS No. 142, and accordingly, we will no longer amortize goodwill resulting from the Avantron acquisition. At December 31, 2001, we expect to have $8.2 million in unamortized goodwill remaining from the Avantron acquisition. We will periodically review this asset for impairment, as required by SFAS No. 142.

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

Results of Operations

Comparison of Three and Nine-Month Periods Ended September 30, 2001 and 2000

     Net Sales. Net sales decreased 49% to $18.0 million in the third quarter of 2001, from $35.1 million for the same quarter in 2000. Net sales decreased 25% to $61.5 million in the first nine months of 2001, from $82.4 million for the same period in 2000. The decrease for the third quarter of 2001 consisted of a sales decrease of $16.8 million in our wire line access products, including DSL products, a sales decrease of $0.9 million in our fiber optics products, and a sales decrease of $0.8 million in our signaling products, which were partially offset by a $1.3 million increase in sales of our cable TV products. The decrease for the first nine months of 2001 consisted of a sales decrease of $27.7 million in our wire line access products, including DSL products, and a sales decrease of $0.2 million in our signaling product lines, which were partially offset by $5.9 million and $1.1 million increases in sales of our cable TV and fiber optics products, respectively. The increase in cable TV is primarily due to revenues gained by the acquisition of Avantron in January 2001.

     Sales in the third quarter of 2001 as compared to the same period in 2000 decreased $16.0 million or 57% in North America, $0.3 million or 10% in Europe/Africa/Middle East, $0.6 million or 19% in Asia Pacific, and $0.3 million or 33% in Latin America. Sales in the first nine months of 2001 as compared to the same period in 2000 decreased $23.9 million or 36% in North America and $0.2 million or 8% in Latin America, which were offset with an increase of $0.2 million or 3% in Europe/Africa/Middle East and $3.0 million or 45% in Asia Pacific.

     The decrease in North American sales during the third quarter and the first nine months of 2001, over the same periods in 2000 is primarily due to a $13.5 million and a $24.8 million decrease, respectively, in sales of our wire line access products, including DSL products. We anticipate that demand for our wire line access products in North America may continue to decline in the fourth quarter of 2001 due to an overall slowdown in the telecommunications equipment market. Factors contributing to the decrease in sales of wire line access products, including DSL, include the decrease in sales to Lucent for the copper loop test head, which sales are not expected to be material for the remainder of the year. Sales to Lucent for the copper loop test head were $0 and $8.9 million for the third quarter of 2001 and 2000 respectively, and $6.3 million and $13.9 million for the first nine months of 2001 and 2000 respectively. In addition, over the past year some DSL providers have encouraged customer self-installation and have reported that up to 90% of their customers perform self-installation. If the self-installation procedure reduces the need for technicians to test for DSL service, demand for our DSL wire line access products may decline further as our equipment may be used primarily for troubleshooting rather than installation.

     International sales, including North American sales to Canada, decreased to $6.5 million, or 36% of net sales in the third quarter of 2001, from $9.3 million, or 26% of net sales in the same quarter in 2000. International sales, including Canada, increased to $22.1 million, or 36% of net sales in the first nine months of 2001, from $20.0 million, or 24% of net sales in the same period in 2000. The decrease in international sales is primarily due to decreased sales of our wire line access products, including DSL.

     Cost of Sales. Cost of sales consists primarily of direct material, warranty, and personnel costs related to the manufacturing of our products and allocated overhead. Cost of sales decreased 41% to $6.0 million in the third quarter of 2001, from $10.0 million in the same quarter in 2000. The decrease is primarily due to the decrease in net sales for the third quarter of 2001. Cost of sales decreased 14% to $20.2 million in the first nine months of 2001, from $23.6 million in the same period in 2000. Cost of sales represented 33% and 29% of net sales in the third quarter of 2001 and 2000, respectively, and 33% and 29% of net sales in the first nine months of 2001 and 2000, respectively. The increase as a percentage of net sales resulted primarily from a shift in our sales mix toward higher sales volume of light chassis DSL products, which have lower average selling prices than full chassis DSL products, and increased sales of our cable TV products, which generated lower gross margins than the mix of products sold during the prior year, as well as the cost of sales associated with the negotiated completion of our original Lucent OEM orders. We expect that cost of sales may continue to increase as a percentage of sales for the foreseeable future if our light chassis DSL products and cable TV products increase as a percentage of our overall product mix, if international sales continue to grow as a percentage, or if pricing pressures increase.

     Research and Development. Research and development expenses consist primarily of the costs of payroll and benefits for engineers, equipment, and consulting services. Research and development expenses decreased 18% to $4.3 million in the third quarter of 2001, from $5.3 million for the same quarter in 2000. Research and development expenses increased 6% to $13.9 million in the first nine months of 2001, from $13.1 million for the same period in 2000. Research and development expenses represented 24% and 15% of net sales during the third quarters of 2001 and 2000, respectively, and 23% and 16% of net sales during the first nine months of 2001 and 2000, respectively. The decrease in absolute dollars was primarily due to cost cutting measures implemented during the period. Research and development expenses may increase in absolute dollars as we continue to invest in product development and expand our product lines.

     Selling and marketing. Selling and marketing expenses consist primarily of the costs of payroll and benefits for selling and marketing personnel, manufacturers' representatives and direct sales commissions, travel, facilities expenses related to selling and marketing, and trade show and advertising expenses. Selling and marketing expenses decreased 25% to $4.6 million in the third quarter of 2001, from $6.2 million in the same quarter in 2000. Selling and marketing expenses decreased 5% to $15.8 million in the first nine months of 2001, from $16.6 million in the same period in 2000. Selling and marketing expenses represented 26% and 18% of net sales during the third quarters of 2001 and 2000, respectively, and 26% and 20% of net sales during the first nine months of 2001 and 2000, respectively. The decrease in absolute dollars in 2001 was primarily related to cost cutting measures implemented during the period. Selling and marketing expenses may increase in absolute dollars as we continue to invest in our selling and marketing capabilities.

     General and Administrative. General and administrative expenses consist primarily of payroll and benefits, facilities, other costs of our finance and administrative departments, legal and accounting expenses, and amortization expenses for goodwill and other intangible assets related to our business acquisitions. General and administrative expenses increased 29% to $3.4 million in the third quarter of 2001, from $2.6 million in the same quarter in 2000. General and administrative expenses increased 68% to $10.7 million in the first nine months of 2001, from $6.4 million in the same period in 2000. General and administrative expenses represented 19% and 7% of net sales during the third quarters of 2001 and 2000, respectively, and 17% and 8% of net sales during the first nine months of 2001 and 2000, respectively. The increase in absolute dollars and as a percentage of net sales was primarily due to amortization of goodwill and other intangible assets related to the recent business acquisitions, amortization of deferred stock-based compensation, increased staffing and occupancy costs associated with the growth of our business, increased professional fees for accounting and legal. General and administrative expenses may increase in absolute dollars to accommodate the growth of our business, to add related infrastructure, and to pursue our acquisition strategy.

     Other Income, Net. Other income, net primarily represents interest earned on cash and investment balances net of interest expense on notes payable and short-term borrowings under our line of credit. Other income, net decreased to $0.5 million in the third quarter of 2001, from $0.6 million for the same quarter in 2000, and increased to $2.1 million in the first nine months of 2001, from $0.6 million for the same period in 2000. The increase resulted primarily from interest income earned on the net proceeds received from our initial public offering in July 2000 and miscellaneous income of $0.2 million relating to proceeds from a litigation settlement.

     Income Tax Expense. Income tax expense consists of federal, state, and international income taxes. We recorded income tax expense of $39,000 in the third quarter of 2001 and a $4.3 million expense in the same quarter in 2000. We recorded income tax expense of $0.9 million in the first nine months of 2001 and $8.6 million in the same period in 2000. Our effective income tax rates were 30% for the third quarter and first nine months of 2001 and 37% for the same periods in 2000. Income tax expense and the effective income tax rates are lower in 2001 than in 2000 primarily due to lower levels of income.

Seasonality

     Our sales have been seasonal in nature and tied to the buying patterns of our customers. In years prior to 2000, the largest quarterly sales have usually been during the last calendar quarter of the year, as customers spent the unused portions of their annual budgets. In 2000, there was a change in this fourth quarter seasonality with no significant remaining unused budget dollars available for an increase in the fourth quarter seasonal sales. There has been no indication that the fourth quarter 2001 will return to historical seasonal trends. We expect that our quarterly operating results may fluctuate significantly and will be difficult to predict given the nature of our business. Many factors could cause our operating results to fluctuate from quarter to quarter in the future, including the lengthy and unpredictable buying patterns of our customers, the degree to which our customers allocate and spend their yearly budgets, and the timing of our customers' budget processes.

Liquidity and Capital Resources

     Historically, we have financed our operations and satisfied our capital expenditure requirements primarily through cash flow from operations and borrowings under our line of credit. Additionally, in July of 2000, we received net proceeds totaling $51.6 million from our initial public offering. As of December 31, 2000 and September 30, 2001, we had working capital of $82.0 million and $56.5 million, respectively, and cash and cash equivalents of $56.3 million and $33.9 million, respectively. As of September 30, 2001, we also had $13.7 million in investments in marketable securities.

     During the nine months ended September 30, 2001, we generated $14.7 million in cash flow from operating activities, compared to $5.7 million during the same period in 2000. Operating cash flow increased primarily as a result of collections of accounts receivable and a reduction in inventory purchases. Also, the amount of non-cash charges against net income increased significantly in the nine months ended September 30, 2001 from the same period in 2000. Therefore, the decline in the net income over these respective periods was not associated with a proportional decline in operating cash flow. The factors increasing operating cash flow were partially offset by decreases in accounts payable and accrued expenses and income taxes payable.

     During the nine months ended September 30, 2001, we used $37.4 million in cash flow for investing activities, as compared to $13.4 million during the same period in 2000. For the first nine months of 2001, cash used in investing activities included $18.7 million for capital expenditures, including our new facility, $11.3 million for acquisitions, and $17.8 million for purchases of marketable securities. Cash provided by investing activities was $10.5 million from the sale of marketable securities. During the first nine months of 2000, cash used in investing activities was $4.7 million for acquisitions, $4.6 million for purchases of marketable securities, and $4.1 million for capital expenditures. Cash used for capital expenditures increased during the first nine months of 2001 over the same period in 2000 primarily due to the completion of our new facility in San Jose, California. Cash outlays for the facility during the first nine months of 2001 were $8.8 million for the land and $5.6 million for construction. Cash used for capital expenditures during the first nine months of 2001 also included research and development laboratory equipment, general office equipment to support the new facility, and demonstration equipment to support our selling and marketing programs.

     During the nine months ended September 30, 2001, we generated $0.3 million in cash flow from financing activities, compared to $51.0 million generated during the same period in 2000. For the first nine months of 2001, proceeds from stock options exercised were $0.3 million, and proceeds from common stock issued were $0.7 million. This was offset by $0.6 million used to repay notes payable and $0.2 million to repay short-term borrowings. During the first nine months of 2000, cash provided by financing activities consisted of net proceeds of approximately $51.6 million from our initial public offering in July 2000 and $0.8 million from stock options exercised, which were partially offset by $1.4 million used to repay notes payable.

     Currently, we have a line of credit from Bank of America, N.A. for up to $9.0 million in borrowings at the bank's prime rate less 0.25% (5.75% at September 30, 2001). The line of credit expires on August 1, 2002. At December 31, 2000 and September 30, 2001, there were no balances outstanding under the line of credit. Borrowings under the line of credit are secured by our inventory and accounts receivable. The agreement governing the line of credit contains covenants, with which we were in compliance at December 31, 2000 and at September 30, 2001, that, among other things:

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

     We also have credit facilities from various Italian financial institutions ranging from $0.2 million up to $1.0 million, which bear interest at variable rates ranging from 7.375% to 7.625% at September 30, 2001 based on the ABI prime rate. At September 30, 2001 there was approximately $42,000 outstanding under these facilities.

We believe that the net proceeds received by us from our initial public offering, together with current cash balances, cash flows from operations, and available borrowings under our line of credit will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next 12 months. After that, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies, or material joint ventures could require us to obtain additional equity or debt financing. We cannot assure you that such additional financing would be available on acceptable terms, if at all.

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

     . the impact of the September 11/th/ terrorist attacks on the United States and the resulting economic slowdown on our customers' purchasing decisions;

     . the degree to which our customers have allocated and spent their yearly budgets;

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

     In fiscal 2000 and the first nine months of 2001, sales of our DSL and other wire line access products represented approximately 81% and 64% of our net sales, respectively. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers, who offer DSL services. A competitive local exchange carrier is a company that, following the Telecommunications Act of 1996, is authorized to compete in a local communications services market. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may at any time adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

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

     During 2001, the business prospects of many competitive local exchange carriers have declined. Some competitive local exchange carriers have filed for the protection of the bankruptcy court or gone out of business. Due to these and other factors, we have seen a slowing in the growth of DSL deployment and a softening in the demand for our DSL products. If DSL deployment rates decrease or remain flat, demand for our DSL products may decline further. It is not possible to predict whether any decline would be temporary or sustained. Accordingly, our future success is substantially dependent upon whether DSL technology continues to gain growing and widespread market acceptance by exchange carriers, end users of their services, and other Internet service providers and users.

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

     The growth that has occurred since the passage of the Telecommunications Act of 1996 has slowed, and it is unknown whether or when it will resume. This slowdown includes reduced investment in the telecommunications industry in general and delayed purchase orders for service verification equipment such as our products in particular. It is not possible to predict whether this slowdown will be temporary, or sustained.

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

     Our customer base is highly concentrated, and a relatively small number of companies have accounted for a large percentage of our net sales. Net sales from our top five customers in the United States represented approximately 16% of net sales in 1998, 49% in 1999, 42% in 2000 and 25% in the first nine months of 2001. Our largest customers over this period have been affiliates of SBC Communications Inc., which include Pacific Bell Telephone Company, Southwestern Bell Telephone Company, Ameritech Corporation, Nevada Bell, Advanced Solutions, Inc., and Southern New England Telephone and which in total accounted for approximately 16% of net sales in fiscal 2000, but less than 6% in the first nine months of 2001. Additionally, sales to both Lucent Technologies and Solectron, a contract manufacturer for Lucent Technologies' Stinger DSLAM products, represented approximately 17% of sales in 2000 and 10% in the first nine months of 2001. As of the end of the second quarter of 2001, our initial contract orders from Lucent Technologies for the Copper Loop Test Head came to a negotiated completion. In general, our customers are not obligated to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. We expect that we will continue to depend upon SBC's affiliates and upon other major customers for a significant portion of our net sales. As a result of the general slowdown in the United States economy, our net sales including those to SBC's affiliates have declined and anticipate that future sales may continue to decline from our fiscal 2000 net sales. Our future sales to Lucent Technologies and Solectron may be immaterial. Sales of DSL related equipment, in particular, have declined and may continue to decline in 2001 compared to 2000. The loss of a major customer or the reduction, delay, or cancellation of orders from one or more of our significant customers could cause our net sales and, therefore, profits to decline. In addition, many of our customers are able to exert substantial negotiating leverage over us. As a result, they may cause us to lower our prices and to negotiate other terms and provisions that may negatively affect our business and profits.

Use of Field Technicians--If service providers reduce their use of field technicians and continue successful implementation of a self-service installation model, demand for our products could decrease.

     To ensure quality service, our major service provider customers have historically sent a technician, who uses our products, into the field to verify service for installations. SBC Communications, Qwest Communications, Bell South Corporation and Verizon Communications encourage customers to install DSL themselves. Over the past year, some DSL providers have reported that up to 90% of their customers perform self-installation. Additionally, AT&T has begun a self- installation program for cable modem devices. By encouraging customers to install DSL and cable access themselves, these companies intend to reduce their expenses and expedite installation for their customers. To encourage self-installation, these companies offer financial incentives. If service providers continue successful implementation of these plans or choose to send technicians into the field only after a problem has been reported, or if alternative methods of verification become available, such as remote verification, the need for field technicians and the need for our products would decrease.

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

SalesImplementation Cycles--The length and unpredictability of the sales and implementation cycles for our products makes it difficult to forecast revenues.

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

     Beginning in 2000 and continuing into 2001, California has experienced restricted supplies of electrical power. These restricted supplies have resulted in blackouts and higher electricity costs. Since we do not have back up generators, should we experience blackouts, our business will be negatively affected by slowed production, slowed research and development, slowed marketing, slowed sales efforts, and a general loss of productivity. In addition, increased electrical rates will increase our costs and lower our margins.

Managing Growth and Slowdowns--We may have difficulty managing our expanding operations, which could reduce our chances of maintaining our profitability.

     We have experienced rapid growth in revenues and in our business in 1999 and 2000 and a slowdown in 2001 that has placed, and may continue to place, a significant strain on our management and operations. For example, our revenues have increased from approximately $61.5 million in 1999 to $113.5 million in 2000. Yet revenues have slowed to $61.5 million for the first nine months of 2001 from $82.4 million in the first nine months of 2000, and our number of employees has increased from 118 at December 31, 1998 to 383 at September 30, 2001. To date, we have acquired three significant companies: Hukk Engineering in July 1999, Pro.Tel. S.r.l. and subsidiaries in February 2000, and Avantron Technologies Inc. in January 2001. As a result of our historical growth and future growth, or slowdowns, we face several risks, including the following:

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

     As discussed in the previous section, we have acquired three significant companies to date: Hukk Engineering, Pro.Tel S.r.l., and Avantron Technologies Inc. As a result of these and other smaller acquisitions, we face numerous risks, including the following:

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

The risks stated above will be made more difficult because Hukk Engineering is located in Norcross, Georgia; Avantron is located in Anjou, Canada; and Pro.Tel is located in Modena, Italy. In addition, if we make future acquisitions, these risks will be exacerbated by the need to integrate additional operations at a time when we may not have fully integrated all of our previous acquisitions.

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

     We expect that, as our industry and markets evolve, new competitors or alliances among competitors with existing and new technologies may emerge and acquire significant market share. We anticipate that competition in our markets will increase, and we will face greater threats to our market share, price pressure on our products, and the likelihood that, over time, our profitability may decrease. Over the past year, we have recorded lower revenue and gross margin. In addition, it is difficult to assess accurately the market share of our products or of Sunrise overall because of the high degree of fragmentation in the market for DSL service verification equipment, in particular, and for high-speed data access technology, in general. As a result, it may be difficult for us to forecast accurately trends in the markets, which of our products will be the most competitive over the longer term and, thus, what is the best use of our human and other forms of capital. We cannot ensure that we will be able to compete effectively.

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

Risksof International Operations--Our plan to expand sales in international markets could lead to higher operating expenses and may subject us to unpredictable regulatory and political systems.

     Sales to customers located outside of the United States represented 42% of our net sales in 1998, 20% in 1999, 26% in 2000, and 36% in the first nine months of 2001, and we expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including the following:

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

     In addition, the Asia/Pacific and Latin America regions have experienced instability in many of its economies and significant devaluations in local currencies. 11% of our sales in 1999, 13% in 2000 and 19% of our sales in the first nine months of 2001 were derived from customers located in these regions. These instabilities may continue or worsen, which could have a materially adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

Concentration of Control--Our executive officers and directors retain significant control over us, which allows them to decide the outcome of matters submitted to stockholders for approval. This influence may not be beneficial to all stockholders.

     As of September 30, 2001, Paul Ker-Chin Chang, Paul A. Marshall, and Robert
C. Pfeiffer beneficially owned 26%, 24%, and 13%, respectively, of our outstanding shares of common stock. Consequently, these three individuals, acting together, are able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of stockholders. In addition, Mr. Chang, Mr. Marshall, and Mr. Pfeiffer constitute three of the six members of the board of directors and have significant influence in directing the actions taken by the directors. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of our company may also have the effect of delaying or preventing a change in control of our company that stockholders may consider desirable.

Potential Product Liability--Our products are complex, and our failure to detect errors and defects may subject us to costly repairs and product returns under warranty and product liability litigation.

     Our products are complex and may contain undetected defects or errors when first introduced or as enhancements are released. These errors may occur despite our testing and may not be discovered until after a product has been shipped and used by our customers. Many of the products that we ship contain known imperfections that we consider to be insignificant at the time of shipment. We may misjudge the seriousness of a product imperfection and allow it to be shipped to our customers. These risks are compounded by the fact that we offer many products, with multiple hardware and software modifications, which makes it more difficult to ensure high standards of quality control in our manufacturing process. The existence of these errors or defects could result in costly repairs and/or returns of products under warranty and, more generally, in delayed market acceptance of the product or damage to our reputation and business.

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

Need For Highly Trained Personnel--We may not be able to retain the R&D, manufacturing, sales, and marketing personnel we need to support our business.

     Our business requires engineers, technicians, and other highly trained and experienced personnel. In particular, because our products require a sophisticated selling effort targeted at several key people within our prospective customers' organizations, we have a special need for experienced sales personnel. In addition, the complexity of our products and the difficulty of configuring and maintaining them require highly trained customer service and support personnel. Although competition for such persons has decreased recently, it remains strong, especially in the San Francisco Bay Area. Therefore, we may not be successful in retaining these individuals. Our failure to keep these kinds of employees could impair our ability to grow or maintain profitability.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We sell our products in North America, Asia, Latin America, Africa, the Middle East, and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates. Prior to our acquisition of Pro.Tel, international sales had been denominated solely in U.S. dollars and, accordingly, we had not historically been exposed to fluctuations in non-U.S. currency exchange rates related to these sales activities. Since our acquisitions of Pro.Tel in February 2000 and Avantron in January 2001, we now have a small amount of sales denominated in Euros and Canadian dollars, and we have used derivative instruments to hedge our foreign exchange risks. As of September 30, 2001, we had no derivative instruments. To date, foreign exchange risks from these sales have not been material to our operations.

      We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies and in high-quality corporate issuers, and, by policy, we limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market, and reinvestment risk. As of September 30, 2001, we have invested $5.5 million in long-term marketable securities to take advantage of prevailing interest rates. These marketable securities range in maturity from July 1, 2002 to December 1, 2002.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.  OTHER INFORMATION. None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

     (b)  Reports on Form 8-K

          There were no Reports on Form 8-K filed during the three-month period ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SUNRISE TELECOM INCORPORATED

                                      (Registrant)


Date: November 13, 2001
                                      By: /s/ Paul Ker-Chin Chang
                                          --------------------------------------
                                          Paul Ker-Chin Chang
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                      By: /s/ Peter L. Eidelman
                                          --------------------------------------
                                          Peter L. Eidelman
                                          Chief Financial Officer
                                          (Principal Accounting Officer)