Form 10-Q
period 2002-03-31
SUNRISE TELECOM INC
filed 2002-05-10
CIK 907152

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 0-30757

Sunrise Telecom Incorporated
(Exact name of Registrant as specified in its charter)

Delaware	77-0291197
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

302 Enzo Drive, San Jose, California 95138
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 363-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒     No  ☐

As of May 03, 2002, there were 49,950,679 shares of the Registrant’s Common Stock outstanding, par value $0.001.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

PART I.    Financial Information

ITEM 1.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$40,405	$48,713
Investment in marketable securities	2,274	3,472
Accounts receivable, net	7,686	13,997
Inventories	10,115	8,036
Prepaid expenses and other current assets	914	714
Deferred tax asset	4,626	3,135

Total current assets	66,020	78,067

Property and equipment, net	28,990	28,850
Goodwill and other intangible assets, net	21,780	16,805
Deferred tax asset	1,613	1,484
Other assets	2,585	1,415

Total assets	$120,988	$126,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,142	$1,703
Short-term borrowings and current portion of notes payable	403	453
Other accrued expenses	9,146	9,767
Income taxes payable	1,158	1,002
Deferred revenue	397	280

Total current liabilities	12,246	13,205

Notes payable, less current portion	992	1,065
Other liabilities	412	598
Stockholders’ equity:
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 50,842,929 and 50,650,864 shares issued as of March 31, 2002 and December 31, 2001, respectively; 50,337,929 and 50,424,964 shares outstanding as of March 31, 2002 and December 31, 2001, respectively	50	50
Additional paid-in capital	69,587	69,943
Deferred stock-based compensation	(3,736)	(4,304)
Retained earnings	41,672	46,244
Accumulated other comprehensive loss	(235)	(180)

Total stockholders’ equity	107,338	111,753

Total liabilities and stockholders’ equity	$120,988	$126,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2002	2001
Net sales	$8,649	$22,453
Cost of sales	3,004	7,004

Gross profit	5,645	15,449

Operating expenses:
Research and development	4,073	5,034
Selling and marketing	3,923	5,367
General and administrative	2,905	3,584

Total operating expenses	10,901	13,985

Income (loss) from operations	(5,256)	1,464
Other income, net	201	925

Income (loss) before income taxes	(5,055)	2,389
Income tax expense (benefit)	(1,011)	860

Net income (loss)	$(4,044)	$1,529

Earnings (loss) per share:
Basic	$(0.08)	$0.03

Diluted	$(0.08)	$0.03

Shares used in per share computation:
Basic	50,325	49,868

Diluted	50,325	51,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(4,044)	$1,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,605	1,938
Amortization of deferred stock-based compensation	525	545
Loss on disposal of property and equipment	—	5
Deferred income taxes	(1,620)	1,022
Changes in operating assets and liabilities (net of acquisition balances):
Accounts receivable	6,311	3,615
Inventories	(786)	(270)
Prepaid expenses and other assets	(327)	123
Accounts payable and accrued expenses	(1,391)	(762)
Deferred revenue	(63)	51
Income taxes payable	177	(860)

Net cash provided by operating activities	387	6,936

Cash flows from investing activities:
Capital expenditures	(581)	(15,769)
Purchases of marketable securities	(2,285)	(166)
Sales of marketable securities	3,472	1,896
Acquisitions, net of cash acquired	(7,222)	(11,274)
Loan to related party	(1,050)	—

Net cash used in investing activities	(7,666)	(25,313)

Cash flows from financing activities:
Payments on notes payable	(74)	(253)
Proceeds from short-term borrowings	—	178
Payments on short-term borrowings	(51)	(339)
Repurchase of common stock	(915)	—
Proceeds from exercise of stock options	55	91

Net cash used in financing activities	(985)	(323)

Effect of exchange rate changes on cash	(44)	(149)

Net decrease in cash and cash equivalents	(8,308)	(18,849)
Cash and cash equivalents at the beginning of the period	48,713	56,298

Cash and cash equivalents at the end of the period	$40,405	$37,449

Supplemental disclosures of cash flow information:

Cash paid during the period:
Interest	$3	$23

Income taxes	$368	$675

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

Sunrise Telecom Incorporated and subsidiaries (collectively, “the Company”) manufacture and market service verification equipment to pre-qualify, verify, and diagnose telecommunications, cable TV, and Internet networks. The Company markets and distributes its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. The Company has wholly owned subsidiaries in Norcross, Georgia; Taipei, Taiwan; Modena, Italy; Tokyo, Japan; Seoul, Korea; and Anjou, Canada. It also has a representative liaison office in Beijing, China and a foreign sales corporation in Barbados.

These condensed consolidated financial statements, including the notes to the condensed consolidated financial statements included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for their fair presentation. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or for the full fiscal year ending December 31, 2002.

(2)    Earnings Per Share

Basic earnings per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive common potential shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method. All potential common shares have been excluded from the computation of diluted net loss per share presented because the effect would be anti-dilutive for the three month period ended 2002. Diluted net loss per share does not include the effect of 646,000 anti-dilutive common equivalent shares for the three-month period ended March 31, 2002.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

	Three Months Ended March 31,
	2002	2001
Basic EPS— weighted-average number of common shares outstanding	50,325	49,868
Effect of dilutive potential common shares: Stock options outstanding	—	1,409

Diluted EPS— weighted-average number of common shares outstanding	50,325	51,277

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

(3)    Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income (loss). The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income (loss)	$(4,044)	$1,529
Change in unrealized gain (loss) on available-for-sale investments	(11)	11
Change in cumulative translation adjustment	(44)	(149)

Total comprehensive income (loss)	$(4,099)	$1,391

(4)    Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that these assets be measured at the lower of book value or fair value less costs to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 rescinds Statement 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company’s financial position or results of operations.

(5)    Inventories

Inventories consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$4,569	$4,089
Work-in-process	2,558	1,603
Finished goods	2,988	2,344

	$10,115	$8,036

(6)    Goodwill and Other Intangible Assets — Adoption of SFAS No. 142

The Company adopted the provisions of SFAS No. 142 regarding goodwill amortization effective January 1, 2002. Accordingly, the Company no longer amortizes goodwill from business acquisitions. On a pro forma basis, if the Company had applied SFAS 142 during the corresponding quarter a year ago, amortization of goodwill and other intangible assets would be as follows (in thousands, except per share data):

	March 31, 2002	March 31, 2001
Net income (loss), as reported	$(4,044)	$1,529
Add back: Goodwill amortization expense, net of tax	—	394

Adjusted net income (loss)	$(4,044)	$1,923

Earnings (loss) per share:
Basic	$(0.08)	$0.04

Diluted	$(0.08)	$0.04

Acquired Intangible Assets

	As of March 31, 2002
($000s)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Developed technology	$13,999	$(3,785)
Non-compete	1,838	(954)
License	360	(12)
Other	300	(13)

Total	$16,497	$(4,764)

Unamortized intangible assets
Patent	$107
Trademarks	45

Total	$152

Aggregate Amortization Expense:
For the period ended March 31, 2002	$721

Estimated Amortization Expense:
For the year ended December 31, 2002	$3,270
For the year ended December 31, 2003	$3,307
For the year ended December 31, 2004	$2,943
For the year ended December 31, 2005	$1,918
For the year ended December 31, 2006	$640

(7)    Other Assets

Other assets as of March 31, 2002 consisted primarily of the Company’s investment in Top Union, a Taiwan R.O.C. corporation, in the amount of $1,062,000 and a loan to the Company’s President and Chief Executive Officer, Paul Ker-Chin Chang in the amount of $1,050,000. Top Union is a subcontract manufacturer utilized by the Company for the manufacture of certain products. The loan, which was approved by the Company’s Board of Directors and Compensation Committee, requires Mr. Chang to pay interest each month at an annual percentage rate of 4.0%. Mr. Chang must repay the principle amount no later than February 18, 2005. The loan is secured by 3.0 million shares of the Company’s common stock. Other assets as of December 31, 2001 consisted primarily of the Top Union investment.

(8)    Notes Payable and Line of Credit

In connection with various acquisitions completed during 2000 and 1999, the Company had ten non-interest bearing notes payable outstanding at March 31, 2002. Amounts to be repaid under these notes total $316,000 for the period from April through December 2002 and $328,000 and $193,000 for 2003 and 2004, respectively.

The Company has a $9,000,000 revolving line of credit with a financial institution that expires on August 1, 2002, bearing interest at the bank’s prime rate less 0.25% (4.5% at March 31, 2002). The agreement, which is collateralized by the receivables and inventories of the Company, contains certain financial covenants and restrictions. As of March 31, 2002, there were no balances outstanding under the line of credit.

The remaining borrowings consist of a loan from the Italian government, which bears interest at 2% a year. At March 31, 2002, the outstanding balance on this loan was $567,000. Semi-annual principal payments are due over an eight-year period starting in July 2004.

(9)    Acquisitions

On January 8, 2001, the Company acquired all the outstanding shares of Avantron Technologies, Inc. (“Avantron”), a Canadian company that specializes in the design and manufacture of cable TV / modem spectrum analyzers and performance monitoring systems.

On February 28, 2002, the Company acquired the entire CaLan Cable TV test business (“CaLan”) from Agilent Technologies for approximately $7.2 million in cash. The purchase price was determined on the basis of negotiations between the Company and Agilent Technologies, taking into consideration future projections for the CaLan business. The results of operations have been included in the consolidated financial statements since that date. CaLan products incorporate DigiSweep technology, the industry’s fastest, high resolution, digital services-compatible sweep. CaLan products are designed to support a complete range of remote and field maintenance activities, from forward and return path alignment, to signal measurement and ingress troubleshooting. As a result of this asset purchase, the Company will have a complete product portfolio of cable TV field test equipment. The Company expects the acquisition to allow it to move towards the number two-competitor position for the cable TV field test market. The purchase price for the CaLan acquisition has been allocated to the acquired assets and liabilities based on their fair values as of the date of acquisition, as follows (in thousands):

Current assets		$1,603
Equipment	135
Intangible assets subject to amortization:
Developed technology	$3,186
ComSonic license	360

Total intangible assets subject to amortization…	3,546

Goodwill	2,139

Total intangible assets		5,685
Current liabilities		(201)

Net assets acquired		$7,222

The total weighted-average amortization period is four years. Developed technology is amortized over a weighted average live of five years, and the ComSonic license is amortized over its remaining useful life of two-and-a-half years. Amortization expense in future periods is as follows:

Aggregate amortization expense:
For the period ended March 31, 2002	$65

Estimated amortization expense:
For the year ended December 31, 2002	$651
For the year ended December 31, 2003	$781
For the year ended December 31, 2004	$733
For the year ended December 31, 2005	$637
For the year ended December 31, 2006	$637

The $2,139 of goodwill recognized in this transaction is expected to be fully deductible for tax purposes.

The following summary is prepared on an unaudited pro forma basis and reflects the condensed consolidated results of operations for the three-month periods ended March 31, 2002 and 2001, assuming that Avantron and CaLan had been acquired at the beginning of the periods presented (in thousands, except per share data):

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Net sales	$9,866	$26,130
Net income (loss)	$(4,299)	$2,709
Basic earnings (loss) per share	$(0.09)	$0.05
Diluted earnings (loss) per share	$(0.09)	$0.05
Shares used in pro forma for basic per share computation	50,325	49,868
Shares used in pro forma for diluted per share computation	50,325	51,277

The pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect the synergies, if any, that might be achieved from combined operations.

(10)    Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments, products, services, geographic areas, and major customers in annual and interim financial statements. The method of determining what information to report is based on the way that management organizes the operating segments within the enterprise for making operating decisions and assessing financial performance.

The Company’s chief operating decision-maker is considered to be the Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is the same as the information presented in the accompanying condensed consolidated statements of operations. As the Company’s assets are primarily located in its corporate offices in the United States and not allocated to any specific segment, the Company does not produce reports for or measure the performance of its segments based on any asset-based metrics. Therefore, the Company operates in a single operating segment: the design, manufacture, and sale of digital test equipment for telecommunications, transmission, cable, and signaling applications.

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
North America (United States and Canada)	$5,392	$16,372
Europe/Africa/Middle East	1,016	2,580
Asia/Pacific	1,954	2,453
Latin America	287	1,048

	$8,649	$22,453

Revenue information by product category is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Wire line access	$4,462	$15,541
Cable TV	2,330	2,781
Fiber optics	1,256	3,044
Signaling	601	1,087

	$8,649	$22,453

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward-looking statements. When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below under “Factors Affecting Future Operating Results.” The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

We manufacture and market service verification equipment to pre-qualify, verify, and diagnose telecommunications, cable, and Internet networks. We design our products to increase technicians’ effectiveness in the field and to provide realistic network simulations for equipment manufacturers to test their products. Our customers include incumbent local exchange carriers, competitive local exchange carriers, other service providers, and network infrastructure suppliers and installers throughout North America, Latin America, Europe, Africa, the Middle East, and the Asia/Pacific region.

Sources of Net Sales

We sell our products predominantly to large telecommunications and cable TV service providers. These prospective customers generally commit significant resources to an evaluation of our and our competitors’ products and require each vendor to expend substantial time, effort, and money educating the prospective customer about the value of the proposed solutions. Delays associated with potential customers’ internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twenty-four months. During the past eighteen months, we have observed a decline in capital spending in the telecommunications industry, which may lengthen the sales cycle further. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements or requirements contracts. As a result, we commit resources to the development and production of products without having received advance or long-term purchase commitments from customers.

Historically, a significant portion of our net sales has resulted from a small number of relatively large orders from a limited number of customers. In the first three months of 2002 and 2001, $0.5 million and $3.4 million or 6% and 15%, respectively, of our sales were generated from our Copper Loop Test Head to Lucent Technologies or Solectron, a contract manufacturer for Lucent Technologies. Solectron integrated this product into the Stinger DSLAM that it manufactured for Lucent Technologies. The initial order from Lucent Technologies for the Cooper Loop Test Head was completed during the second quarter of 2001. Significant future orders of the Copper Loop Test Head product remain uncertain. No customers comprised more than 10% of our sales in the first three months of 2002. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on large purchase orders, which can be delayed or cancelled by our customers without penalty. In addition, we anticipate that our operating results for a given period will be dependent on a small number of customers.

Currently, competition in the telecommunications and cable equipment market is intense and is characterized by declining prices due to increased competition and new products. Due to competition and potential pricing pressures from large customers in the future, we expect that the average selling price for our products will decline over time. If we fail to reduce our production costs accordingly, there will be a corresponding decline in our gross margins. See “Factors Affecting Future Operating Results—Competition” and “—Risks of the Telecommunications Industry.”

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

Since our acquisition of Pro.Tel in February 2000 and then Avantron in January 2001, we have had a small amount of sales denominated in Euros and the Canadian dollar and have at certain times used derivative financial instruments to hedge our foreign exchange risks. As of March 31, 2002, we had no derivative financial instruments. To date, foreign exchange exposure from sales has not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our procurement activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. We may choose to limit such exposure by using hedging strategies. See “Factors Affecting Future Operating Results—Risks of International Operations.”

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

Cost of Sales

Our cost of sales consist primarily of the following:

•	direct material costs of product components, manuals, product documentation, and product accessories;

•	production wages, taxes, and benefits;

•	allocated production overhead costs;

•	warranty costs;

•	the costs of board level assembly by third party contract manufacturers; and

•	scrapped material used in the production process.

We recognize direct cost of sales, wages, taxes, benefits, and allocated overhead costs as we ship product. We expense scrapped materials as incurred.

Our industry is characterized by limited sources and long lead times for the materials and components that we use in the manufacture of our products. If we underestimate our requirements, we may have inadequate inventory, resulting in additional product costs for expediting delivery of long lead time components. An increase in the cost of components could result in lower margins. Additionally, these long lead times have in the past, and may in the future, cause us to purchase larger quantities of some parts, increasing our investment in inventory and the risk of the parts’ obsolescence. Any subsequent write-off of inventory could also result in lower margins. See “Factors Affecting Future Operating Results—Dependence on Sole and Single Source Suppliers”.

Operating Costs

We classify our operating expenses into three general operational categories: selling and marketing, research and development, and general and administrative. Our operating expenses include stock-based compensation expense, amortization of certain intangible assets, and, through December 31, 2001, amortization of goodwill. We classify charges to the selling and marketing, research and development, and general and administrative expense categories based on the nature of the expenditures. Although each of these three categories includes expenses that are unique to the category type, there are commonly recurring expenditures that typically appear in all of these categories, such as salaries, amortization of stock-based compensation, employee benefits, travel and entertainment costs, allocated communication costs, rent and facilities costs, and third party professional service fees. The selling and marketing category of operating expenses also includes expenditures specific to the selling and marketing group, such as commissions, public relations and advertising, trade shows, and marketing materials.

We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities, based upon the square footage of facilities used by each of these areas or the headcount in each of these areas. These allocated charges include facility rent, utilities, communications charges, and depreciation expenses for our building, equipment, and office furniture.

In the first three months of 2002, we recorded amortization of deferred stock-based compensation expense of $525,000 related to the grant of pre-IPO options to purchase our common stock at exercise prices subsequently deemed to be below fair market value. Total compensation expense related to these options, which were granted in 1999 and the first quarter of 2000, are amortized on a straight-line basis, over the respective four-year vesting periods of the options, to the departments of the employees who received these below market option grants. In the first three months of 2002 and 2001, we allocated amortization of deferred stock-based compensation expense of $72,000 and $74,000, respectively, to cost of sales, $200,000 and $212,000, respectively, to research and development expense, $161,000 and $165,000, respectively, to selling and marketing expense, and $92,000 and $94,000, respectively, to general and administrative expense. Also, in the first three months of 2002, we recorded $720,000 to general and administrative expense for amortization of intangible assets acquired with the purchase of companies or lines of business. At March 31, 2002, $3,736,000 of deferred stock-based compensation expense remained to be amortized, at a rate not exceeding $525,000 per quarter.

Acquisitions

In January 2001, we acquired Avantron Technologies, Inc. (“Avantron”), a Canadian company that specializes in the design and manufacture of cable TV/modem spectrum analyzers and performance monitoring systems. The purchase price was $11.9 million in cash and short-term notes payable. We accounted for this acquisition using the purchase method of accounting, and, accordingly, recorded goodwill of $4.8 million, to be amortized on a straight-line basis over its original estimated useful life of five years, and $5.6 million of acquired identifiable intangible assets, to be amortized on a straight-line basis over their original estimated useful lives of five years. In accordance with SFAS No. 142, we stopped amortizing goodwill from the Avantron acquisition after December 31, 2001. At March 31, 2002, we had $3.7 million in unamortized goodwill remaining from the Avantron acquisition, which we will periodically review for impairment, as required by SFAS No. 142.

In February 2002, we acquired the CaLan Cable TV test business from Agilent Technologies for approximately $7.2 million in cash. The purchase price was determined on the basis of negotiations between the Company and Agilent Technologies, taking into consideration future projections for the CaLan business. The results of operations have been included in the consolidated financial statements since that date. CaLan products incorporate DigiSweep technology, the industry’s fastest, high resolution, digital services-compatible sweep. CaLan products are designed to support a complete range of remote and field maintenance activities, from forward and return path alignment, to signal measurement and ingress troubleshooting. As a result of this asset purchase, we will have a complete product portfolio of cable TV field test equipment. This will allow us to move towards the number two-competitor position for the cable TV field test market. We recorded acquired identifiable intangible assets of $3.5 million, to be amortized on a straight-line basis over their original estimated useful lives of two-and-a-half to five years, and goodwill of $2.1 million, which we will periodically review for impairment, as required by SFAS No. 142.

We believe that acquisitions and joint ventures may be an important part of our growth and competitive strategy. See “Factors Affecting Future Operating Results—Acquisitions.”

Salary Reductions

During the first quarter of 2002, the Company implemented reductions in workforce and salary adjustments. These salary adjustments were as high as 25%. These actions are expected to reduce the Company’s future payroll costs by approximately 10%.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and we have prepared our discussion and analysis of our financial condition and results of operations based upon these financial statements. The preparation of these financial statements requires us to apply accounting policies using estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We consider “critical” those accounting policies that meet both of the following criteria: They must require our most difficult, subjective, or complex judgments, which often result from a need to make estimates about the effect of matters that are inherently uncertain, and they must be among the most important of our accounting policies to the portrayal of our financial condition and results of operations. These critical accounting policies include determination of our allowance for doubtful accounts receivable, valuation of excess and obsolete inventory, reserves for future costs of meeting obligations under our standard product warranty agreements, deferred tax assets and liabilities, and revenue recognition.

We determine our allowance for doubtful accounts receivable by making our best estimate considering our historical accounts receivable collection experience and the information that we have about the status of our accounts receivable balances. If future conditions cause our collection experience to change or if we later obtain different information about the status of any or all of our accounts receivable, additional allowances for doubtful accounts receivable may be required.

We determine the valuation of excess and obsolete inventory by making our best estimate considering the current quantities of inventory on hand and our forecast of the need for this inventory to support future sales of our products. We often have only limited information on which to base our forecasts, and if future sales differ from these forecasts, the valuation of excess and obsolete inventory may change.

We generally offer standard warranties on our products ranging from one to three years. At the time we recognize a product’s sale, we determine the reserve for the future cost of meeting our obligations under these warranties by considering our historical experience with warranty costs. If the future costs of meeting these obligations differ from the historical experience, additional reserves for warranty obligations may be required.

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for the future tax consequences attributable to operating loss and tax credit carryforwards. In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or that all of the deferred tax assets will be realized. The ultimate realization of certain deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. If we obtain information that causes our forecast of future taxable income to change or if actual future taxable income differs from our forecast, we may have to revise the carrying value of our deferred tax assets, which would affect our net income in the period in which the change was made. The ultimate realization of certain deferred tax assets is dependent on our ability to carry forward or back operating losses and tax credits. If changes in the tax laws occur that inhibit our ability to carry forward or back operating losses or tax credits, we will recognize the effect on our deferred tax assets in the results of operations of the period that includes the enactment date of the change. Furthermore, we measure our deferred tax assets and liabilities using the enacted tax laws expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. If tax laws change, we will recognize the effect on our deferred tax assets and liabilities in the results of operations of the period that includes the enactment date of the change.

The preparation of our consolidated financial statements also requires us to apply accounting policies related to revenue recognition. We recognize revenue when earned. We recognize revenue from product sales upon shipment, assuming collectibility of the resulting receivable is reasonably assured. When the arrangement with the customer includes future obligations or is contingent on obtaining customer acceptance, we recognize revenue when those obligations have been met or customer acceptance has been received.

Results of Operations

Comparison of Three-Month Periods Ended March 31, 2002 and 2001

Net Sales.    Net sales decreased 61% to $8.6 million in the first three months of 2002, from $22.5 million for the same period in 2001. Sales of our wire line access products, including DSL products, decreased by $11.1 million, sales of our fiber optics products decreased by $1.8 million, sales of our cable TV products decreased by $0.5 million, and sales of our signaling products decreased by $0.5 million.

Sales in the first three months of 2002 decreased $11.0 million or 67% in North America, $1.6 million or 61% in Europe/Africa/Middle East, $0.5 million or 20% in Asia and $0.7 million or 73% in Latin America, as compared to the same period in 2001.

The decrease in North American sales during the first quarter of 2002 over the same quarter in 2001 is primarily due to a $8.8 million decrease in sales of our wire line access products, including DSL, a $1.4 million decrease in the sales of our fiber optics products, a $0.6 million decrease in the sales of our cable TV products, and a $0.2 million decrease in the sales of our signaling products. The decreases in our North American sales were primarily the result of decreased capital spending by our telecommunications customers. In addition, over the past year, some DSL providers have encouraged customer self-installation and have reported that up to 90% of their customers perform self-installation. If the self-installation procedure reduces the need for technicians to test for DSL service, demand for our DSL wire line access products may decline further as our equipment may be used primarily for troubleshooting rather than installation.

International sales, including North American sales to Canada, decreased to $3.3 million, or 39% of net sales in the first three months of 2002, from $7.0 million, or 31% of net sales in the same period in 2001. The decrease in international sales in absolute dollars is primarily due to decreased sales of our wire line access product lines, including DSL, and our fiber optics products.

Cost of Sales.    Cost of sales consists primarily of direct material, warranty, and personnel costs related to the manufacturing of our products and allocated overhead. Cost of sales decreased 57% to $3.0 million in the first three months of 2002, from $7.0 million in the same period in 2001. This decrease is primarily due to the decrease in net sales. Cost of sales represented 35% and 31% of net sales in the first three months of 2002 and 2001, respectively. The increase as a percentage of net sales resulted primarily from an increased presence in our sales mix of cable TV products, lower margin wire line access products, and international sales, which tend to carry lower margins than North American sales because they are often made through distributor networks. We expect that cost of sales may continue to increase as a percentage of sales for the foreseeable future as our light chassis DSL products and cable TV products increase as a percentage of our overall product mix, if international sales continue to grow as a percentage of total sales, or if pricing pressures increase.

Research and Development.    Research and development expenses consist primarily of the costs of payroll and benefits for engineers, equipment, and consulting services. Research and development expenses decreased 19% to $4.1 million in the first three months of 2002, from $5.0 million for the same period in 2001. This decrease is primarily due to costs associated with decreased staffing dedicated to research and development activities and cost cutting measures implemented during the period. Research and development expenses represented 47% and 22% of net sales during the first three months of 2002 and 2001, respectively. The increase as a percentage of net sales in the first three months of 2002 is primarily due to product sales decreasing more rapidly than research and development expenditures, as we continue to invest in product development and expansion of our product lines. Research and development expenses may increase in absolute dollars as we continue to invest in product development and expand our product lines.

Selling and marketing.    Selling and marketing expenses consist primarily of the costs of payroll and benefits for selling and marketing personnel, manufacturers’ representatives and direct sales commissions, travel and facilities expenses related to selling and marketing, and trade show and advertising expenses. Selling and marketing expenses decreased 27% to $3.9 million in the first three months of 2002, from $5.4 million in the same period in 2001. This decrease is primarily due to a 45% decrease in commissions expense and cost reduction measures implemented during the period. Commission expense decreased primarily due to the decrease in our sales, particularly North American sales, for which we make the preponderance of our commission payments. Selling and marketing expenses represented 45% and 24% of net sales during the first three months of 2002 and 2001, respectively. The increase as a percentage of net sales in the first three months of 2002 is primarily due to product sales decreasing more rapidly than selling and marketing expenditures and our efforts to continue to develop the market for and sell our products. Selling and marketing expenses may increase in absolute dollars as we continue to invest in our selling and marketing capabilities. In addition, commissions included in the selling and marketing expenses will continue to fluctuate with the fluctuation of revenues each quarter.

General and Administrative.    General and administrative expenses consist primarily of payroll and benefits, facilities, other costs of our finance and administrative departments, legal and accounting expenses, and amortization expenses for goodwill and other intangible assets related to our business acquisitions. General and administrative expenses decreased 19% to $2.9 million in the first three months of 2002, from $3.6 million in the same period in 2001. General and administrative expenses represented 34% and 16% of net sales during the first three months of 2002 and 2001, respectively. The decrease in absolute dollars was primarily due to the cessation of amortization of goodwill related to acquisitions beginning on January 1, 2002 and due to cost reduction measures implemented during the period. General and administrative expenses may increase in absolute dollars to accommodate the growth of our business, to add related infrastructure, and to pursue our acquisition strategy.

Other Income, Net.    Other income, net primarily represents interest earned on cash and investment balances net of interest expense on notes payable and short-term borrowings under our line of credit. Other income, net decreased to $0.2 million in the first three months of 2002, from $0.9 million for the same period in 2001. The decrease resulted primarily from a $0.5 million decrease in interest income and non-recurring miscellaneous income of $0.2 million in the first three months of 2001 from the Electrodata, Inc. judgment which the court stated that Electrodata, Inc. had literally infringed our U.S. Patent No. 5,619,489, entitled Handheld Communication Tester. The court also entered judgment against Electrodata, Inc. that the patent claims at issue were valid and the patent was enforceable.

Income Taxes.    Income taxes consist of federal, state, and international income taxes. We recorded an income tax benefit of $1.0 million in the first three months of 2002 and income tax expense of $0.9 million in the same period in 2001. Our effective income tax rates were 20% for the first three months of 2002 and 36% for the same period in 2001. Our income tax expense and effective income tax rate are lower in the first three months 2002 than in the same period in 2001 primarily due to a different mix of global income and net consolidated losses.

Seasonality

Our sales have been seasonal in nature and tied to the buying patterns of our customers. Prior to 2000, the largest quarterly sales had usually been during the last calendar quarter of the year, as customers spent the unused portions of their annual budgets. In 2001 and 2000, there was a change in this fourth quarter seasonality with no significant remaining unused budget dollars available for an increase in the fourth quarter seasonal sales. Prior to 2001 and again in 2002, the first quarter of any given year had historically been a light period of orders due to the delayed release until mid first quarter of the current year’s budget. We expect that our quarterly operating results may fluctuate significantly and will be difficult to predict given the nature of our business. Many factors could cause our operating results to fluctuate from quarter to quarter in the future, including the lengthy and unpredictable buying patterns of our customers, the degree to which our customers allocate and spend their yearly budgets, and the timing of our customers’ budget processes.

Liquidity and Capital Resources

Historically, we have financed our operations and satisfied our capital expenditure requirements primarily through cash flow from operations and borrowings under our line of credit. Additionally, in July of 2000, we received net proceeds totaling $51.6 million from our initial public offering. As of March 31, 2002 and December 31, 2001, we had working capital of $53.8 million and $64.9 million, respectively, and cash and cash equivalents of $40.4 million and $48.7 million, respectively. As of March 31, 2002 and December 31, 2001, we also had $2.3 million and $3.5 million, respectively, in investments in marketable securities.

During the three months ended March 31, 2002, we generated $0.4 million in cash flow from operating activities, as compared to $6.9 million during the same period in 2001. Operating cash flow decreased primarily as a result of decreased revenues resulting in decreased net income before non-cash charges. Also, the amount of non-cash charges against net income for goodwill amortization and deferred income taxes decreased in the three months ended March 31, 2002 from the same period in 2001, and we made larger net pay downs of accounts payable and accrued expenses in the three months ended March 31, 2002 than in the same period of 2001. The factors decreasing operating cash flow were partially offset by net collections of accounts receivable and increase in income taxes payable.

During the three months ended March 31, 2002, we used $7.7 million in cash flow for investing activities, as compared to $25.3 million during the same period in 2001. For the three months ended March 31, 2002, cash used in investing activities included $7.2 million for the CaLan acquisition, $2.3 million for purchases of marketable securities, $1.1 million for a loan to our Chief Executive Officer, and $0.6 million for capital expenditures. Cash provided by investing activities was $3.5 million from the sale of marketable securities. During the same period in 2001, cash used in investing activities was $15.8 million for capital expenditures, $11.3 million for acquisitions and $0.1 million for purchases of marketable securities. Cash provided by investing activities was $1.9 million from the sale of marketable securities. Cash used for capital expenditures decreased during the first three months of 2002 over the same period in 2001 primarily due to the completion during March 2001 of our new facility in San Jose, California, which we built to accommodate our forecasted need for increased capacity and employee workspace. Cash outlays for the facility during the first three months of 2001 were $8.8 million for land and $5.6 million for construction. Cash used for capital expenditures during the first three months of 2001 also included research and development laboratory equipment, general office equipment to support the new facility, and demonstration equipment to support our selling and marketing programs. We have reduced expenditures for these types of items during the first three months of 2002.

During the three months ended March 31, 2002, we used $1.0 million in cash flow for financing activities, as compared to $0.3 million during the same period in 2001. For the first three months of 2002, cash used in financing activities was primarily for repurchase of common stock of $0.9 million. During the first three months of 2001, we used $0.3 million to repay short-term borrowings and $0.2 million to repay notes payable. This was partially offset by proceeds from short-term borrowings of $0.2 million.

Currently, we have a line of credit from Bank of America, N.A. for up to $9.0 million in borrowing at the bank’s prime rate less 0.25% (4.5% at March 31, 2002). The line of credit expires on August 1, 2002. We are currently renegotiating the line of credit and intend to reduce the borrowing capacity. At December 31, 2001 and March 31, 2002, there were no balances outstanding under the line of credit. Borrowings under the line of credit are secured by our inventory and accounts receivable. The agreement governing the line of credit contains covenants, that, among other things:

•	requires us to maintain various financial covenants, including profitability and current ratios;

•	limits capital expenditures;

•	restricts the payment of dividends on our common stock to dividends payable in common stock and to $1.0 million payable in any one fiscal year; and

•	restricts our ability to redeem our common stock beyond 20% of our net income for the prior fiscal year.

We were in compliance with the covenants at December 31, 2001 but not at March 31, 2002. We obtained waivers for those covenants not in compliance.

Our remaining borrowings consist of a loan from the Italian government, which bears interest at 2% a year. At March 31, 2002, the outstanding balance on this loan was $0.6 million. Interest payments are to be paid starting in 2002 and semi-annual principal payments are due over an eight-year period starting in July 2004.

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

Factors Affecting Future Operating Results

Quarterly	Fluctuations—Because our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future, our stock price may decline and may be volatile.

In the past, we have experienced significant fluctuations in our quarterly results due to a number of factors beyond our control. In the future, our quarterly operating results may fluctuate significantly and may be difficult to predict given the nature of our business. Many factors could cause our operating results to fluctuate from quarter to quarter in the future, including the following:

•
the size and timing of orders from our customers, which may be exacerbated by the increased length and unpredictability of our customers’ buying patterns, and our ability to ship these orders on a timely basis;

•	the degree to which our customers have allocated and spent their yearly budgets;

•
the uneven pace of technological innovation, the development of products responding to these technological innovations by us and our competitors, and customer acceptance of these products and innovations;

•	the varied degree of price, product and technology competition, and our customers’ and competitors’ responses to these changes;

•	the relative percentages of our products sold domestically and internationally;

•	the mix of the products we sell and the varied margins associated with these products; and

•	the timing of our customers’ budget processes.

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

Dependence on DSL—The majority of our sales have been from our DSL products. Demand for our DSL products has recently declined significantly and may decline further.

In the first three months of 2002 and 2001, sales of our DSL and other wire line access products represented approximately 52% and 69% of our net sales, respectively. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. A competitive local exchange carrier is a company that, following the Telecommunications Act of 1996, is authorized to compete in a local communications services market. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may at any time adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

In addition, the availability and quality of DSL service may be impaired by technical limitations and problems of the existing copper wire network on which DSL service runs, such as the following:

•	the distance of end users from the central office of the incumbent local exchange carrier, which is typically limited to between 12,000 and 18,000 feet;

•	the quality and degree of interference within the copper wire network;

•	the configuration of the copper wire network, which may degrade or prevent DSL service;

•
the ability of DSL networks and operational support systems of service providers to connect and manage a substantial number of online end users at high speeds, while achieving reliable and high quality service; and

•	the vulnerability of the copper wire network to physical damage from natural disasters and other unanticipated telecommunications failures and problems.

During 2001 and the first three months of 2002, the business prospects of many competitive local exchange carriers declined significantly. Some competitive local exchange carriers filed for bankruptcy or went out of business. Due to these and other factors, we have seen a decline in DSL deployment and a significant decline in demand for our DSL products. If DSL deployment rates continue to decrease or remain flat, demand for our DSL products may decline further. It is not possible to predict whether any decline would be temporary or sustained. Accordingly, our future success is partially dependent upon whether DSL technology continues to gain growing and widespread market acceptance by exchange carriers, end users of their services, and other Internet service providers and users.

In the past, our customers have deployed DSL equipment, including our products, in substantially larger volumes than their subscriber count. Over the past year to eighteen months, some of our customers have leveled or decreased the rate at which they deploy DSL equipment. This decrease has lead to a decrease in demand for our products. In addition, the inability of our current or future customers to acquire or retain subscribers as planned, or to respond to increased competition or reduced demand for their services could cause them to reduce further or to eliminate entirely their DSL deployment plans.

Use of Field Technicians—If service providers reduce their use of field technicians and continue successful implementation of a self-service installation model, demand for our products could decrease.

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

Risks of the Telecommunications Industry—We face several risks regarding the telecommunications industry, including the possible effects of its unpredictable growth or decline, the possible effects of consolidation among our principal customers, and the risk that deregulation will slow.

Since the passage of the Telecommunications Act of 1996, the telecommunications industry has experienced rapid growth. The growth has led to great innovations in technology, intense competition, short product life cycles, and, to some extent, regulatory uncertainty inside and outside the United States. The course of the development of the telecommunications industry is, however, difficult to predict. Companies operating in this industry have a difficult time forecasting future trends and developments and forecasting customer acceptance of competing technologies. One possible effect of this uncertainty is that there is, and may continue to be, a delay or a reduction in these companies’ investment in their business and purchase of related equipment, such as our products, and a reduction in their and our access to capital. In addition, deregulation may result in a delay or a reduction in the procurement cycle because of the general uncertainty involved with the transition period of businesses.

The growth that has occurred since the passage of the Telecommunications Act of 1996 has slowed, and it is unknown whether or when it will resume. This slowdown includes reduced investment in the telecommunications industry in general and delayed purchase orders for service verification equipment such as our products in particular. It is not possible to predict whether this slowdown will be temporary or sustained.

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

If deregulation in international markets or in the United States were to slow or to take an unanticipated course, the telecommunications industry might suffer, among other effects, the following:

•	a continued general slowdown in economic activity relating to the telecommunications industry and a consequent multiplier effect on the general economy;

•	continued reduced investment in the telecommunications industry in general, and in DSL technology in particular, due to increased uncertainty regarding the future of the industry and this technology;

•
greater consolidation of providers of high-speed access technologies, which may not favor the development of DSL technology and which might provide these companies with greater negotiating leverage regarding the prices and other terms of the DSL products and services they purchase;

•	uncertainty regarding judicial and administrative proceedings, which may affect the pace at which investment and deregulation continue to occur; and

•	continued delay in purchase orders of service verification equipment, such as our products, if customers were to reduce their investment in new high-speed access technologies.

Customer Concentration—A limited number of customers account for a high percentage of our net sales, and any adverse factor affecting these customers or our relationship with these customers could cause our net sales to decrease.

Our customer base is concentrated, and a relatively small number of companies have accounted for a large percentage of our net sales. Net sales from our top five customers in the United States represented approximately 23% in the first three months of 2002, 23% in 2001, and 42% in 2000. Our largest customers over this period have been affiliates of SBC Communications Inc., which include Pacific Bell Telephone Company, Southwestern Bell Telephone Company, Ameritech Corporation, Nevada Bell, Advanced Solutions, Inc., and Southern New England Telephone and which in total accounted for less than 3% of net sales in the first three months of 2002, and less than 6% in fiscal 2001. Additionally, sales to both Lucent Technologies and Solectron, a contract manufacturer for Lucent Technologies’ Stinger DSLAM products, represented approximately 6% of sales in the first three months of 2002 and 8% in fiscal 2001. As of the end of the second quarter of 2001, our initial contract orders from Lucent Technologies for the Copper Loop Test Head came to a negotiated completion. In general, our customers are not obligated to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period.

As a result of the general slowdown in the United States and global economy and the telecommunications industry and communications equipment capital spending levels in particular, our net sales declined significantly in 2001 and the first three months of 2002. We anticipate that future sales may continue to decline from our fiscal 2001 net sales. Sales of our DSL related equipment, in particular, have declined and may continue to decline further in 2002 compared to 2001. Our future sales to Lucent Technologies and Solectron may be immaterial. The loss of a major customer or the reduction, delay, or cancellation of orders from one or more of our significant customers could cause our net sales and, therefore, profits to decline. In addition, many of our customers are able to exert substantial negotiating leverage over us. As a result, they may cause us to lower our prices and to negotiate other terms and provisions that may negatively affect our business and profits.

Product Development—If we are unable to enhance our existing products and to manage successfully the development of new products, our future success may be threatened.

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

We believe our future success will depend, in part, upon our ability, on a timely and cost-effective basis, to continue to do the following:

•	anticipate and respond to varied and rapidly changing customer preferences and requirements, a process made more challenging by our customers’ buying patterns;

•
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

•
invest in research and development to enhance our existing products and to introduce new verification and diagnostic products for the telecommunications, Internet, cable network, and other markets; and

•	support our products by investing in effective advertising, marketing, and customer support.

We cannot ensure that we will accomplish these objectives, and our failure to do so could have a material adverse impact on our market share, business, and financial results.

Sales Implementation Cycles—The length and unpredictability of the sales and implementation cycles for our products makes it difficult to forecast revenues.

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

Other sources of delays that lead to long sales cycles, or even a sales loss, include current and potential customers’ internal budgeting procedures, internal approval and contracting procedures, procurement practices, and testing and acceptance processes. Recently, our customers’ budgeting procedures have lengthened. The sales cycle for larger deployment now typically ranges from six to twenty-four months. The deferral or loss of one or more significant sales could significantly affect operating results in a particular quarter, especially if there are significant selling and marketing expenses associated with the deferred or lost sales.

Managing Growth and Slowdowns—We may have difficulty managing our expansions and contractions in operations, which could reduce our chances of maintaining or restoring our profitability.

We experienced rapid growth in revenues and in our business in 2000 and 1999 followed by a significant slowdown in 2001 and the first three months of 2002 that has placed, and may continue to place, a significant strain on our management and operations. For example, our revenues increased to $113.5 million in 2000 from $61.5 million in 1999. Yet revenues slowed to $79.1 million in 2001. Our number of employees has increased to 371 at March 31, 2002 from 169 at December 31, 1999, but has decreased from 405 at March 31, 2001 and 390 at December 31, 2001. To date, we have acquired four significant companies or lines of business, Hukk Engineering in July 1999, Pro.Tel. S.r.l. and subsidiaries in February 2000, Avantron Technologies, Inc. in January 2001, and the CaLan cable TV test business from Agilent Technologies, Inc. in February 2002. As a result of our historical growth and future growth, or slowdowns, we face several risks, including the following:

•	the need to improve our operational, financial, management, informational, and control systems;

•	the need to hire, train, and retain highly skilled personnel in a market in which there may be severe shortages of these kinds of personnel, as we discuss below;

•	the possibility that our management’s attention will be diverted from running our business to the needs of managing a public company; and

•	the challenge to manage expense reductions as rapidly as revenue slowdowns without impacting development strategies.

We cannot ensure that we will be able to manage growth or slowdowns profitably.

Acquisitions—We have acquired three significant companies and one business line, and we intend to pursue further acquisitions in the future. These activities involve numerous risks, including the use of cash, acquired intangible assets, and the diversion of management attention.

As discussed in the previous section, we have acquired four significant companies or lines of business to date. As a result of these and other smaller acquisitions, we face numerous risks, including the following:

•	integrating the existing management, sales force, technicians, and other personnel into one culture and business;

•	integrating manufacturing, administrative, and management information and other control systems into our existing systems;

•	developing and implementing an integrated business strategy over what had previously been three independent companies; and

•	developing compatible or complementary products and technologies from previously independent operations.

The risks stated above will be made more difficult because CaLan is located in Santa Rosa, California; Hukk Engineering is located in Norcross, Georgia; Avantron is located in Anjou, Canada; and Pro.Tel is located in Modena, Italy. In addition, if we make future acquisitions, these risks will be exacerbated by the need to integrate additional operations at a time when we may not have fully integrated all of our previous acquisitions.

If we pursue further acquisitions, we will face similar risks as those above and additional risks, including the following:

•	the diversion of our management’s attention and the expense of identifying and pursuing suitable acquisition candidates, whether or not consummated;

•	negotiating and closing these transactions;

•	the potential need to fund these acquisitions by dilutive issuances of equity securities and by incurring debt; and

•
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

Competition—Competition could reduce our market share and decrease our net sales.

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

We expect that, as our industry and markets evolve, new competitors or alliances among competitors with existing and new technologies may emerge and acquire significant market share. We anticipate that competition in our markets will increase, and we will face greater threats to our market share, price pressure on our products, and the likelihood that, over time, our profitability, if any, may decrease. Over the past year, we have recorded lower revenue and gross margins. In addition, it is difficult to assess accurately the market share of our products or of Sunrise overall because of the high degree of fragmentation in the market for DSL service verification equipment, in particular, and for high-speed data access technology, in general. As a result, it may be difficult for us to forecast accurately trends in the markets, which of our products will be the most competitive over the longer term, and therefore, what is the best use of our human and other forms of capital. We cannot ensure that we will be able to compete effectively.

Dependence on Key Employees—If one or more of our senior managers were to leave, we could experience difficulties in replacing them and our operating results could suffer.

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

Dependence on Sole and Single Source Suppliers—Because we depend on a limited number of suppliers and some sole and single source suppliers that are not contractually bound in the long-term, our future supply of parts is uncertain.

We purchase many key products, such as microprocessors, field programmable gate arrays, bus interface chips, optical components, and oscillators, from a single source or sole suppliers, and we license certain software from third parties. We rely exclusively on third-party subcontractors to manufacture some sub-assemblies, and we have retained, from time to time, third party design services in the development of our products. We do not have long-term supply agreements with these vendors. In general, we make advance purchases of some products and components to ensure an adequate supply, particularly for products that require lead times of up to nine months to manufacture. In the past, we have experienced supply problems as a result of financial or operational difficulties of our suppliers, shortages, and discontinuations resulting from component obsolescence or other shortages or allocations by suppliers. Our reliance on these third parties involves a number of risks, including the following:

•	the unavailability of critical products and components on a timely basis, on commercially reasonable terms, or at all;

•
the unavailability of products or software licenses, resulting in the need to qualify new or alternative products or develop or license new software for our use and/or to reconfigure our products and manufacturing process, each of which could be lengthy and expensive;

•	the likelihood that, if these products are not available, we would suffer an interruption in the manufacture and shipment of our products until the products or alternatives become available;

•	reduced control over product quality and cost, risks that are exacerbated by the need to respond, at times, to unanticipated changes and increases in customer orders; and

•	the unavailability of, or interruption in, access to some process technologies.

In addition, the purchase of these components on a sole source basis subjects us to risks of price increases and potential quality assurance problems. This dependence magnifies the risk that we may not be able to ship our products on a timely basis to satisfy customers’ orders. We cannot ensure that one or more of these factors will not cause delays or reductions in product shipments or increases in product costs, which in turn could have a material adverse effect on our business.

Risks of International Operations—Our plan to expand sales in international markets could lead to higher operating expenses and may subject us to unpredictable regulatory and political systems.

Sales to customers located outside of the United States represented 39% of our net sales in the first three months of 2002, 38% in fiscal 2001, and 27% in fiscal 2000, and we expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including the following:

•
potentially higher operating expenses, resulting from the establishment of international offices, the hiring of additional personnel, and the localization and marketing of products for particular countries’ technologies;

•	the need to establish relationships with government-owned or subsidized telecommunications providers and with additional distributors;

•
fluctuations in foreign currency exchange rates and the risks of using hedging strategies to minimize our exposure to these fluctuations, which have been heightened by our acquisition of Pro.Tel and Avantron, whose revenues have been and are likely to continue to be in Euros and Canadian dollars, respectively; and

•
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

In addition, the Asia/Pacific and Latin America regions have experienced instability in many of their economies and significant devaluations in local currencies. 26% of our sales in the first three months of 2002, 19% of our sales in fiscal 2001, and 13% of our sales in fiscal 2000 were derived from customers located in these regions. These instabilities may continue or worsen, which could have a materially adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

Concentration of Control—Our executive officers and directors retain significant control over us, which allows them to decide the outcome of matters submitted to stockholders for approval. This influence may not be beneficial to all stockholders.

As of March 31, 2002, Paul Ker-Chin Chang, Paul A. Marshall, and Robert C. Pfeiffer beneficially owned 26%, 23%, and 13%, respectively, of our outstanding shares of common stock. Consequently, these three individuals, acting together, are able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of stockholders. In addition, Mr. Chang, Mr. Marshall, and Mr. Pfeiffer constitute three of the six members of the board of directors and have significant influence in directing the actions taken by the directors. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of our company may also have the effect of delaying or preventing a change in control of our company that other stockholders may consider desirable.

Potential Product Liability—Our products are complex, and our failure to detect errors and defects may subject us to costly repairs and product returns under warranty and product liability litigation.

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

Need For Highly Trained Personnel—We may not be able to retain for certain positions the R&D, manufacturing, sales, and marketing personnel we need to support our business.

Our business requires engineers, technicians, and other highly trained and experienced personnel. In particular, because our products require a sophisticated selling effort targeted at several key people within our prospective customers’ organizations, we have a special need for experienced sales personnel. In addition, the complexity of our products and the difficulty of configuring and maintaining them require certain highly trained customer service and support personnel. Although competition for such persons has decreased recently, experienced test and measurement personnel will continue to be difficult to retain, especially in the San Francisco Bay Area. Therefore, we may not be successful in retaining these individuals. Our failure to keep these kinds of employees could impair our ability to grow or maintain profitability.

Reliance On Non-U.S. Workers—If U.S. immigration policies prevent us from hiring or retaining the workers we need, our growth may be limited.

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

Intellectual Property Risks—Policing any unauthorized use of our intellectual property by third parties and defending any intellectual property infringement claims against us could be expensive and disrupt our business.

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

In addition, litigation has in the past been, and may in the future be, necessary to enforce our intellectual property rights. This kind of litigation is time-consuming and expensive to prosecute or resolve, and results in substantial diversion of management resources. We cannot ensure that we will be successful in that litigation, that our intellectual property rights will be held valid and enforceable in any litigation, or that we will otherwise be able to protect our intellectual property and proprietary technology.

Anti-takeover Provisions—Anti-takeover provisions in our charter documents could prevent or delay a change of control and, as a result, negatively impact our stockholders.

Some provisions of our certificate of incorporation and bylaws may have the effect of discouraging, delaying, or preventing a change in control of our company or unsolicited acquisition proposals that you, as a stockholder, may consider favorable. These provisions provide for:

•	authorizing the issuance of “blank check” preferred stock;

•	a classified board of directors with staggered, three-year terms;

•	prohibiting cumulative voting in the election of directors;

•	requiring super-majority voting to effect certain amendments to our certificate of incorporation and by-laws;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholders meetings.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We sell our products in North America, Asia, Latin America, Africa, the Middle East, and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates. Since our acquisitions of Pro.Tel in February 2000 and Avantron in January 2001, we have had a small amount of sales denominated in Euros and the Canadian dollar and have at certain times used derivative financial instruments to hedge our foreign exchange risks. As of March 31, 2002, we had no derivative financial instruments. To date, foreign exchange risks from sales has not been material to our operations.

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

PART II—OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings.

ITEM	2. CHANGES IN SECURITIES and USE OF PROCEEDS.

Our registration statement (Registration No. 333-32070) under the Securities Act of 1933, as amended, for our initial public offering became effective on July 12, 2000. A total of 4,600,000 shares of common stock were registered and 3,817,428 shares of our common stock were sold to an underwriting syndicate. JP Morgan H&Q (formerly Chase H&Q), CIBC World Markets and U.S. Bancorp Piper Jaffray were the managing underwriters of the offering. An additional 782,572 shares of common stock were sold on behalf of selling stockholders as part of the same offering. All shares were sold to the public at a price of $15.00 per share.

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

(a)    Exhibits

Exhibit 2.2 Amendment # 2 dated April 30, 2002 to the Asset Purchase Agreement dated January 23, 2002 among between Agilent Technologies, Inc. and Sunrise Telecom Incorporated.

Exhibit 10.12 Secured Promissory Note and Security Agreement between Sunrise Telecom Incorporated and Paul Ker-Chin Chang dated February 19, 2002.

(b)    Reports on Form 8-K

There were no Reports on Form 8-K filed during the three-month period ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRISE TELECOM INCORPORATED

(Registrant)

Date: May 10, 2002	By:	/s/ Paul Ker-Chin Chang
Paul Ker-Chin Chang
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter L. Eidelman
Peter L. Eidelman
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.2	Amendment #2 dated April 30, 2002 to the Asset Purchase Agreement dated January 23, 2002 among between Agilent Technologies, Inc. and Sunrise Telecom Incorporated.

10.12	Secured Promissory Note and Security Agreement between Sunrise Telecom Incorporated and Paul Ker-Chin Chang dated February 19, 2002.