Form 10-Q
period 2002-06-30
SUNRISE TELECOM INC
filed 2002-08-09
CIK 907152

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

Yes  ☒  No  ☐

As of August 02, 2002, there were 49,652,080 shares of the Registrant’s Common Stock outstanding, par value $0.001.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

PART I.    Financial Information

ITEM 1.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$37,369	$48,713
Investment in marketable securities	3,254	3,472
Accounts receivable, net	9,521	13,997
Inventories	9,724	8,036
Prepaid expenses and other current assets	723	714
Deferred tax asset	5,224	3,135

Total current assets	65,815	78,067
Property and equipment, net	29,001	28,850
Goodwill and other intangible assets, net	21,241	16,805
Deferred tax asset	1,765	1,484
Other assets	2,553	1,415

Total assets	$120,375	$126,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,062	$1,703
Short-term borrowings and current portion of notes payable	397	453
Other accrued expenses	8,614	9,767
Income taxes payable	714	1,002
Deferred revenue	412	280

Total current liabilities	13,199	13,205

Notes payable, less current portion	1,206	1,065
Other liabilities	343	598
Stockholders’ equity:
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,037,558 and 50,650,864 shares issued as of June 30, 2002 and December 31, 2001, respectively; 49,776,480 and 50,424,964 shares outstanding as of June 30, 2002 and December 31, 2001, respectively	50	50
Additional paid-in capital	69,037	69,943
Deferred stock-based compensation	(3,206)	(4,304)
Retained earnings	39,598	46,244
Accumulated other comprehensive income (loss)	148	(180)

Total stockholders’ equity	105,627	111,753

Total liabilities and stockholders’ equity	$120,375	$126,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$14,730	$21,078	$23,379	$43,531
Cost of sales	4,788	7,229	7,792	14,233

Gross profit	9,942	13,849	15,587	29,298

Operating expenses:
Research and development	4,628	4,550	8,701	9,584
Selling and marketing	4,426	5,813	8,349	11,180
General and administrative	3,045	3,748	5,950	7,332

Total operating expenses	12,099	14,111	23,000	28,096

Loss from operations	(2,157)	(262)	(7,413)	1,202
Other income, net	305	664	506	1,589

Income (loss) before income taxes	(1,852)	402	(6,907)	2,791
Income tax expense (benefit)	(1,061)	(23)	(2,072)	837

Net income (loss)	$(791)	$425	$(4,835)	$1,954

Earnings (loss) per share:
Basic	$(0.02)	$0.01	$(0.10)	$0.04

Diluted	$(0.02)	$0.01	$(0.10)	$0.04

Shares used in per share computation:
Basic	50,023	50,147	50,173	50,008

Diluted	50,023	51,582	50,173	51,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(4,835)	$1,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,441	4,034
Amortization of deferred stock-based compensation	1,046	1,089
Loss on disposal of property and equipment	39	9
Deferred income taxes	(2,370)	425
Changes in operating assets and liabilities (net of acquisition balances):
Accounts receivable	4,476	4,108
Inventories	(878)	2,017
Prepaid expenses and other assets	(143)	539
Accounts payable and accrued expenses	(65)	(3,147)
Deferred revenue	(111)	(40)
Income taxes payable	(250)	(606)

Net cash provided by operating activities	350	10,382

Cash flows from investing activities:
Capital expenditures	(1,250)	(18,062)
Purchases of marketable securities	(3,275)	(10,753)
Sales of marketable securities	3,491	5,977
Acquisitions, net of cash acquired	(7,322)	(11,274)
Loan to related party	(1,050)	—

Net cash used in investing activities	(9,406)	(34,112)

Cash flows from financing activities:
Payments on notes payable	(139)	(319)
Proceeds from notes payable	273	—
Net proceeds from (payments on) short-term borrowings	(48)	428
Repurchase of common stock	(3,243)	—
Net proceeds from issuance of common stock	454	742
Proceeds from exercise of stock options	87	209

Net cash provided by (used in) financing activities	(2,616)	1,060

Effect of exchange rate changes on cash	328	(91)

Net decrease in cash and cash equivalents	(11,344)	(22,761)
Cash and cash equivalents at the beginning of the period	48,713	56,298

Cash and cash equivalents at the end of the period	$37,369	$33,537

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$5	$34

Income taxes	$521	$761

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

Sunrise Telecom Incorporated and subsidiaries (collectively, “the Company”) develop, manufacture, and market service verification equipment to pre-qualify, verify, and diagnose telecommunications, cable TV, and Internet networks. The Company markets and distributes its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. The Company has wholly owned subsidiaries in Norcross, Georgia; Taipei, Taiwan; Modena, Italy; Tokyo, Japan; Seoul, Korea; and Anjou, Canada. It also has a representative liaison office in Beijing, China and a foreign sales corporation in Barbados.

These condensed consolidated financial statements, including the notes to the condensed consolidated financial statements included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for their fair presentation. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or for the full fiscal year ending December 31, 2002.

(2)    Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income (loss). The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(791)	$425	$(4,835)	$1,954
Change in unrealized gain (loss) on
Available-for-sale investments	9	(60)	(2)	(49)
Change in cumulative translation adjustment	374	58	328	(91)

Total comprehensive income (loss)	$(408)	$423	$(4,509)	$1,814

(3)    Recent Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which the Company adopted effective January 1, 2002. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that these assets be measured at the lower of book value or fair value less costs to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We are in the process of determining the impact of SFAS No. 146 on our consolidated financial statements.

(4)    Inventories

Inventories consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$5,660	$4,089
Work-in-process	1,964	1,603
Finished goods	2,100	2,344

	$9,724	$8,036

(5)    Goodwill and Other Intangible Assets — Adoption of SFAS No. 142

On January 1, 2002, the Company adopted SFAS No. 142 Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, the Company no longer amortizes goodwill from business acquisitions. Had the Company applied SFAS No. 142 during 2001, actual net income and earnings per share for the three and six month periods ended June 30, 2002 and pro forma net income and earnings per share for the three and six month periods ended June 30, 2001 would be as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss), as reported	$(791)	$425	$(4,835)	$1,954
Add back: Goodwill amortization expense, net of tax	—	439	—	805

Adjusted net income (loss)	$(791)	$864	$(4,835)	$2,759

Earnings (loss) per share:
Basic	$(0.02)	$0.02	$(0.10)	$0.06

Diluted	$(0.02)	$0.02	$(0.10)	$0.05

Acquired intangible assets consisted of the following (in thousands):

	As of June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$13,999	$(4,485)	$9,514
Non-compete	1,838	(1,068)	770
Customer list	890	(485)	405
License	360	(48)	312
Patent	57	(14)	43
Other	67	(7)	60

Total	$17,211	$(6,107)	$11,104

Unamortized intangible assets
Patent	$306
Trademarks	50
Other	11

Total	$367

Aggregate amortization expenses for the three and six-month periods ended June 30, 2002 were $1,052,000 and $1,772,000, respectively.

Estimated future aggregate annual amortization expense for acquired intangible assets is as follows (in thousands):

For the six-month period ending December 31, 2002	$1,898
For the year ending December 31, 2003	3,505
2004	2,939
2005	1,915
2006	637
2007	210

	$11,104

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 were as follows (in thousands):

Balance as of January 1, 2002	$7,149
Goodwill acquired	2,621

Balance as of June 30, 2002	$9,770

The Company completed its transitional impairment test of goodwill as of January 1, 2002 during the quarter ended June 30, 2002, as required under SFAS No. 142, and did not obtain an indication that goodwill was impaired. The impairment testing was based on a market capitalization analysis. The Company’s annual impairment test will be performed during the fourth quarter of fiscal 2002. If the Company’s market capitalization is diminished significantly, goodwill may be impaired and any resulting non-cash impairment charge may have an adverse effect on the Company’s results of operations.

	As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$10,813	$(3,191)	$7,622
Non-compete	1,838	(840)	998
Customer list	890	(283)	607
Patent	10	(6)	4
Other	64	(7)	57

Total	$13,615	$(4,327)	$9,288

Unamortized intangible assets
Patent	$301
Trademarks	68

Total	$369

(6)    Other Assets

Other assets as of June 30, 2002 consisted primarily of the Company’s investment in Top Union, a Taiwan R.O.C. corporation, in the amount of $1,062,000, and a loan to the Company’s President and Chief Executive Officer, Paul Ker-Chin Chang, in the amount of $1,050,000. Top Union is a subcontract manufacturer used by the Company for the manufacture of certain products. The loan to Mr. Chang, which was approved by the Company’s Board of Directors and Compensation Committee, requires Mr. Chang to pay interest each month at an annual percentage rate of 4.0%. Mr. Chang must repay the principal amount no later than February 18, 2005. The loan is secured by three million shares of the Company’s common stock. As of December 31, 2001, other assets consisted primarily of the Company’s investment in Top Union.

(7)    Notes Payable and Line of Credit

In connection with various acquisitions completed during 2000 and 1999, the Company had ten non-interest bearing notes payable outstanding at June 30, 2002. Amounts to be repaid under these notes total $256,000 for the period from July through December 2002 and $328,000 and $179,000 for 2003 and 2004, respectively.

The Company has a $3,000,000 revolving line of credit with a financial institution that expires on September 15, 2002, bearing interest at the bank’s prime rate less 0.25% (4.50% at June 30, 2002). The agreement, which is collateralized by the receivables and inventories of the Company, contains certain financial covenants and restrictions. As of June 30, 2002, there were no balances outstanding under the line of credit.

The remaining borrowings consisted of a loan from the Italian government, which bears interest at 2% a year. At June 30, 2002, the outstanding balance on this loan was $840,000. Semi-annual principal payments are due over an eight-year period starting in July 2004.

(8)    Earnings Per Share

Basic earnings per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of common stock issuable upon exercise of stock options, and their number is quantified using the treasury stock method. For the three and six month periods ended June 30, 2002, all potential common shares were excluded from the computation of diluted net loss per share presented because their effect would be anti-dilutive. Hence, diluted net loss per share does not include the effect of 4,303,000 and 4,155,000 anti-dilutive potential common shares for the three and six month periods ended June 30, 2002, respectively and 2,251,000 and 2,381,000 for the three and six month periods ended June 30, 2001, respectively.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic EPS — weighted-average number of common
shares outstanding	50,023	50,147	50,173	50,008
Effect of dilutive potential common shares:
Stock options outstanding	—	1,435	—	1,422

Diluted EPS — weighted-average number of common
shares outstanding	50,023	51,582	50,173	51,430

(9)    Acquisitions

On January 8, 2001, the Company acquired all the outstanding shares of Avantron Technologies, Inc. (“Avantron”), a Canadian company that specializes in the design and manufacture of cable TV / modem spectrum analyzers and performance monitoring systems.

On February 28, 2002, the Company acquired the entire CaLan Cable TV test business (“CaLan”) from Agilent Technologies for approximately $7.2 million in cash. The purchase price was determined on the basis of negotiations between the Company and Agilent Technologies, taking into consideration future projections for the CaLan business. The results of CaLan’s operations have been included in the consolidated financial statements since that date. CaLan products are designed to support a complete range of remote and field maintenance activities, from forward and return path alignment, to signal measurement and ingress troubleshooting. The purchase price for the CaLan acquisition has been allocated to the acquired assets and liabilities based on their fair values as of the date of acquisition, as follows (in thousands):

Current assets		$1,188
Equipment		135
Intangible assets subject to amortization:
Developed technology	$3,186
ComSonic license	360

Total intangible assets subject to amortization	3,546

Goodwill	2,554

Total intangible assets		6,100
Current liabilities		(201)

Net assets acquired		$7,222

The total weighted-average amortization period for the intangible assets is four years. Developed technology is amortized over a weighted average live of five years, and the ComSonic license is amortized over its remaining useful life of two-and-a-half years. Amortization expense is as follows (in thousands):

Aggregate amortization expense:
For the six month period ended June 30, 2002	$260
Estimated amortization expense:
For the year ended December 31, 2002	$651
For the year ended December 31, 2003	$781
For the year ended December 31, 2004	$733
For the year ended December 31, 2005	$637
For the year ended December 31, 2006	$637

The Company expects that the $2,554,000 of goodwill recognized in this transaction will be fully deductible for tax purposes.

On June 19, 2002, the Company acquired the ADSL Tester business from Integrated Telecom Express, Inc. (“ITeX”) for approximately $100,000 in cash. The purchase price was determined on the basis of negotiations between the Company and ITeX, taking into consideration future projections for the ADSL Tester business and the current liquidation of ITeX recently announced. The results of operations have been included in the consolidated financial statements since that date. The ITeX ADSL Tester is an ultra-lightweight portable ADSL line tester card that fits into the PCMCIA slot available on the technician’s laptop computer. The purchase price for the ITeX acquisition has been allocated to the acquired assets and liabilities based on their fair values as of the date of acquisition, as follows (in thousands):

Current assets	$83
Equipment	5
Goodwill	68
Current liabilities	(56)

Net assets acquired	$100

The Company expects that the $68,000 of goodwill recognized in this transaction will be fully deductible for tax purposes.

The following summary is prepared on an unaudited pro forma basis and reflects the condensed consolidated results of operations for the three and six-month periods ended June 30, 2002 and 2001, assuming that Avantron, CaLan, and ITeX had been acquired at the beginning of the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$14,730	$22,814	$24,596	$48,944
Net income (loss)	$(791)	$768	$(5,090)	$3,477
Basic earnings (loss) per share	$(0.02)	$0.02	$(0.10)	$0.07
Diluted earnings (loss) per share	$(0.02)	$0.01	$(0.10)	$0.07
Shares used in pro forma for basic per share computation	50,023	50,147	50,173	50,008
Shares used in pro forma for diluted per share computation	50,023	51,582	50,173	51,430

These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect the synergies, if any, that might be achieved from combined operations.

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

The Company’s chief operating decision-maker is considered to be the Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is the same as the information presented in the accompanying condensed consolidated statements of operations. As the Company’s assets are not allocated to any specific segment, the Company does not produce reports for or measure the performance of its segments based on any asset-based metrics. Therefore, the Company operates in a single operating segment: the design, manufacture, and sale of digital test equipment for telecommunications, transmission, cable, and signaling applications.

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
North America (United States and Canada)	$11,768	$13,041	$17,161	$29,413
Europe/Africa/Middle East	1,686	2,641	2,703	5,221
Asia/Pacific	936	4,667	2,889	7,120
Latin America	340	729	626	1,777

	$14,730	$21,078	$23,379	$43,531

Revenue information by product category is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Wire line access	$6,064	$13,428	$10,526	$28,969
Cable TV	4,882	2,887	7,212	5,667
Fiber optics	3,085	3,828	4,342	6,873
Signaling	699	935	1,299	2,022

	$14,730	$21,078	$23,379	$43,531

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

Overview

We develop, manufacture, and market service verification equipment to pre-qualify, verify, and diagnose telecommunications, cable, and Internet networks. We design our products to increase technicians’ effectiveness in the field and to provide realistic network simulations for equipment manufacturers to test their products. Our customers include incumbent local exchange carriers, competitive local exchange carriers, other service providers, and network infrastructure suppliers and installers throughout North America, Latin America, Europe, Africa, the Middle East, and the Asia/Pacific region.

Sources of Net Sales

We sell our products predominantly to large telecommunications and cable TV service providers. These prospective customers generally commit significant resources to an evaluation of our and our competitors’ products and require each vendor to expend substantial time, effort, and money educating the prospective customer about the value of the proposed solutions. Delays associated with potential customers’ internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twenty-four months. During the past eighteen months, we have observed a significant decline in capital spending in the telecommunications industry, which may lengthen the sales cycle further. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements or requirements contracts. As a result, we commit resources to the development and production of products without having received advance or long-term purchase commitments from customers. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on purchase orders, which can be delayed or cancelled by our customers without penalty.

Historically, a significant portion of our net sales has resulted from a small number of relatively large orders from a limited number of customers. However. no customers comprised more than 10% of our sales in the first six months of 2002. In the first six months of 2001, $6.3 million, or 15%, of our sales were from our Copper Loop Test Head sold to Lucent Technologies or Solectron, a contract manufacturer for Lucent Technologies. Solectron integrated this product into the Stinger DSLAM product that it manufactures for Lucent Technologies. The initial order from Lucent Technologies for the Cooper Loop Test Head was completed during the second quarter of 2001. Significant future orders of the Copper Loop Test Head product remain uncertain. We anticipate that our operating results for a given period will be dependent on a small number of customers.

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

Since our acquisition of Pro.Tel in February 2000 and then Avantron in January 2001, we have had a small amount of sales denominated in Euros and the Canadian dollar and have at certain times used derivative financial instruments to hedge our foreign exchange risks. As of June 30, 2002, we had no derivative financial instruments. To date, foreign exchange exposure from sales has not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our procurement activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. We may choose to limit such exposure by using hedging strategies. See “Factors Affecting Future Operating Results—Risks of International Operations.”

We recognize product sales at the time of shipment unless we have future obligations or customer acceptance is required, in which case revenue is recognized when these obligations have been met or the customer accepts the product. We offer a three-year warranty covering parts and labor on our wire line access (including DSL) products and fiber optic products sold in the United States and generally offer a one-year warranty covering parts and labor for our products sold overseas, with a two-year extended warranty option at time of sale. Our cable TV and signaling products are covered by a one-year warranty. We charge estimated warranty costs to cost of sales when the related sales are recognized. We defer revenue from sales of extended warranties and recognize it over the extended warranty term, which is generally two years. We recognize revenue for out-of-warranty repairs when we ship the repaired product.

Cost of Sales

Our cost of sales consist primarily of the following:

•	direct material costs of product components, manuals, product documentation, and product accessories;

•	production wages, taxes, and benefits;

•	allocated production overhead costs;

•	warranty costs;

•	the costs of board level assembly by third party contract manufacturers; and

•	scrapped and reserved material used in the production process.

We recognize direct cost of sales, wages, taxes, benefits, and allocated overhead costs as we ship product. We expense scrapped materials as incurred.

Our industry is characterized by limited sources and long lead times for the materials and components that we use to manufacture our products. If we underestimate our requirements, we may have inadequate inventory, resulting in additional product costs for expediting delivery of long lead time components. An increase in the cost of components could result in lower margins. Additionally, these long lead times have in the past, and may in the future, cause us to purchase larger quantities of some parts, increasing our investment in inventory and the risk of the parts’ obsolescence. Any subsequent write-off of inventory could also result in lower margins. See “Factors Affecting Future Operating Results—Dependence on Sole and Single Source Suppliers”.

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

In the first six months of 2002, we recorded amortization of deferred stock-based compensation expense of $1.0 million related to the grant of pre-IPO options to purchase our common stock at exercise prices subsequently deemed to be below fair market value. Total compensation expense related to these options, which were granted in 1999 and the first quarter of 2000, is amortized on a straight-line basis, over the respective four-year vesting periods of the options, to the departments of the employees who received these below-market option grants. During the first six months of 2002 and 2001, we allocated amortization of deferred stock-based compensation expense of $0.1 to cost of sales, $0.4 million to research and development expense, $0.3 million to selling and marketing expense, and $0.2 million to general and administrative expense. Also, during the first six months of 2002, we charged $1.8 million to general and administrative expense for amortization of intangible assets acquired with the purchase of companies or lines of business. At June 30, 2002, $3.2 million of deferred stock-based compensation expense remained to be amortized, at a rate not exceeding $0.5 per quarter.

Acquisitions

On January 8, 2001, we acquired Avantron Technologies, Inc. (“Avantron”), a Canadian company that specializes in the design and manufacture of cable TV/modem spectrum analyzers and performance monitoring systems. The purchase price was $11.9 million in cash and short-term notes payable. We accounted for this acquisition using the purchase method of accounting, and, accordingly, recorded goodwill of $4.8 million, to be amortized on a straight-line basis over its original estimated useful life of five years, and $5.6 million of acquired identifiable intangible assets, to be amortized on a straight-line basis over their original estimated useful lives of five years. In accordance with SFAS No. 142, we stopped amortizing goodwill from the Avantron acquisition after December 31, 2001. At June 30, 2002, we had $3.7 million in unamortized goodwill remaining from the Avantron acquisition, which we will periodically review for impairment, as required by SFAS No. 142.

On February 28, 2002, we acquired the CaLan Cable TV test business from Agilent Technologies for approximately $7.2 million in cash. CaLan products incorporate DigiSweep technology, the industry’s fastest, high resolution, digital services-compatible sweep and are designed to support a complete range of remote and field maintenance activities, from forward and return path alignment, to signal measurement and ingress troubleshooting.

As a result of this asset purchase, we have a complete product portfolio of cable TV field test equipment. We recorded acquired identifiable intangible assets of $3.5 million, to be amortized on a straight-line basis over their original estimated useful lives of two-and-a-half to five years, and goodwill of $2.6 million, which we will periodically review for impairment, as required by SFAS No. 142.

On June 19, 2002, the Company acquired the ADSL Tester business from Integrated Telecom Express, Inc. (“ITeX”) for approximately $100,000 in cash. The ITeX ADSL Tester is an ultra-lightweight portable ADSL line tester card that fits into the PCMCIA slot available on the technician’s laptop computer. The card supports all major protocols used in ADSL, allows user-selectable or auto-detection of the ADSL line encoding schemes, provides selectable framing settings, and allows the user to store results directly onto the laptop. We recorded goodwill of $68,000, which we will periodically review for impairment, as required by SFAS No. 142.

We believe that acquisitions and joint ventures may be an important part of our growth and competitive strategy. See “Factors Affecting Future Operating Results—Acquisitions.”

Salary Reductions

During the first quarter of 2002, the Company implemented reductions in workforce and salary adjustments. These salary adjustments were as high as 25% with overall expected payroll cost savings of 10% beginning in the second quarter of 2002.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and we have prepared our discussion and analysis of our financial condition and results of operations based on these financial statements. The preparation of these financial statements requires us to apply accounting policies using estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We consider “critical” those accounting policies that meet both of the following criteria: They must require our most difficult, subjective, or complex judgments, which often result from a need to make estimates about the effect of matters that are inherently uncertain, and they are among the most important of our accounting policies to the portrayal of our financial condition and results of operations. These critical accounting policies include determination of our allowance for doubtful accounts receivable, valuation of excess and obsolete inventory, reserves for future costs of meeting obligations under our standard product warranty agreements, deferred tax assets and liabilities, and revenue recognition.

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

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for the future tax consequences attributable to operating loss and tax credit carryforwards. In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some portion or that all of the deferred tax assets will be realized. The ultimate realization of certain deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. If we obtain information that causes our forecast of future taxable income to change or if actual future taxable income differs from our forecast, we may have to revise the carrying value of our deferred tax assets, which would affect our net income in the period in which the change occurs. The ultimate realization of certain deferred tax assets is dependent on our ability to carry forward or back operating losses and tax credits. If changes in the tax laws occur that inhibit our ability to carry forward or back operating losses or tax credits, we will recognize the effect on our deferred tax assets in the results of operations of the period that includes the enactment date of the change. Furthermore, we measure our deferred tax assets and liabilities using the enacted tax laws expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. If tax laws change, we will recognize the effect on our deferred tax assets and liabilities in the results of operations of the period that includes the enactment date of the change.

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

Results of Operations

Comparison of Three and Six-Month Periods Ended June 30, 2002 and 2001

Net Sales.    Net sales decreased 30% to $14.7 million in the second quarter of 2002 from $21.1 million for the same quarter in 2001. Net sales decreased 46% to $23.4 million in the first six months of 2002 from $43.5 million for the same period in 2001. Sales in the second quarter of 2002 of our wire line access products decreased by $7.4 million, sales of our fiber optics products decreased by $0.7 million, and sales of our signaling products decreased by $0.2 million, from the same quarter of 2001. These sales decreases were partially offset by a $2.0 million increase in sales of our cable TV products. Approximately $1.0 million of the sales increase of our cable TV products was from the CaLan acquisition. Sales in the first six months of 2002 of our wire line access products decreased by $18.4 million, sales of our fiber optics products decreased by $2.5 million, and sales of our signaling products decreased by $0.7 million, which were partially offset by a $1.5 million increase in sales of our cable TV products. Approximately $1.1 million of the sales increase of our cable TV products was from the CaLan acquisition.

Sales in the second quarter of 2002 decreased $1.3 million or 10% in North America, $1.0 million or 36% in Europe/Africa/Middle East, $3.7 million or 80% in Asia and $0.4 million or 53% in Latin America, as compared to the same quarter in 2001. Sales in the first six months of 2002 decreased $12.2 million or 42% in North America, $2.5 million or 48% in Europe/Africa/Middle East, $4.2 million or 59% in Asia, and $1.2 million or 65% in Latin America, as compared to the same period in 2001.

The decrease in North American sales during the second quarter and the first six months of 2002 over the same periods in 2001 is primarily due to a $5.9 million and a $17.1 million decrease, respectively, in sales of our wire line access products a $0.1 million and a $1.4 million decrease, respectively, in the sales of our fiber optics products, and a $0.1 million and a $0.5 million decrease, respectively, in the sales of our signaling products. These decreases were partially offset by a $4.9 million and a $6.7 million increase, respectively, in the sales of our cable TV products. Approximately 50% of the growth of our cable TV product sales relates to acquired products from the CaLan business acquired during the first quarter of 2002. The decreases in our North American sales were primarily the result of decreased capital spending by our telecommunications customers. In addition, over the past year, some DSL providers have encouraged customer self-installation and have reported that up to 90% of their customers perform self-installation. If the self-installation procedure reduces the need for technicians to test for DSL service, demand for our DSL wire line access products may decline further as our equipment may be used primarily for troubleshooting rather than installation.

International sales, including North American sales to Canada, decreased to $3.2 million, or 22% of net sales, in the second quarter of 2002, from $8.7 million, or 41% of net sales in the same quarter in 2001. International sales, including North American sales to Canada, decreased to $6.5 million, or 28% of net sales, in the first six months of 2002, from $15.6 million, or 36% of net sales in the same period in 2001. The decrease in international sales in absolute dollars is primarily due to decreased sales of our wire line access product lines, and our fiber optics products.

Cost of Sales.    Cost of sales consists primarily of direct material, warranty, and personnel costs related to the manufacturing of our products and allocated overhead. Cost of sales decreased 34% to $4.8 million in the second quarter of 2002, from $7.2 million in the same quarter in 2001. This decrease is primarily due to the decrease in net sales. Cost of sales decreased 45% to $7.8 million in the first six months of 2002, from $14.2 million in the same period in 2001. Cost of sales represented 33% and 34% of net sales in the second quarter of 2002 and 2001, respectively, and 33% of net sales in both the first six months of 2002 and 2001. The slight decrease as a percentage of net sales resulted primarily from an increase mix in higher margin products as well as cost reduction strategies. However, we expect that cost of sales may increase as a percentage of sales in the future due to possible fluctuations in our overall product mix, if international sales grow as a percentage of total sales, or if pricing pressures increase.

Research and Development.    Research and development expenses consist primarily of the costs of payroll and benefits for engineers, equipment, and consulting services. Research and development expenses increased 2% to $4.6 million in the second quarter of 2002, from $4.5 million for the same quarter in 2001. The increase is primarily due to increased prototyping costs and outside design service costs offset by savings from payroll reductions and other cost cutting measures. Research and development expenses decreased 9% to $8.7 million in the first six months of 2002, from $9.6 million for the same period in 2001. This decrease is primarily due to decreased payroll dedicated to research and development activities and cost cutting measures implemented during the period. Research and development expenses represented 31% and 22% of net sales during the second quarters of 2002 and 2001, respectively, and 37% and 22% of net sales during the first six months of 2002 and 2001, respectively. The increase as a percentage of net sales is primarily due to product sales decreasing more rapidly than research and development expenditures, as we continue to invest in product development and expansion of our product lines. Research and development expenses may increase in absolute dollars as we continue to invest in product development and expand our product lines.

Selling and marketing.    Selling and marketing expenses consist primarily of the costs of payroll and benefits for selling and marketing personnel, manufacturers’ representative and direct sales commissions, travel and facilities expenses related to selling and marketing, and trade show and advertising expenses. Selling and marketing expenses decreased 24% to $4.4 million in the second quarter of 2002, from $5.8 million in the same quarter in 2001. Selling and marketing expenses decreased 25% to $8.3 million in the first six months of 2002, from $11.2 million in the same period in 2001. These decreases are primarily due to decreases in commissions expense and due to cost reduction measures. Commission expense decreased primarily due to the decrease in our sales, particularly North American sales, for which we make the preponderance of our commission payments. Selling and marketing expenses represented 30% and 28% of net sales during the second quarters of 2002 and 2001, respectively, and 36% and 26% of net sales during the first six months of 2002 and 2001, respectively. The increase as a percentage of net sales in the first six months of 2002 is primarily due to product sales decreasing more rapidly than selling and marketing expenditures and our efforts to continue to develop the market for and sell our products. Selling and marketing expenses may increase in absolute dollars as we continue to invest in our selling and marketing capabilities. In addition, commissions included in the selling and marketing expenses will continue to fluctuate with the fluctuation of revenues each quarter.

General and Administrative.    General and administrative expenses consist primarily of payroll and benefits, facilities, other costs of our finance and administrative departments, legal and accounting expenses, and amortization expenses for goodwill and other intangible assets related to our business acquisitions. General and administrative expenses decreased 19% to $3.0 million in the second quarter of 2002, from $3.7 million in the same quarter in 2001. General and administrative expenses decreased 19% to $5.9 million in the first six months of 2002, from $7.3 million in the same period in 2001. These decreases are primarily due to the cessation of amortization of goodwill related to acquisitions beginning on January 1, 2002 and due to cost reduction measures implemented during the period. General and administrative expenses represented 21% and 18% of net sales during the second quarters of 2002 and 2001, respectively, and 25% and 17% of net sales during the first six months of 2002 and 2001, respectively. General and administrative expenses may increase in absolute dollars if we experience growt in our business, expand our infrastructure, or pursue additional acquisitions.

Other Income, Net.    Other income, net primarily represents interest earned on cash and investment balances. Other income, net decreased to $0.3 million in the second quarter of 2002, from $0.7 million for the same quarter in 2001. Other income, net decreased to $0.5 million in the first six months of 2002, from $1.6 million for the same period in 2001. These decreases resulted primarily from a decrease in interest income as our cash and marketable securities balances declined and interest rates fell.

Income Taxes.    Income taxes consist of federal, state, and international income taxes. We recorded an income tax benefit of $1.1 million in the second quarter of 2002 and $23,000 in the same quarter in 2001. We recorded an income tax benefit of $2.1 million in the first six months of 2002 and income tax expense of $0.8 million in the same period in 2001. Our effective income tax rates were 57% and a benefit of 6% for the three months ended June 30, 2002 and 2001, respectively, and 30% for the six-months ended June 30, 2002 and 2001.

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

Liquidity and Capital Resources

Historically, we have financed our operations and satisfied our capital expenditure requirements primarily through cash flow from operations and borrowings under our line of credit. Additionally, in July of 2000, we received net proceeds totaling $51.6 million from our initial public offering. As of June 30, 2002 and December 31, 2001, we had working capital of $52.6 million and $64.9 million, respectively, and cash and cash equivalents of $37.4 million and $48.7 million, respectively. As of June 30, 2002 and December 31, 2001, we also had $3.3 million and $3.5 million, respectively, in investments in marketable securities.

During the six months ended June 30, 2002, we generated $0.4 million in cash flow from operating activities, as compared to $10.4 million during the same period in 2001. Operating cash flow decreased primarily because decreased revenues resulted in decreased net income before non-cash charges.

During the six months ended June 30, 2002, we used $9.4 million in cash flow for investing activities, as compared to $34.1 million during the same period in 2001. For the six months ended June 30, 2002, cash used in investing activities included $7.2 million for the CaLan acquisition, $3.3 million for purchases of marketable securities, $1.1 million for a loan to our Chief Executive Officer, $1.3 million for capital expenditures, and $0.1 million for the Itex acquisition. Cash provided by investing activities in the 2002 period was $3.5 million from the sale of marketable securities. During the same period in 2001, cash used in investing activities was $18.1 million for capital expenditures, $11.3 million for the acquisition of Avantron and $10.8 million for purchases of marketable securities. Cash provided by investing activities in the 2001 period was $6.0 million from the sale of marketable securities. Cash used for capital expenditures decreased during the first six months of 2002 over the same period in 2001 primarily due to the completion of our new facility in San Jose, California in March 2001, which we built to accommodate our forecasted need for increased capacity and employee workspace. Cash outlays for the facility during the first six months of 2001 were $8.8 million for land and $5.6 million for construction. Cash used for capital expenditures during the first six months of 2001 also included research and development laboratory equipment, general office equipment to support the new facility, and demonstration equipment to support our selling and marketing programs.

During the six months ended June 30, 2002, we used $2.6 million in cash flow for financing activities, as compared to generating $1.1 million during the same period in 2001. For the first six months of 2002, cash used in financing activities was primarily for repurchase of common stock of $3.2 million, $0.1 million used to repay notes payable, and $0.1 million net payments for short-term borrowings. This was offset by $0.5 million from proceeds from common stock issued, $0.3 million from proceeds on notes payable, and $0.1 million proceeds from stock options exercised. During the first six months of 2001, net proceeds from short-term borrowings were $0.4 million, proceeds from stock options exercised were $0.2 million, and proceeds from common stock issued were $0.7 million. This was offset by $0.3 million used to repay notes payable.

Currently, we have a line of credit from Bank of America, N.A. for up to $3.0 million in borrowing at the bank’s prime rate less 0.25% (4.50% at June 30, 2002). The line of credit expires on September 15, 2002. At December 31, 2001 and June 30, 2002, there were no balances outstanding under the line of credit. Borrowings under the line of credit are secured by our inventory and accounts receivable. The agreement governing the line of credit contains covenants, with which we were in compliance at December 31, 2001 and at June 30, 2002, that, among other things:

•	require us to maintain various financial covenants, including profitability and current ratios;

•	limit capital expenditures;

•	restrict the payment of dividends on our common stock to dividends payable in common stock and to $1.0 million payable in any one fiscal year; and

•	restrict our ability to redeem our common stock in an aggregate amount not to exceed $5.0 million in fiscal year 2002.

Our remaining borrowings consist of a loan from the Italian government, which bears interest at 2% a year. At June 30, 2002, the outstanding balance on this loan was $0.8 million. Interest payments are to be paid starting in 2002 and semi-annual principal payments are due over an eight-year period starting in July 2004.

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

•	economic downturns reducing demand for telecommunication equipment and services;

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

•	the varied degree of price, product, and technology competition, and our customers’ and competitors’ responses to these changes;

•	the relative percentages of our products sold domestically and internationally;

•	the mix of the products we sell and the varied margins associated with these products; and

•	the timing of our customers’ budget processes.

The factors listed above may affect our business and stock price in several ways. Given our high fixed costs related to overhead, research and development, and advertising and marketing, among others, if our net sales are below our expectations in any quarter, we may not be able to adjust spending accordingly. Our stock price may decline and may be volatile, particularly if public market analysts and investors perceive the factors listed above to exist, whether or not that perception is accurate. Furthermore, the above factors, taken together may make it more difficult for us to issue additional equity in the future or raise debt financing to fund future acquisitions and accelerate growth.

Declining Sales—We are experiencing decreased sales and increased difficulty in predicting future operating results.

As a result of current unfavorable economic and market conditions, our sales are declining, we are unable to predict future sales accurately, and we are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include the following:

•	uncertainty regarding the capital spending plans of the major telecommunications carriers, upon whom we depend for sales;

•	the telecommunications carriers’ current limited access to the capital required for expansion;

•	our customers decreasing their inventory levels, which, in turn, reduces our sales;

•	lower near-term sales visibility; and

•	general market and economic uncertainty.

Based on these and other factors, many of our major customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. As a result, we currently anticipate that our net sales in the future may decline from the comparable prior year periods. In addition, our ability to meet financial expectations for future periods may be harmed.

Economic Downturn—Our operating results and financial condition could continue to be harmed if the telecommunications industry remains depressed.

The current economic downturn has resulted in reduced purchasing and capital spending in the telecommunications industry, which has been in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the increasing erosion of average selling prices. We are uncertain how long the current downturn will last. Any further decline in our customers’ markets or in general economic conditions would likely result in a further reduction in demand for our products and services and could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to reach our goals for restoring profitability.

Long-term Impact of Cost Controls—The actions we have taken in response to the recent slowdown in demand for our products and services could have long-term adverse effects on our business.

Our business has been experiencing lower revenues due to decreased or cancelled customer orders. From the third quarter of 2000 up until the first quarter of 2002, we experienced sequential declines in orders. Sales in the second quarter of fiscal 2002 increased quarter to quarter, but the absolute order and revenue numbers are still significantly below the first half of 2000 and 2001. To scale back our operations and to reduce our expenses in response to this decreased demand for our products and services and lower revenue, we have reduced our workforce, frozen hiring, cut back significantly on our use of temporary workers, and reduced discretionary spending.

Since March 2001, we have reduced our workforce by approximately 75 people, or 17%, and we may experience further workforce reductions in the remainder of 2002 in the event current order levels continue to decline. In addition, in May 2001 and February 2002, we instituted an average 7% pay reduction in 2001 and an average 10% pay reduction in 2002, applicable to many employees globally, wherever legally permissible. Some of the reductions in pay took effect via a reduction in hours for certain employees, in accordance with local law. In addition to these measures, we are continuing our initiatives to streamline our operations.

There are several risks inherent in our efforts to transition to a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and sustain them at a level necessary to restore profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges. In addition, there is the risk that cost-cutting initiatives will impair our ability to develop and market products effectively and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases, and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

Dependence on DSL—The majority of our sales have been from our DSL products. Demand for our DSL products has recently declined significantly and may decline further.

Sales of our DSL and other wire line access products represented approximately 45% of our net sales in the first six months of 2002 and 67% in the same period of 2001. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies and competitive local exchange carriers who offer DSL services. A competitive local exchange carrier is a company that, following the Telecommunications Act of 1996, is authorized to compete in a local communications services market. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may at any time adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

During 2001 and the first six months of 2002, the business prospects of many competitive local exchange carriers and incumbent local exchange carriers declined significantly. Some competitive local exchange carriers filed for bankruptcy or went out of business, and many local exchange carriers have experienced significant revenue declines. Due to these and other factors, we have seen a decline in DSL deployment and a significant decline in demand for our DSL products. If DSL deployment rates continue to decrease or remain flat, demand for our DSL products may decline further. It is not possible to predict whether any decline would be temporary or sustained. Accordingly, our future success is partially dependent upon whether DSL technology continues to gain growing and widespread market acceptance by exchange carriers, end users of their services, and other Internet service providers and users.

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

Manufacturing Capacity—As demand for our products does not match our manufacturing capacity, our earnings may continue to suffer.

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. Currently, we have excess manufacturing capacity as a result of the decrease in purchasing and capital spending in the telecommunications industry. The fixed costs associated with excess manufacturing capacity have adversely affected, and may continue to adversely affect, our earnings. Conversely, if during a market upturn we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our earnings and overall business.

Relocation of Manufacturing Facilities—We are in the process of relocating our production facilities overseas, and problems with the relocation could interfere with our operations.

To reduce our manufacturing costs, we are transitioning most of our manufacturing operations from our San Jose headquarters to our subsidiary in Taipei, Taiwan. We believe that relocating will lower our manufacturing costs, in particular labor costs, provide us with more flexibility to scale our operations to meet changing demand, and allow us to focus our engineering resources on new product development and product enhancements. However, we may not be successful in transitioning our manufacturing operations overseas or maintaining the quality standards that our customers expect. Our failure to smoothly and successfully transition production could temporarily interrupt our operations and adversely impact our ability to run our business. In addition, any failure or significant downtime in our production capabilities could prevent us from fulfilling and shipping customer orders and could harm our business.

Risks of the Telecommunications Industry—We face several risks regarding the telecommunications industry, including the possible effects of its unpredictable growth or decline, the possible effects of consolidation among our principal customers, and the risk that deregulation will slow.

After the passage of the Telecommunications Act of 1996, the telecommunications industry experienced rapid growth. The growth led to great innovations in technology, intense competition, short product life cycles, and, to some extent, regulatory uncertainty inside and outside the United States. However, the course of the development of the telecommunications industry is difficult to predict. Companies operating in this industry have a difficult time forecasting future trends and developments and forecasting customer acceptance of competing technologies. One possible effect of this uncertainty is that there is, and may continue to be, a delay or a reduction in these companies’ investment in their business and purchase of related equipment, such as our products, and a reduction in their and our access to capital. In addition, deregulation may result in a delay or a reduction in the procurement cycle because of the general uncertainty involved with the transition period of businesses.

The growth that occurred after the passage of the Telecommunications Act of 1996 has slowed dramatically, and it is unknown whether or when it will resume. This slowdown has resulted in reduced investment in the telecommunications industry in general and delayed purchase orders for service verification equipment such as our products in particular. It is not possible to predict whether this slowdown will be temporary or sustained.

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

Our customer base is concentrated, and a relatively small number of companies have accounted for a large percentage of our net sales. Net sales from our top five customers in the United States represented approximately 24% of total net sales in the first six months of 2002, 23% in 2001, and 42% in 2000. Our largest customers over this period have been affiliates of SBC Communications Inc., which include Pacific Bell Telephone Company, Southwestern Bell Telephone Company, Ameritech Corporation, Nevada Bell, Advanced Solutions, Inc., and Southern New England Telephone and which in total accounted for less than 6% of total net sales in the first six months of 2002, and less than 6% for the twelve months ended December 31, 2001. Additionally, sales to both Lucent Technologies and Solectron, a contract manufacturer for Lucent Technologies’ Stinger DSLAM products, represented approximately 3% of total net sales in the first six months of 2002 and 8% in fiscal 2001. As of the end of the second quarter of 2001, our initial contract orders from Lucent Technologies for the Copper Loop Test Head came to a negotiated completion. In general, our customers are not obligated to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period.

As a result of the general slowdown in the United States and global economy and the telecommunications industry and communications equipment capital spending levels in particular, our net sales declined significantly in 2001 and the first six months of 2002. We anticipate that our net sales in 2002 may continue to decline from our 2001 net sales. Sales of our DSL related equipment, in particular, have declined and may continue to decline further in 2002 compared to 2001. In addition, we do not expect our future sales to Lucent Technologies and Solectron to be material. The loss of a major customer or the reduction, delay, or cancellation of orders from one or more of our significant customers could cause our net sales and, therefore, profits to decline. In addition, many of our customers are able to exert substantial negotiating leverage over us. As a result, they may cause us to lower our prices and to negotiate other terms and provisions that may negatively affect our business and profits.

Goodwill	Valuation—Our financial results could be materially and adversely affected if it is determined that the book value of goodwill is higher than fair value.

Our balance sheet at June 30, 2002 includes an amount designated as “goodwill” that represents approximately 8% of assets and 9% of stockholders’ equity. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. Under a newly issued accounting pronouncement, SFAS No. 142, Goodwill and Other Intangible Assets, beginning in January 2002, the amortization of goodwill has been replaced with an “impairment test” which requires that we compare the fair value of goodwill to its book value at least annually, and more frequently if circumstances indicate a possible impairment.

We completed our transitional impairment test of goodwill as of January 1, 2002 and determined that goodwill was not impaired. Our annual impairment test will be performed during the fourth quarter. The impairment testing is based on a market capitalization analysis. Accordingly, if our market capitalization were to diminish significantly, the book value of goodwill could be higher than the fair value, and we would need to record a non-cash impairment charge for the difference, which could materially and adversely affect our operating results.

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

We experienced rapid growth in revenues and in our business in 1999 and 2000 followed by a significant slowdown in 2001 and the first six months of 2002 that has placed, and may continue to place, a significant strain on our management and operations. For example, our revenues increased to $113.5 million in 2000 from $61.5 million in 1999. Yet revenues slowed to $79.1 million in 2001. Our number of employees has increased to 383 at June 30, 2002 from 169 at December 31, 1999, but has decreased from 405 at March 31, 2001 and 390 at December 31, 2001. To date, we have acquired four significant companies or lines of business, Hukk Engineering in July 1999, Pro.Tel. S.r.l. and subsidiaries in February 2000, Avantron Technologies, Inc. in January 2001, and the CaLan cable TV test business from Agilent Technologies, Inc. in February 2002. In addition, we acquired a smaller line of business, the ADSL Tester business from Integrated Telecom Express, Inc. in June 2002. As a result of our historical growth and future growth, or slowdowns, we face several risks, including the following:

•	the need to improve our operational, financial, management, informational, and control systems;

•	the need to hire, train, and retain highly skilled personnel in a market in which there may be severe shortages of these kinds of personnel, as we discuss below;

•	the possibility that our management’s attention will be diverted from running our business to the needs of managing a public company; and

•	the challenge to manage expense reductions as rapidly as revenue slowdowns, without impacting development strategies.

We cannot ensure that we will be able to manage growth or slowdowns profitably.

Acquisitions—We have acquired three significant companies and two business lines, and we may pursue further acquisitions in the future. These activities involve numerous risks, including the use of cash, acquired intangible assets, and the diversion of management attention.

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

Dependence on Key Employees—If one or more of our senior managers were to leave, we could experience difficulty in replacing them and our operating results could suffer.

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

Sales to customers located outside of the United States represented 28% of our net sales in the first six months of 2002, 38% in fiscal 2001, and 27% in fiscal 2000, and we expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including the following:

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

In addition, the Asia/Pacific and Latin America regions have experienced instability in many of their economies and significant devaluations in local currencies. 15% of our sales in the first six months of 2002, 19% of our sales in fiscal 2001, and 13% of our sales in fiscal 2000 were from customers located in these regions. These instabilities may continue or worsen, which could have a materially adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

Concentration of Control—Our executive officers and directors retain significant control over us, which allows them to decide the outcome of matters submitted to stockholders for approval. This influence may not be beneficial to all stockholders.

As of June 30, 2002, Paul Ker-Chin Chang, Paul A. Marshall, and Robert C. Pfeiffer beneficially owned 25%, 23%, and 13%, respectively, of our outstanding shares of common stock. Consequently, these three individuals, acting together, are able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of stockholders. In addition, Mr. Chang, Mr. Marshall, and Mr. Pfeiffer constitute three of the six members of the board of directors and have significant influence in directing the actions taken by the directors. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of our company may also have the effect of delaying or preventing a change in control of our company that other stockholders may consider desirable.

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

Some provisions of our certificate of incorporation and bylaws may have the effect of discouraging, delaying, or preventing a change in control of our company or unsolicited acquisition proposals that you, as a stockholder, may consider favorable. These provisions provide for the following:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We sell our products in North America, Asia, Latin America, Africa, the Middle East, and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates. Since our acquisitions of Pro.Tel in February 2000 and Avantron in January 2001, we have had a small amount of sales denominated in Euros and the Canadian dollar and have at certain times used derivative financial instruments to hedge our foreign exchange risks. As of June 30, 2002, we had no derivative financial instruments. To date, foreign exchange risks from sales has not been material to our operations.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.    None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on May 8, 2002. At the annual meeting, the following matter was voted upon:

Election of the following directors to serve for a term ending upon the 2005 annual meeting of stockholders or upon their successors are elected and qualified:

Nominee	Total Votes For	Total Votes Against	Total Votes Withheld
Paul A. Marshall	44,138,187	7,500	69,401
Patrick Peng-Koon Ang	44,138,187	7,500	69,401

ITEM 5.    OTHER INFORMATION.    None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

Exhibit 10.13 Amendment #4 to the Loan Agreement dated May 13, 2002 between Sunrise Telecom Incorporated and Bank of America.

Exhibit 99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

Exhibit 99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K

There were no Reports on Form 8-K filed during the three-month period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRISE TELECOM INCORPORATED

(Registrant)
Date: August 9, 2002

By:	/s/ PAUL KER-CHIN CHANG
Paul Ker-Chin Chang President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PETER L. EIDELMAN
Peter L. Eidelman Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.13	Amendment #4 to the Loan Agreement dated May 13, 2002 between Sunrise Telecom Incorporated and Bank of America.

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.