Form 10-Q
period 2002-09-30
SUNRISE TELECOM INC
filed 2002-11-12
CIK 907152

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

As of November 01, 2002, there were 49,451,667 shares of the Registrant’s Common Stock outstanding, par value $0.001.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

ITEM 1.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$36,070	$48,713
Investment in marketable securities	2,502	3,472
Accounts receivable, net	8,789	13,997
Inventories	8,419	8,036
Prepaid expenses and other current assets	980	714
Income taxes receivable	1,122	—
Deferred tax assets	4,582	3,135

Total current assets	62,464	78,067
Property and equipment, net	28,378	28,850
Goodwill, net	11,046	7,149
Intangible assets, net	10,859	9,656
Deferred tax assets	1,898	1,484
Other assets	2,635	1,415

Total assets	$117,280	$126,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$441	$453
Accounts payable	1,280	1,703
Other accrued expenses	8,310	9,767
Income taxes payable	—	1,002
Deferred revenue	417	280

Total current liabilities	10,448	13,205

Notes payable, less current portion	1,241	1,065
Other liabilities	281	598
Stockholders’ equity:
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,040,658 and 50,650,864 shares issued and 49,559,762 and 50,424,964 shares outstanding as of September 30, 2002 and December 31, 2001 respectively	50	50
Additional paid-in capital	68,737	69,943
Deferred stock-based compensation	(2,684)	(4,304)
Retained earnings	39,165	46,244
Accumulated other comprehensive income (loss)	42	(180)

Total stockholders’ equity	105,310	111,753

Total liabilities and stockholders’ equity	$117,280	$126,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$14,493	$17,952	$37,872	$61,483
Cost of sales	4,469	5,952	12,261	20,185

Gross profit	10,024	12,000	25,611	41,298

Operating expenses:
Research and development	4,688	4,320	13,389	13,904
Selling and marketing	4,037	4,640	12,386	15,820
General and administrative	3,149	3,383	9,099	10,715

Total operating expenses	11,874	12,343	34,874	40,439

Income (loss) from operations	(1,850)	(343)	(9,263)	859
Other income, net	167	472	673	2,061

Income (loss) before income taxes	(1,683)	129	(8,590)	2,920
Income tax expense (benefit)	(1,364)	39	(3,436)	876

Net income (loss)	$(319)	$90	$(5,154)	$2,044

Earnings (loss) per share:
Basic	$(0.01)	$—	$(0.10)	$0.04

Diluted	$(0.01)	$—	$(0.10)	$0.04

Shares used in per share computation:
Basic	49,622	50,351	49,987	50,124

Diluted	49,622	51,319	49,987	51,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(5,154)	$2,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,485	6,202
Amortization of deferred stock-based compensation	1,568	1,634
Loss on disposal of property and equipment	145	48
Deferred income taxes	(1,861)	739
Changes in operating assets and liabilities (net of acquisition balances):
Accounts receivable	5,255	4,480
Inventories	232	3,668
Prepaid expenses and other assets	(473)	101
Accounts payable and accrued expenses	(2,430)	(3,132)
Income taxes receivable/payable	(2,084)	(1,043)
Deferred revenue	(77)	(37)

Net cash provided by operating activities	606	14,704

Cash flows from investing activities:
Purchases of marketable securities	(3,299)	(17,846)
Sales of marketable securities	4,257	10,458
Capital expenditures	(1,600)	(18,714)
Acquisitions, net of cash acquired	(8,563)	(11,275)
Loan to related party	(1,050)	—

Net cash used in investing activities	(10,255)	(37,377)

Cash flows from financing activities:
Net proceeds from (payments on) short-term borrowings	(49)	(192)
Proceeds from notes payable	273	—
Payments on notes payable	(340)	(558)
Repurchase of common stock	(3,663)	—
Net proceeds from issuance of common stock	454	742
Proceeds from exercise of stock options	90	310

Net cash provided by (used in) financing activities	(3,235)	302

Effect of exchange rate changes on cash and cash equivalents	241	(39)

Net decrease in cash and cash equivalents	(12,643)	(22,410)
Cash and cash equivalents at the beginning of the period	48,713	56,298

Cash and cash equivalents at the end of the period	$36,070	$33,888

Supplemental disclosure of cash flow information:
Cash paid for interest	$17	$40

Cash paid for income taxes	$567	$865

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

Sunrise Telecom Incorporated and subsidiaries (collectively, “the Company”) develop, manufacture, and market service verification equipment to pre-qualify, verify, and diagnose telecommunications, cable TV, and Internet networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. The Company has wholly owned subsidiaries in Norcross, Georgia; Taipei, Taiwan; Modena, Italy; Tokyo, Japan; Seoul, Korea; Anjou, Canada; and Geneva, Switzerland. It also has a representative liaison office in Beijing, China and a foreign sales corporation in Barbados.

These condensed consolidated financial statements, including the notes to the condensed consolidated financial statements included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for their fair presentation. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC. Certain prior period amounts have been reclassified to conform to the current statement presentation.

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or for the full fiscal year ending December 31, 2002.

(2)    Comprehensive Income

Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. The components of the Company’s comprehensive income or loss, net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(319)	$90	$(5,154)	$2,044
Change in unrealized gain (loss) on available-for-sale investments	(11)	91	(13)	42
Change in foreign currency translation adjustments	(96)	52	234	(39)

Total comprehensive income (loss)	$(426)	$233	$(4,933)	$2,047

(3)    Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which the Company adopted effective January 1, 2002. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that these assets be measured at the lower of book value or fair value less costs to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which the Company adopted effective July 1, 2002. Statement 145 rescinds Statement 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS No. 146 is not expected to have a material impact on the Company’s financial position and results of operations.

(4)    Inventories

Inventories consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$4,668	$4,089
Work-in-process	1,791	1,603
Finished goods	1,960	2,344

	$8,419	$8,036

(5)    Goodwill and Other Acquired Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, the Company no longer amortizes goodwill from business acquisitions. Had the Company applied SFAS No. 142 during 2001, actual net income and earnings per share for the three and nine month periods ended September 30, 2002 and pro forma net income and earnings per share for the three and nine month periods ended September 30, 2001 would be as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss), as reported	$(319)	$90	$(5,154)	$2,044
Add back: Goodwill amortization expense, net of tax	—	403	—	1,208

Adjusted net income (loss)	$(319)	$493	$(5,154)	$3,252

Earnings (loss) per share, as reported:
Basic	$(0.01)	$0.00	$(0.10)	$0.04

Diluted	$(0.01)	$0.00	$(0.10)	$0.04

Adjusted earnings (loss) per share:
Basic	$(0.01)	$0.01	$(0.10)	$0.06

Diluted	$(0.01)	$0.01	$(0.10)	$0.06

Acquired intangible assets consisted of the following (in thousands):

	As of September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$14,081	$(5,186)	$8,895
Non-compete	2,025	(1,186)	839
Customer list	890	(586)	304
License	360	(84)	276
Patents	57	(15)	42
Other	68	(9)	59

	$17,481	$(7,066)	10,415

Unamortized intangible assets
Patents			372
Other			72

Total			444

Intangible assets, net			$10,859

	As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$10,813	$(3,191)	$7,622
Non-compete	1,838	(840)	998
Customer list	890	(283)	607
Patents	10	(6)	4
Other	64	(7)	57

Total	$13,615	$(4,327)	9,288

Unamortized intangible assets
Patents			301
Other			67

Total			368

Intangible assets, net			$9,656

Aggregate amortization expense for the three and nine-month periods ended September 30, 2002 was $967,000 and $2,739,000, respectively.

Estimated future aggregate annual amortization expense for acquired intangible assets is as follows (in thousands):

For the three-month period ending December 31, 2002	$963
For the year ending December 31,
2003	3,569
2004	3,003
2005	1,979
2006	686
2007	215

$10,415

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2002 were as follows (in thousands):

Balance as of January 1, 2002	$7,149
Goodwill acquired	3,898

Balance as of September 30, 2002	$11,047

The Company completed its transitional impairment test of goodwill as of January 1, 2002 during the quarter ended June 30, 2002, as required under SFAS No. 142, and did not obtain an indication that goodwill was impaired. The impairment testing was based on a market capitalization analysis. The Company’s annual impairment test will be performed during the fourth quarter of fiscal 2002. If the Company’s market capitalization is diminished significantly, goodwill may be impairment and any resulting non-cash impaired charge may have an adverse effect on the Company’s results of operations.

(6)    Other Assets

Other assets at September 30, 2002 consisted primarily of the Company’s investment in Top Union, a Taiwan R.O.C. corporation, in the amount of $1,062,000, and a loan to the Company’s President and Chief Executive Officer, Paul Ker-Chin Chang, in the amount of $1,050,000. Top Union is a subcontract manufacturer used by the Company for the manufacture of certain products. The loan to Mr. Chang, which was approved by the Company’s Board of Directors and Compensation Committee, requires Mr. Chang to pay interest each month at an annual percentage rate of 4.0%. Mr. Chang must repay the principal amount no later than February 18, 2005. The loan is secured by three million shares of the Company’s common stock. At December 31, 2001, other assets consisted primarily of the Company’s investment in Top Union.

(7)    Notes Payable and Line of Credit

In connection with various acquisitions completed during 2002, 2000, and 1999, the Company had thirteen non-interest bearing notes payable outstanding at September 30, 2002. Amounts to be repaid under these notes total $59,000 for the period from October through December 2002 and $376,000, $223,000, $48,000, and $48,000 for 2003, 2004, 2005, and 2006 respectively.

The Company had a $3,000,000 revolving line of credit with a financial institution, which expired on September 15, 2002. At September 15, 2002, there were no balances outstanding under the line of credit, and the Company has decided not to renew the line of credit.

The remaining borrowings consisted of a loan from the Italian government, which bears interest at 2% a year. At September 30, 2002, the outstanding balance on this loan was $828,000. Semi-annual principal payments are due over an eight-year period starting in July 2004 and a note payable of $100,000 assumed from the Luciol Instruments SA acquisition, which was paid in October.

(8)    Earnings Per Share

Basic earnings per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of common stock issuable upon exercise of stock options, and their number is quantified using the treasury stock method. For the three and nine-month periods ended September 30, 2002, all potential common shares were excluded from the computation of diluted net loss per share presented because their effect would be anti-dilutive. Hence, diluted net loss per share does not include the effect of 4,559,000 and 4,290,000 anti-dilutive potential common shares for the three and nine-month periods ended September 30, 2002, respectively, and 2,539,000 and 2,434,000 for the three and nine-month periods ended September 30, 2001, respectively.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic EPS-weighted-average number of common shares outstanding	49,622	50,351	49,987	50,124
Effect of dilutive potential common shares:
Stock options outstanding	—	968	—	1,270

Diluted EPS— weighted-average number of common shares outstanding	49,622	51,319	49,987	51,394

(9)  Acquisitions

On February 28, 2002, the Company acquired the entire CaLan Cable TV test business (“CaLan”) from Agilent Technologies, Inc. for approximately $7.2 million in cash. The purchase price was determined on the basis of negotiations between the Company and Agilent Technologies, Inc., taking into consideration future projections for the CaLan business. The results of CaLan’s operations have been included in the consolidated financial statements since that date. CaLan products are designed to support a complete range of remote and field maintenance activities, from forward and return path alignment to signal measurement and ingress troubleshooting. The purchase price for the CaLan acquisition has been allocated to the acquired assets and liabilities based on their fair values as of the date of acquisition, as follows (in thousands):

Current assets		$1,188
Equipment		135
Intangible assets:
Subject to amortization:
Developed technology	$3,186
Technology license	360

Total intangible assets subject to amortization	3,546

Not subject to amortization:
Goodwill	2,554

Total intangible assets		6,100
Current liabilities		(201)

Net assets acquired		$7,222

The total weighted-average amortization period for the intangible assets is four years. Developed technology is amortized over a weighted average live of five years, and the technology license is amortized over its remaining useful life at the date of acquisition of two-and-a-half years. Amortization expense is as follows (in thousands):

Aggregate amortization expense:
For the nine month period ended September 30, 2002	$456
Estimated amortization expense:
For the year ended December 31, 2002	$651
For the year ended December 31, 2003	$781
For the year ended December 31, 2004	$733
For the year ended December 31, 2005	$637
For the year ended December 31, 2006	$637

The Company expects that the $2,554,000 of goodwill recognized in this transaction will be fully deductible for tax purposes.

On June 19, 2002, the Company acquired the ADSL Tester business from Integrated Telecom Express, Inc. (“ITeX”) for approximately $100,000 in cash. The purchase price was determined on the basis of negotiations between the Company and ITeX, taking into consideration future projections for the ADSL Tester business and the current liquidation of ITeX recently announced. The results of operations of the ADSL Tester business have been included in the consolidated financial statements since that date. The ITeX ADSL Tester is an ultra-lightweight portable ADSL line tester card that fits into the PCMCIA slot available on the technician’s laptop computer. The purchase price for the ITeX acquisition has been allocated to the acquired assets and liabilities based on their fair values as of the date of acquisition, as follows (in thousands):

Current assets	$83
Equipment	5
Goodwill	68
Current liabilities	(56)

Net assets acquired	$100

The Company expects that the $68,000 of goodwill recognized in this transaction will be fully deductible for tax purposes.

On September 4, 2002, the Company acquired Luciol Instruments SA (“Luciol”), a Swiss corporation specializing in fiber optic measurement and instrumentation, for approximately $1.2 million in cash. The purchase price was determined on the basis of negotiations between the Company and Luciol. The results of Luciol’s operations have been included in the consolidated financial statements since that date. Luciol’s products include a Chromatic Dispersion Analyzer and a high precision Optical Time Domain Reflectometer to measure the quality and fault isolation of fiber optics transmission lines. Luciol brings the Company a higher degree of expertise in the fiber optics product line. The purchase price for the Luciol acquisition has been allocated to the acquired assets and liabilities based on their fair values as of the date of acquisition, as follows (in thousands):

Current assets		$100
Equipment		22
Liabilities		(287)
Intangible assets:
Subject to amortization:
Developed technology	$84
Not subject to amortization:
Patents pending	30
Goodwill	1,275

Total intangible assets not subject to amortization	1,322

Total intangible assets		1,389

Net assets acquired		$1,224

The developed technology is amortized over a weighted average live of five years, and the patent, when issued, will be amortized over ten years. Amortization expense is as follows (in thousands):

Aggregate amortization expense:
For the nine month period ended September 30, 2002	$ 1
Estimated amortization expense:
For the year ended December 31, 2002	$ 6
For the year ended December 31, 2003	$ 17
For the year ended December 31, 2004	$ 17
For the year ended December 31, 2005	$ 17
For the year ended December 31, 2006	$ 17

The Company expects that the $1,275,000 of goodwill recognized in this transaction will be fully deductible for tax purposes.

The following summary is prepared on an unaudited pro forma basis and reflects the condensed consolidated results of operations for the three and nine-month periods ended September 30, 2002 and 2001, assuming that Avantron, CaLan, ITeX, and Luciol had been acquired at the beginning of the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$14,541	$19,547	$39,280	$68,491
Net income (loss)	$(374)	$172	$(5,630)	$3,649
Basic earnings (loss) per share	$(0.01)	$0.00	$(0.11)	$0.07
Diluted earnings (loss) per share	$(0.01)	$0.00	$(0.11)	$0.07
Shares used in pro forma for basic per share computation	49,622	50,351	49,987	50,124
Shares used in pro forma for diluted per share computation	49,622	51,319	49,987	51,394

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

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
North America (United States and Canada)	$10,442	$12,243	$27,602	$41,656
Asia/Pacific	2,061	2,463	4,950	9,583
Europe/Africa/Middle East	1,589	2,618	4,292	7,840
Latin America	401	628	1,028	2,404

	$14,493	$17,952	$37,872	$61,483

Revenue information by product category is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Wire line access	$5,890	$10,377	$16,416	$39,346
Cable TV	4,799	2,912	12,011	8,579
Fiber optics	3,296	3,877	7,638	10,750
Signaling	508	786	1,807	2,808

	$14,493	$17,952	$37,872	$61,483

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward-looking statements. When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not necessarily limited to, those set forth below under “Risk Factors Affecting Future Operating Results.” The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

Sources of Net Sales

We sell our products predominantly to large telecommunications and cable TV service providers. These prospective customers generally commit significant resources to an evaluation of our and our competitors’ products and require each vendor to expend substantial time, effort, and money educating the prospective customer about the value of the proposed solutions. Delays associated with potential customers’ internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twenty-four months. During the past two years, we have observed a significant decline in capital spending in the telecommunications industry, which may lengthen the sales cycle further. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements or requirements contracts. As a result, we commit resources to the development and production of products without having received advance or long-term purchase commitments from customers. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on purchase orders, which can be delayed or cancelled by our customers without penalty.

Historically, a significant portion of our net sales has resulted from a small number of relatively large orders from a limited number of customers. However, no customers comprised more than 10% of our sales in the first nine months of 2002. In the first nine months of 2001, $6.3 million, or 10%, of our sales were from our Copper Loop Test Head sold to Lucent Technologies or to Solectron, a contract manufacturer for Lucent Technologies. Solectron integrated this product into the Stinger DSLAM product that it manufactures for Lucent Technologies. The initial order for the Cooper Loop Test Head was completed during the second quarter of 2001, and the prospects for significant future orders of the Copper Loop Test Head product remain uncertain. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers.

Our sales have been seasonal in nature and tied to the buying patterns of our customers. Prior to 2000, the largest quarterly sales had usually been during the last calendar quarter of the year, as customers spent the unused portions of their annual budgets. In 2001 and 2000, there was a change in this fourth quarter seasonality with no significant remaining unused budget dollars available for an increase in the fourth quarter seasonal sales. Prior to 2001 and again in 2002, the first quarter of any given year had historically been a light period of orders because our large customers typically do not release their budgets for the year until mid-quarter. We expect that our quarterly operating results may fluctuate significantly and will be difficult to predict given the nature of our business. Many factors could cause our operating results to fluctuate from quarter to quarter in the future, including the lengthy and unpredictable buying patterns of our customers, the degree to which our customers allocate and spend their yearly budgets, and the timing of our customers’ budget processes.

Currently, competition in the telecommunications and cable equipment market is intense and is characterized by declining prices due to increased competition and new products. Due to competition and potential pricing pressures from large customers in the future, we expect that the average selling price for our products will decline over time. If we fail to reduce our production costs accordingly or fail to introduce higher margin new products, there will be a corresponding decline in our gross margins. See “Risk Factors Affecting Future Operating Results—Competition” and “—Risks of the Telecommunications Industry.”

During the last three years, a substantial portion of our net sales have come from customers located outside of the United States, and we believe that future growth may require expansion of our sales in international markets. Currently, we maintain a procurement support and manufacturing facility in Taipei, Taiwan; manufacturing, research, development, and sales facilities in Modena, Italy; research, development, and sales facilities in Anjou, Canada; and research and development facilities in Geneva, Switzerland. We also have a representative liaison office in Beijing, China, a foreign sales corporation in Barbados, and sales offices in Tokyo, Japan and Seoul, Korea.

Since our acquisition of Pro.Tel in February 2000 and then Avantron in January 2001, we have had a small amount of sales denominated in Euros and the Canadian dollar and have at certain times used derivative financial instruments to hedge our foreign exchange risks. As of September 30, 2002, we had no derivative financial instruments. To date, foreign exchange exposure from sales has not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our procurement and manufacturing activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. We may choose to limit such exposure by using hedging strategies. See “Risk Factors Affecting Future Operating Results—Risks of International Operations.”

Cost of Sales

Our cost of sales consist primarily of the following:

•	direct material costs of product components, manuals, product documentation, and product accessories;

•	production wages, taxes, and benefits;

•	allocated production overhead costs;

•	warranty costs;

•	the costs of board level assembly by third party contract manufacturers; and

•	scrapped and reserved material purchased for use in the production process.

We recognize direct cost of sales, wages, taxes, benefits, and allocated overhead costs as we ship product. We expense scrapped materials as incurred.

Our industry is characterized by limited sources and long lead times for the materials and components that we use to manufacture our products. If we underestimate our requirements, we may have inadequate inventory, resulting in additional product costs for expediting delivery of long lead time components. An increase in the cost of components could result in lower margins. Additionally, these long lead times have in the past, and may in the future, cause us to purchase larger quantities of some parts, increasing our investment in inventory and the risk of the parts’ obsolescence. Any subsequent write-off of inventory could also result in lower margins. See “Risk Factors Affecting Future Operating Results—Dependence on Sole and Single Source Suppliers”.

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

In the first nine months of 2002, we recorded amortization of deferred stock-based compensation expense of $1.6 million related to the grant of pre-IPO options to purchase our common stock at exercise prices subsequently deemed to be below fair market value. Total compensation expense related to these options, which were granted in 1999 and the first quarter of 2000, is amortized on a straight-line basis, over the respective four-year vesting periods of the options, to the departments of the employees who received these below-market option grants. During the first nine months of 2002 and 2001, we allocated amortization of deferred stock-based compensation expense of $0.2 million to cost of sales, $0.6 million to research and development expense, $0.5 million to selling and marketing expense, and $0.3 million to general and administrative expense. At September 30, 2002, $2.7 million of deferred stock-based compensation expense remained to be amortized, at a rate not exceeding $0.5 million per quarter. Also, during the first nine months of 2002, we charged $2.4 million to general and administrative expense for amortization of intangible assets obtained through various business acquisitions.

Acquisitions

On September 4, 2002, we acquired Luciol Instruments SA (“Luciol”), a Swiss corporation specializing in fiber optic measurement and instrumentation, for approximately $1.2 million in cash. Luciol’s products include a Chromatic Dispersion Analyzer and a high precision Optical Time Domain Reflectometer to measure the quality and fault isolation of fiber optics transmission lines. We recorded goodwill of $1.3 million, which we will periodically review for impairment, as required by SFAS No. 142. Concurrent with this acquisition, we entered into a non-compete agreement with certain former owners of Luciol that will result in our paying them a total of approximately $187,000 over four years provided that they perform as agreed to under the agreements, and we entered into employment agreements with these same former owners that will result in our paying them bonuses totaling approximately $482,000 over four years, in addition to their regular salaries and subject to certain conditions, primarily related to their continued employment by Sunrise.

We believe that acquisitions and joint ventures may be an important part of our growth and competitive strategy. See “Risk Factors Affecting Future Operating Results—Acquisitions.”

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and we have prepared our discussion and analysis of our financial condition and results of operations based on these financial statements. The preparation of these financial statements requires us to apply accounting policies using estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and various other assumptions that we believe to be reasonable. Actual results may differ from these estimates, assumptions, and judgments.

We consider “critical” those accounting policies that meet both of the following criteria: They require our most difficult, subjective, or complex judgments, which often result from a need to make estimates about the effect of matters that are inherently uncertain, and they are among the most important of our accounting policies to the portrayal of our financial condition and results of operations. These critical accounting policies are determination of our allowance for doubtful accounts receivable, valuation of excess and obsolete inventory, estimating reserves for future costs of meeting obligations under our standard product warranty agreements, accounting for deferred tax assets and liabilities, and revenue recognition.

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

We offer a three-year warranty covering parts and labor on our wire line access (including DSL) products and fiber optic products sold in the United States and generally offer a one-year warranty covering parts and labor for our products sold overseas, with a two-year extended warranty option at time of sale. Our cable TV and signaling products are covered by a one-year warranty. At the time we recognize revenue from a product’s sale, we determine the reserve for the future cost of meeting our obligations under these warranties by considering our historical experience with warranty costs. If the future costs of meeting these obligations differ from the historical experience, additional reserves for warranty obligations may be required.

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for the future tax consequences attributable to operating loss and tax credit carryforwards. In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The ultimate realization of certain deferred tax assets is dependent upon the generation of future taxable income during the periods in which the related temporary differences become deductible. If we obtain information that causes our forecast of future taxable income to change or if actual future taxable income differs from our forecast, we may have to revise the carrying value of our deferred tax assets, which would affect our net income in the period in which the change occurs. The ultimate realization of certain deferred tax assets is dependent on our ability to carry forward or back operating losses and tax credits. If changes in the tax laws occur that inhibit our ability to carry forward or back operating losses or tax credits, we will recognize the effect on our deferred tax assets in the results of operations of the period that includes the enactment date of the change. Furthermore, we measure our deferred tax assets and liabilities using the enacted tax laws expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. If tax laws change, we will recognize the effect on our deferred tax assets and liabilities in the results of operations of the period that includes the enactment date of the change.

We recognize revenue when earned. Therefore, we recognize revenue from product sales upon shipment, assuming collectibility of the resulting receivable is reasonably assured. When the arrangement with the customer includes future obligations or is contingent on obtaining customer acceptance, we recognize revenue when those obligations have been met or customer acceptance has been received. We defer revenue from sales of extended warranties and recognize it over the extended warranty term, which is generally two years. We recognize revenue for out-of-warranty repairs when we ship the repaired product.

Results of Operations

Comparison of Three and Nine-Month Periods Ended September 30, 2002 and 2001

Net Sales.    Net sales decreased 19% to $14.5 million in the third quarter of 2002 from $18.0 million for the same quarter in 2001. Net sales decreased 38% to $37.9 million in the first nine months of 2002 from $61.5 million for the same period in 2001. In the third quarter of 2002, sales of our wire line access products decreased by $4.5 million, sales of our fiber optics products decreased by $0.6 million, and sales of our signaling products decreased by $0.3 million from the same quarter of 2001. These sales decreases were generally due to reductions in capital spending by our customers in the telecommunications industry. The sales decreases were partially offset by a $1.9 million increase in sales of our cable TV products. $0.6 million of the sales increase of our cable TV products was from the CaLan acquisition. The remaining $1.2 million of intrinsic growth was primarily due to the maturation of our existing product lines, primarily the CM1000, and their increasing acceptance within the cable TV industry. Sales in the first nine months of 2002 of our wire line access products decreased by $22.9 million, sales of our fiber optics products decreased by $3.1 million, and sales of our signaling products decreased by $1.0 million. These sales decreases were generally due to reductions in capital spending by our customers in the telecommunications industry. These sales decreases were partially offset by a $3.4 million increase in sales of our cable TV products. $1.7 million of the sales increase of our cable TV products was from the CaLan acquisition. The remaining $1.7 million of intrinsic growth was primarily due to the maturation of our existing product lines, primarily the CM1000, and their increasing acceptance within the cable TV industry.

Sales in the third quarter of 2002 decreased $1.8 million or 15% in North America, $1.0 million or 38% in Europe/Africa/Middle East, $0.4 million or 16% in Asia, and $0.2 million or 33% in Latin America, as compared to the same quarter in 2001. Sales in the first nine months of 2002 decreased $14.1 million or 34% in North America, $3.5 million or 45% in Europe/Africa/Middle East, $4.6 million or 48% in Asia, and $1.4 million or 57% in Latin America as compared to the same period in 2001.

The decrease in North American sales during the third quarter and the first nine months of 2002 over the same periods in 2001 is primarily due to a $3.8 million and a $16.6 million decrease, respectively, in sales of our wire line access products, a $33,000 increase and a $1.5 million decrease, respectively, in the sales of our fiber optics products, and a $0.1 million and a $0.6 million decrease, respectively, in the sales of our signaling products. These decreases were partially offset by a $2.1 million and a $4.7 million increase, respectively, in the sales of our cable TV products. 32% of the third quarter and 50% of the nine month period 2002 over 2001 growth in our cable TV product sales relates to products from the CaLan business acquired during the first quarter of 2002. The decreases in our North American sales were primarily the result of decreased capital spending by our telecommunications customers. In addition, over the past year, some DSL providers have encouraged customer self-installation and have reported that up to 90% of their customers perform self-installation. The self-installation procedure reduces the need for technicians to test for DSL service, reducing the demand for our DSL wire line access products as our equipment is used primarily for troubleshooting rather than installation.

International sales, including North American sales to Canada, decreased to $4.1 million, or 29% of net sales, in the third quarter of 2002, from $6.5 million, or 36% of net sales in the same quarter in 2001. International sales, including North American sales to Canada, decreased to $10.7 million, or 28% of net sales, in the first nine months of 2002, from $22.1 million, or 36% of net sales in the same period in 2001. The decrease in international sales in absolute dollars is primarily due to decreased sales of our wire line access product lines and our fiber optics products.

Cost of Sales.    Cost of sales consists primarily of direct material, warranty, and personnel costs related to the manufacturing of our products and allocated overhead. Cost of sales decreased 25% to $4.5 million in the third quarter of 2002, from $6.0 million in the same quarter in 2001. This decrease is primarily due to the decrease in net sales. Cost of sales decreased 39% to $12.3 million in the first nine months of 2002, from $20.2 million in the same period in 2001. Cost of sales represented 31% and 33% of net sales in the third quarters of 2002 and 2001, respectively, and 32% and 33% of net sales in the first nine months of 2002 and 2001, respectively. The slight decrease as a percentage of net sales resulted primarily from an increased mix of higher margin products and from cost reduction strategies. However, we expect that cost of sales may increase as a percentage of sales in the future due to possible fluctuations in our overall product mix, if international sales grow as a percentage of total sales, or if pricing pressures increase.

Research and Development.    Research and development expenses consist primarily of the costs of payroll and benefits for engineers, equipment, and consulting services. Research and development expenses increased 9% to $4.7 million in the third quarter of 2002, from $4.3 million for the same quarter in 2001. The increase is primarily due to increased prototyping costs and outside design service costs offset by savings from payroll reductions and other cost cutting measures. Research and development expenses decreased 4% to $13.4 million in the first nine months of 2002, from $13.9 million for the same period in 2001. This decrease is primarily due to decreased payroll dedicated to research and development activities. Research and development expenses represented 32% and 24% of net sales during the third quarters of 2002 and 2001, respectively, and 35% and 23% of net sales during the first nine months of 2002 and 2001, respectively. The increase as a percentage of net sales is primarily due to product sales decreasing more rapidly than research and development expenditures, as we continue to invest in product development and expansion of our product lines. Research and development expenses may increase in absolute dollars as we continue to invest in product development and expand our product lines.

Selling and marketing.    Selling and marketing expenses consist primarily of the costs of payroll and benefits for selling and marketing personnel, manufacturers’ representative and direct sales commissions, travel and facilities expenses related to selling and marketing, and trade show and advertising expenses. Selling and marketing expenses decreased 13% to $4.0 million in the third quarter of 2002, from $4.6 million in the same quarter in 2001. Selling and marketing expenses decreased 22% to $12.4 million in the first nine months of 2002, from $15.8 million in the same period in 2001. These decreases are primarily due to decreases in commissions expense and cost reduction measures. Commission expense decreased primarily due to the decrease in our sales, particularly North American sales, for which we make the preponderance of our commission payments. Selling and marketing expenses represented 28% and 26% of net sales during the third quarters of 2002 and 2001, respectively, and 33% and 26% of net sales during the first nine months of 2002 and 2001, respectively. The increase as a percentage of net sales in the first nine months of 2002 is primarily due to product sales decreasing more rapidly than selling and marketing expenditures and our efforts to continue to develop the market for and sell our products. Selling and marketing expenses may increase in absolute dollars as we continue to invest in our selling and marketing capabilities. In addition, commissions included in the selling and marketing expenses will continue to fluctuate with the fluctuation of revenues each quarter.

General and Administrative.    General and administrative expenses consist primarily of payroll and benefits, facilities, other costs of our finance and administrative departments, legal and accounting expenses, and amortization expenses for goodwill and other intangible assets related to our business acquisitions. General and administrative expenses decreased 9% to $3.1 million in the third quarter of 2002, from $3.4 million in the same quarter in 2001. General and administrative expenses decreased 15% to $9.1 million in the first nine months of 2002, from $10.7 million in the same period in 2001. These decreases are primarily due to the cessation of amortization of goodwill related to acquisitions beginning on January 1, 2002 and due to ongoing cost reduction measures. General and administrative expenses represented 21% and 19% of net sales during the third quarters of 2002 and 2001, respectively, and 24% and 17% of net sales during the first nine months of 2002 and 2001, respectively. General and administrative expenses may increase in absolute dollars if we experience growth in our business, expand our infrastructure, or pursue additional acquisitions.

Other Income, Net.    Other income, net primarily represents interest earned on cash and investment balances. Other income, net decreased to $0.2 million in the third quarter of 2002, from $0.5 million for the same quarter in 2001. Other income, net decreased to $0.7 million in the first nine months of 2002, from $2.1 million for the same period in 2001. These decreases resulted primarily from a decrease in interest income as our cash and marketable securities balances declined and interest rates fell.

Income Taxes.    Income taxes consist of federal, state, and international income taxes. We recorded an income tax benefit of $1.4 million in the third quarter of 2002 and income tax expense of $39,000 in the same quarter in 2001. We recorded an income tax benefit of $3.4 million in the first nine months of 2002 and income tax expense of $0.9 million in the same period in 2001. Our effective income tax rates were 81% and 30% for the three months ended September 30, 2002 and 2001, respectively, and 40% and 30% for the nine months ended September 30, 2002 and 2001, respectively. We calculate our effective income tax rate using an estimate of our expected annual pre-tax loss for 2002. The 81% rate during the third quarter of 2002 resulted from the adjustment of our year to date rate to 40% from the 30% rate used during the first six months of 2002. This change occurred as the result of our projections of our pre-tax loss becoming clearer as the year progressed.

Liquidity and Capital Resources

Historically, we have financed our operations and satisfied our capital expenditure requirements primarily through cash flow from operations. Additionally, in July of 2000, we received net proceeds totaling $51.6 million from an initial public offering.

As of September 30, 2002 and December 31, 2001, we had working capital of $52.0 million and $64.9 million, respectively, and cash and cash equivalents of $36.1 million and $48.7 million, respectively. As of September 30, 2002 and December 31, 2001, we also had $2.5 million and $3.5 million, respectively, in investments in marketable securities.

During the nine months ended September 30, 2002, we generated $0.6 million in cash flow from operating activities, as compared to $14.7 million during the same period in 2001. Operating cash flow decreased primarily because decreased revenues resulted in decreased net income before non-cash charges.

During the nine months ended September 30, 2002, we used $10.2 million in cash flow for investing activities, as compared to $37.4 million during the same period in 2001. For the nine months ended September 30, 2002, cash used in investing activities included $3.3 million for purchases of marketable securities, $1.6 million for capital expenditures, $8.6 million for business acquisitions, including $7.2 million for the Calan acquisition, $1.2 million for the Luciol acquisition, and $0.1 million for the ITeX acquisition, and $1.1 million for a loan to our Chief Executive Officer. Cash provided by investing activities in the 2002 period was $4.3 million from the sale of marketable securities. During the same period in 2001, cash used in investing activities was $18.7 million for capital expenditures, $17.8 million for purchases of marketable securities, and $11.3 million for the acquisition of

Avantron. Cash provided by investing activities in the 2001 period was $10.5 million from the sale of marketable securities. Cash used for capital expenditures decreased during the first nine months of 2002 over the same period in 2001 primarily due to the completion of our new facility in San Jose, California in March 2001, which we built to accommodate our forecasted need for increased capacity and employee workspace. Cash outlays for the facility during the first nine months of 2001 were $8.8 million for land and $5.6 million for construction. Cash used for capital expenditures during the first nine months of 2001 also included research and development laboratory equipment, general office equipment to support the new facility, and demonstration equipment to support our selling and marketing programs.

During the nine months ended September 30, 2002, we used $3.2 million in cash flow for financing activities, as compared to generating $0.3 million during the same period in 2001. For the first nine months of 2002, cash used in financing activities was primarily for repurchase of common stock of $3.7 million, $0.3 million used to repay notes payable, and $0.1 million net payments for short-term borrowings. This was offset by $0.5 million from proceeds from common stock issued, $0.3 million from proceeds from notes payable, and $0.1 million proceeds from stock options exercised. During the first nine months of 2001, proceeds from common stock issued were $0.7 million, and net proceeds from stock options exercised were $0.3 million. This was offset by $0.6 million used to repay notes payable and $0.2 million to repay short-term borrowings.

We had a $3,000,000 revolving line of credit with a financial institution, which expired on September 15, 2002. At September 15, 2002, there were no balances outstanding under the line of credit, and we have decided not to renew the line of credit.

Our outstanding debt at September 30, 2002 consisted primarily of an $0.8 million loan from the Italian government to be paid off over eight years through semi-annual payments staring in 2004 and thirteen notes payable related to acquisitions totaling $0.8 million that are being paid off in quarterly installments ending in 2006.

We believe that current cash balances and cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next 12 months. However, any material acquisition of complementary businesses, products or technologies, or material joint ventures could require us to obtain additional equity or debt financing. We cannot assure you that such additional financing would be available on acceptable terms, if at all.

Risk Factors Affecting Future Operating Results

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

The factors listed above may affect our business and stock price in several ways. Given our high fixed costs from overhead, research and development, and advertising and marketing, and other activities necessary to run our business, if our net sales are below our expectations in any quarter, we may not be able to adjust spending accordingly. For example, in the first nine months of 2002 our net sales declined 38% over the same period in 2001, but our operating expenses only declined 14% because of fixed costs. Our stock price may decline and may be volatile, particularly if public market analysts and investors perceive the factors listed above to exist, whether or not that perception is accurate. Furthermore, the above factors, taken together may make it more difficult for us to issue additional equity in the future or raise debt financing to fund future acquisitions and accelerate growth.

Declining Sales—We are experiencing decreased sales and increased difficulty in predicting future operating results.

As a result of current unfavorable economic and market conditions, our year-on-year sales have been declining, we are unable to predict future sales accurately, and we are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include the following:

•	uncertainty regarding the capital spending plans of the major telecommunications carriers upon whom we depend for sales;

•	the telecommunications carriers’ current limited access to the capital required for expansion;

•	lower near-term sales visibility;

•	general market and economic uncertainty; and

•	general market and economic uncertainty.

Based on these and other factors, many of our major customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements.

Economic Downturn—Our operating results and financial condition could continue to be harmed if the telecommunications industry remains depressed.

The current economic downturn has resulted in reduced purchasing and capital spending in the telecommunications industry, which has been in a downward cycle characterized by diminished product demand, excess manufacturing capacity and the increasing erosion of average selling prices. The downturn has already adversely affected the businesses and cash flows of many of our customers and has even caused some of them to file for bankruptcy. We are uncertain how long the current downturn will last. Continuation of the downturn or any further decline in our customers’ markets or in general economic conditions would likely result in a further reduction in demand for our products and services and also would further limit our customers’ ability to pay for the products that they do buy from us. All of these circumstances could harm our consolidated financial position, results of operations, cash flows and stock price, and could limit our ability to reach our goals for restoring profitability.

Long-term Impact of Cost Controls—The actions we have taken in response to the recent slowdown in demand for our products and services could have long-term adverse effects on our business.

Our business has been experiencing lower revenues due to decreased or cancelled customer orders. From the third quarter of 2000 through the first quarter of 2002, we experienced sequential declines in orders. For the first nine months of 2002, order and revenue numbers are significantly below the first nine months of 2000 and 2001. To scale back our operations and to reduce our expenses in response to this decreased demand for our products and services and lower revenue, we have reduced our workforce, restricted hiring, reduced and froze employee salaries, and reduced discretionary spending.

Since March 2001, we have reduced our workforce, including temporary employees and net of additions, by approximately 37 people, or 9%, and we may experience further workforce reductions in the future in the event current order levels decline. In addition, in May 2001 and February 2002, we instituted an average 7% pay reduction in 2001 and an average 10% pay reduction in 2002, applicable to many employees globally, wherever legally permissible. Some of the reductions in pay took effect via a reduction in hours for certain employees, in accordance with local law. We have also tightly restricted any subsequent increase in salaries. In addition to these measures, we are continuing our initiatives to streamline our operations.

There are several risks inherent in our efforts to transition to a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and sustain them at a level necessary to restore profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges. In addition, there is the risk that cost-cutting initiatives will impair our future ability to develop and market products effectively and remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases, and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

Dependence on Wireline Access Products, including DSL—The majority of our sales have been from our Wireline Access including DSL products. Demand for these products has declined significantly and may decline further.

Sales of our DSL and other wire line access products represented approximately 43% of our net sales in the first nine months of 2002 and 64% in the same period of 2001. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies and competitive local exchange carriers who offer DSL services. A competitive local exchange carrier is a company that, following the Telecommunications Act of 1996, is authorized to compete in a local communications services market. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may at any time adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

During 2001 and the first nine months of 2002, the business prospects of many competitive local exchange carriers and incumbent local exchange carriers declined significantly. Some competitive local exchange carriers filed for bankruptcy or went out of business, and many local exchange carriers have experienced significant revenue declines. Due to these and other factors, we have seen a decline in DSL deployment and a significant decline in demand for our DSL products. If DSL deployment rates continue to decrease or remain flat, demand for our DSL products may decline further. It is not possible to predict whether any decline would be temporary or sustained. Accordingly, our future success is partially dependent upon whether DSL technology continues to gain growing and widespread market acceptance by exchange carriers, end users of their services, and other Internet service providers and users.

In the past, our customers have deployed DSL equipment, including our products, in substantially larger volumes than their subscriber count. Over the past two years, many of our customers have decreased the rate at which they deploy DSL equipment. This decrease has lead to a decrease in demand for our products. In addition, the inability of our current or future customers to acquire or retain subscribers as planned, or to respond to increased competition or reduced demand for their services could cause them to reduce further or to eliminate entirely their DSL deployment plans.

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

Manufacturing Capacity—If demand for our products does not match our manufacturing capacity, our earnings may suffer.

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity may exceed our production requirements, and profitability may decline. Conversely, if during a market upturn we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our earnings and overall business.

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

Our customer base is concentrated, and a relatively small number of companies have accounted for a large percentage of our net sales. Net sales from our top five customers in the United States represented approximately 27% of total net sales in the first nine months of 2002, 23% in 2001, and 42% in 2000. In general, our customers are not obligated to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period.

As a result of the general slowdown in the United States and global economy, and the telecommunications industry and communications equipment capital spending levels in particular, our net sales declined significantly in 2001 and the first nine months of 2002. We anticipate that our net sales in 2002 may continue to decline from our 2001 net sales. Sales of our DSL related equipment, in particular, have declined and may continue to decline further in 2002 compared to 2001. The loss of a major customer or the reduction, delay, or cancellation of orders from one or more of our significant customers could cause our net sales and, therefore, profits to decline. In addition, many of our customers are able to exert substantial negotiating leverage over us. As a result, they may cause us to lower our prices and to negotiate other terms and provisions that may negatively affect our business and profits.

Goodwill Valuation—Our financial results could be materially and adversely affected if it is determined that the book value of goodwill is higher than fair value.

Our balance sheet at September 30, 2002 includes an amount designated as “goodwill” that represents approximately 9% of assets and 10% of stockholders’ equity. Goodwill arises when an acquirer pays more for a business than the fair value of the acquired tangible and separately measurable intangible net assets. Under accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets, beginning in January 2002, the amortization of goodwill has been replaced with an “impairment test,” which requires that we compare the fair value of goodwill to its book value at least annually, and more frequently if circumstances indicate a possible impairment.

We completed our transitional impairment test of our goodwill as of January 1, 2002 and determined that it was not impaired. Our annual impairment test will be performed during the fourth quarter. The impairment testing is based on a market capitalization analysis. Accordingly, if our market capitalization were to diminish significantly, the book value of goodwill could be higher than the fair value, and we would need to record a non-cash impairment charge for the difference, which could materially and adversely affect our net income.

Product Development—If we are unable to develop new products successfully and enhance our existing products, our future success may be threatened.

The market for our products is characterized by rapid technological advances, changes in customer requirements and preferences, evolving industry and customer-specific protocol standards, and frequent new product enhancements and introductions. For example, at September 30, 2002, we had approximately $2 million of orders for a cable product, which may be delayed or cancelled due to technical issues that must be overcome before the orders can be shipped. Our existing products and our products currently under development could be rendered obsolete by the introduction of products involving competing technologies, by the evolution of alternative technologies or new industry protocol standards, or by rival products by our competitors. These market conditions are more complex and challenging because of the high degree to which the telecommunications industry is fragmented.

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

Further, our percentage of net sales devoted to research and development is at all-time high levels for the Company. If this percentage is not reduced, income levels may not return to the desired levels. If this percentage is reduced, needed new products may be slowed or cancelled, negatively impacting our sources of new revenues.

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

Managing Growth and Slowdowns—We may have difficulty managing expansions and contractions in our operations, which could reduce our chances of maintaining or restoring our profitability.

We experienced rapid growth in revenues and in our business in 1999 and 2000 followed by a significant slowdown starting in 2001 that has placed, and may continue to place, a significant strain on our management and operations. For example, our revenues increased to $113.5 million in 2000 from $61.5 million in 1999. Yet revenues slowed to $79.1 million in 2001. Our number of employees, excluding temporary employees, has increased to 398 at September 30, 2002 from 169 at December 31, 1999 and the 390 at December 31, 2001, but has decreased from 405 at March 31, 2001. As a result of our historical growth and future growth, or slowdowns, we face several risks, including the following:

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

Acquisitions—We have acquired multiple companies and lines of business, and we may pursue further acquisitions in the future. These activities involve numerous risks, including the use of cash, acquired intangible assets, and the diversion of management attention.

We have acquired multiple companies and lines of business to date. As a result of these acquisitions, we face numerous risks, including the following:

•	integrating the existing management, sales force, technicians, and other personnel into one culture and business;

•	integrating manufacturing, administrative, and management information and other control systems into our existing systems;

•	developing and implementing an integrated business strategy over what had previously been independent companies;

•	developing compatible or complementary products and technologies from previously independent operations; and

•	pre-acquisition liabilities associated with the companies or intellectual property acquired, or both.

The risks stated above will be made more difficult because CaLan is located in Santa Rosa, California; Hukk Engineering is located in Norcross, Georgia; Avantron is located in Anjou, Canada; Pro.Tel is located in Modena, Italy; and Luciol is located in Geneva, Switzerland. In addition, if we make future acquisitions, these risks will be exacerbated by the need to integrate additional operations at a time when we may not have fully integrated all of our previous acquisitions.

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

Product Category	Principal Competitors
Wire Line Access	Acterna Corporation; Agilent Technologies, Inc.

Fiber Optics SONET/SDH	Digital Lightwave, Inc.; Acterna Corporation ; Agilent Technologies, Inc.; EXFO Electro-Optical Engineering Inc.

Cable TV	Acterna Corporation; Agilent Technologies, Inc.

Signaling	Inet Technologies, Inc.; GN Nettest

Many of these competitors have longer operating histories, larger installed customer bases, longer relationships with customers, wider name recognition and product offerings, and greater financial, technical, marketing, customer service, and other resources than we have.

We expect that as our industry and markets evolve new competitors or alliances among competitors with existing and new technologies may emerge and acquire significant market share. We anticipate that competition in our markets will increase, and we will face greater threats to our market share, price pressure on our products, and the likelihood that, over time, our profitability, if any, may decrease. Over the past year, we have recorded lower revenue. In addition, it is difficult to assess accurately the market share of our products or of Sunrise overall because of the high degree of fragmentation in the market for DSL service verification equipment, in particular, and for high-speed data access technology, in general. As a result, it may be difficult for us to forecast accurately trends in the markets, which of our products will be the most competitive over the longer term, and therefore, what is the best use of our human and other forms of capital. We cannot ensure that we will be able to compete effectively.

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

We purchase many key products, such as microprocessors, field programmable gate arrays, bus interface chips, optical components, and oscillators, from a single source or sole suppliers, and we license certain software from third parties. We rely exclusively on third-party subcontractors to manufacture some sub-assemblies, and we have retained, from time to time, third party design services in the development of our products. We do not have long-term supply agreements with these vendors. In general, we make advance purchases of some products and components to ensure an adequate supply, particularly for products that require lead times of up to nine months to manufacture. In the past, we have experienced supply problems as a result of financial or operating difficulties of our suppliers, shortages, and discontinuations resulting from component obsolescence or other shortages or allocations by suppliers. Our reliance on these third parties involves a number of risks, including the following:

•	the unavailability of critical products and components on a timely basis, on commercially reasonable terms, or at all;

•
the unavailability of products or software licenses, resulting in the need to qualify new or alternative products or develop or license new software for our use and/or to reconfigure our products and manufacturing process, each of which could be lengthy and expensive;

•	the likelihood that, if these products are not available, we would suffer an interruption in the manufacture and shipment of our products until the products or alternatives become available;

•	reduced control over product quality and cost, risks that are exacerbated by the need to respond, at times, to unanticipated changes and increases in customer orders;

•	the unavailability of, or interruption in, access to some process technologies; and

•	exposure to the financial problems and stability of our suppliers.

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

Sales to customers located outside of the United States represented 29% of our net sales in the first nine months of 2002, 38% in fiscal 2001, and 27% in fiscal 2000, and we expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including the following:

•
potentially higher operating expenses, resulting from the establishment of international offices, the hiring of additional personnel, and the localization and marketing of products for particular countries’ technologies;

•	the need to establish relationships with government-owned or subsidized telecommunications providers and with additional distributors;

•
fluctuations in foreign currency exchange rates and the risks of using hedging strategies to minimize our exposure to these fluctuations, which have been heightened by our acquisitions of Pro.Tel and Avantron, whose revenues have been and are likely to continue to be in Euros and Canadian dollars, respectively;

•
potentially adverse tax consequences related to acquisitions and operations, including the ability to claim goodwill deductions and a foreign tax credit against U.S. federal income taxes, especially since Italy has a higher tax rate; and

•
possible disruptions to our customers, sales channels, sources of supply, or production facilities due to wars, terrorist acts, acts of protest or civil disobedience, or other conflicts between or within various nations and due to variations in crime rates and the rule of law between nations.

We cannot ensure that one or more of these factors will not materially and adversely affect our ability to expand into international markets or our revenues and profits.

In addition, the Asia/Pacific and Latin America regions have experienced instability in many of their economies and significant devaluations in local currencies. 16% of our sales in the first nine months of 2002, 19% of our sales in fiscal 2001, and 13% of our sales in fiscal 2000 were from customers located in these regions. These instabilities may continue or worsen, which could have a materially adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

Concentration of Control—Our executive officers and directors retain significant control over us, which allows them to decide the outcome of matters submitted to stockholders for approval. This influence may not be beneficial to all stockholders.

As of September 30, 2002, Paul Ker-Chin Chang, Paul A. Marshall, and Robert C. Pfeiffer beneficially owned 25%, 20%, and 13%, respectively, of our outstanding shares of common stock. Consequently, these three individuals, acting together, are able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of stockholders. In addition, Mr. Chang, Mr. Marshall, and Mr. Pfeiffer constitute three of the six members of the board of directors and have significant influence in directing the actions taken by the directors. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of our company may also have the effect of delaying or preventing a change in control of our company that other stockholders may consider desirable.

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

In addition, the terms of our customer agreements and purchase orders which provide us with protection against unwarranted claims of product defect and error may not protect us adequately from unwarranted claims against us, unfair verdicts if a claim were to go to trial, settlement of these kinds of claims, or future regulation or laws regarding our products. Our defense against such claims in the future, regardless of their merit, could result in substantial expense to us, diversion of management time and attention, and damage to our business reputation and our ability to retain existing customers or attract new customers.

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

Nasdaq Continued Listing Requirements—If our share price falls further, we could be delisted from the Nasdaq National Market.

Nasdaq Marketplace Rule 4450(a)(5) requires companies listed on the Nasdaq National Market to maintain a minimum bid price of $1.00. Recently, our common stock closed as low as $1.26 on September 24, 2002. If the price of our common stock were to trade below $1.00 for 30 consecutive trading days, our common stock could be delisted from the Nasdaq National Market. A delisting would impair our ability to raise additional working capital. Furthermore, because prices for delisted stocks are often not publicly available, a delisting would impair the liquidity of our common stock and make it difficult for you to sell your shares, and you may lose some or all of your investment.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We sell our products in North America, Asia, Latin America, Africa, the Middle East, and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates. Since our acquisitions of Pro.Tel in February 2000 and Avantron in January 2001, we have had a small amount of sales denominated in Euros and the Canadian dollar and have at certain times used derivative financial instruments to hedge our foreign exchange risks. As of September 30, 2002, we had no derivative financial instruments. To date, foreign exchange risks from sales has not been material to our operations.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and the Acting Chief Financial Officer have reviewed, within 90 days of this filing, the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) that ensure that information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, we believe that there are adequate controls and procedures in place to ensure that information relating to the company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly disclosed as required by the Exchange Act and related regulations. There have been no significant changes in the controls or other factors that could significantly affect the controls since the evaluation was performed.

PART II - OTHER INFORMATION

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

We have used $2.4 million of the net proceeds from the offering to repay amounts drawn under our line of credit and $979,000 to repay notes payable. Additionally, we used $11.9 million of the net proceeds for the acquisition of Avantron Technologies, $7.2 million for the acquisition of CaLan Cable TV test business from Agilent Technologies, $1.2 million for the acquisition of Luciol, $0.1 million for the acquisition of the ADSL Tester business from ITeX, and $14.4 million for the construction of our new facility. Funds that have not been used have been invested in money market funds, auction rate securities and marketable debt securities. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of the Company or its associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.    OTHER INFORMATION.

The Company’s auditors provide certain tax advisory services. The Audit Committee of the Company’s Board of Directors has pre-approved these tax advisory services.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

Exhibit 99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

Exhibit 99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K

On September 26, 2002, the Registrant filed a Current Report on Form 8-K reporting the naming of Paul A. Marshall as the Acting Chief Financial Officer of Sunrise Telecom Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNRISE TELECOM INCORPORATED (Registrant)

Date: November 12, 2002	By:	/s/ Paul Ker-Chin Chang
Paul Ker-Chin Chang President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Paul A. Marshall
Paul A. Marshall Acting Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Paul Ker-Chin Chang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sunrise Telecom Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/ Paul Ker-Chin Chang
Paul Ker-Chin Chang President and Chief Executive Officer (Principal Executive Officer)

I, Paul A. Marshall, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sunrise Telecom Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/ Paul A. Marshall
Paul A. Marshall Acting Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.