Form 10-Q
period 2003-03-31
SUNRISE TELECOM INC
filed 2003-05-14
CIK 907152

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of May 01, 2003, there were 49,604,019 shares of the Registrant’s Common Stock outstanding, par value $0.001.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

PART I.	Financial Information

ITEM 1.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data, unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$37,660	$36,440
Marketable securities	—	1,023
Accounts receivable, net of allowance of $1,164 and $1,389, respectively	10,030	13,019
Inventories	9,744	8,143
Prepaid expenses and other assets	602	708
Income taxes receivable	1,188	348
Deferred tax assets	5,025	4,746

Total current assets	64,249	64,427

Property and equipment, net	28,162	28,126
Restricted cash	106	106
Goodwill	12,674	12,656
Intangible assets, net	8,002	8,754
Deferred tax assets	2,086	2,331
Loan to related party	1,054	1,051
Other assets	1,557	1,470

Total assets	$117,890	$118,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$349	$410
Accounts payable	2,170	1,869
Other accrued expenses	8,793	8,296
Deferred revenue	1,004	1,081

Total current liabilities	12,316	11,656

Notes payable, less current portion	1,303	1,177
Deferred revenue	285	314
Other liabilities	4	5
Stockholders’ equity:
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,346,839 and 51,233,309 shares issued and 49,591,139 and 49,477,609 shares outstanding as of March 31, 2003 and December 31, 2002, respectively	50	49
Additional paid-in capital	67,999	68,462
Deferred stock-based compensation	(1,628)	(2,124)
Retained earnings	37,123	39,158
Accumulated other comprehensive income	438	224

Total stockholders’ equity	103,982	105,769

Total liabilities and stockholders’ equity	$117,890	$118,921

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$11,858	$8,649
Cost of sales	4,131	3,004

Gross profit	7,727	5,645

Operating expenses:
Research and development	4,578	4,073
Selling and marketing	4,371	3,923
General and administrative	2,259	2,815

Total operating expenses	11,208	10,811

Loss from operations	(3,481)	(5,166)
Other income, net	145	201

Loss before income taxes	(3,336)	(4,965)
Income tax benefit	(1,301)	(993)

Net loss	$(2,035)	$(3,972)

Loss per share:
Basic	$(0.04)	$(0.08)

Diluted	$(0.04)	$(0.08)

Shares used in per share computation:
Basic	49,507	50,325

Diluted	49,507	50,325

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,035)	$(3,972)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,915	1,534
Amortization of deferred stock-based compensation	530	525
Provision for losses on accounts receivable	(214)	429
Loss on disposal of property and equipment	149	—
Purchased in-process research and development	12	—
Deferred income taxes	(34)	(1,621)
Changes in operating assets and liabilities (net of acquisition balances):
Accounts receivable	3,290	5,882
Inventories	(1,613)	(786)
Prepaid expenses and other assets	17	(327)
Accounts payable and accrued expenses	807	(1,391)
Income taxes receivable and payable	(1,355)	177
Deferred revenue	(107)	(63)

Net cash provided by operating activities	1,362	387

Cash flows from investing activities:
Purchases of marketable securities	—	(2,285)
Sales of marketable securities	1,019	3,472
Capital expenditures	(832)	(581)
Acquisitions of businesses, net of cash acquired	(492)	(7,222)
Loan to related party	—	(1,050)

Net cash used in investing activities	(305)	(7,666)

Cash flows from financing activities:
Net payments on short-term borrowings	—	(51)
Payments on notes payable	(81)	(74)
Repurchase of common stock	—	(915)
Proceeds from exercise of stock options	18	55

Net cash used in financing activities	(63)	(985)

Effect of exchange rate changes on cash and cash equivalents	226	(44)

Net increase (decrease) in cash and cash equivalents	1,220	(8,308)

Cash and cash equivalents at the beginning of the period	36,440	48,713

Cash and cash equivalents at the end of the period	$37,660	$40,405

Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$3

Cash paid for income taxes	$48	$368

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation and Certain Significant Accounting Policies

Sunrise Telecom Incorporated and its subsidiaries (collectively, “the Company”) develop, manufacture, and market service verification equipment to pre-qualify, verify, and diagnose telecommunications, cable TV, and Internet networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. The Company has wholly-owned subsidiaries in Norcross, Georgia; Taipei, Taiwan; Modena, Italy; Tokyo, Japan; Seoul, Korea; Anjou, Canada; Geneva, Switzerland; and Mannheim, Germany. It also has a representative liaison office in Beijing, China and a foreign sales corporation in Barbados, West Indies.

These condensed consolidated financial statements, including the notes to the condensed consolidated financial statements included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for their fair presentation. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC. Certain prior period amounts have been reclassified to conform to the current period presentation.

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or for the full fiscal year ending December 31, 2003.

Earnings Per Share

Basic earnings per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of common stock issuable upon exercise of stock options, as quantified using the treasury stock method. For the three-month periods ended March 31, 2003 and 2002, all potential common shares were excluded from the computation of diluted loss per share presented in the condensed consolidated statements of operations because their effect would have been anti-dilutive. Specifically, diluted net loss per share does not include the effect of 4,822,766 and 4,007,187 anti-dilutive potential common shares for the three month periods ended March 31, 2003 and 2002, respectively.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

	Three Months Ended March 31,
	2003	2002
Basic EPS—weighted-average number of common shares outstanding	49,507	50,325
Effect of dilutive potential common shares:
Stock options outstanding	—	—

Diluted EPS—weighted-average number of common shares outstanding	49,507	50,325

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

If compensation expense for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the Company’s net loss and loss per share, as reported, would have changed to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(2,035)	$(3,972)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	323	420
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(564)	(709)

Pro forma net loss	$(2,276)	$(4,261)

Loss per share:
Basic—as reported	$(0.04)	$(0.08)

Basic—pro forma	$(0.05)	$(0.08)

Diluted—as reported	$(0.04)	$(0.08)

Diluted—pro forma	$(0.05)	$(0.08)

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

For the purposes of computing pro forma net income, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grant are as follows:

	Three Months Ended March 31,
	2003	2002
Dividend yield	None	None
Expected term	4 years	4 years
Risk-free interest rate	2.91%	2.97%
Volatility rate	0.7053	0.7143

(2)	Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss. The components of the Company’s comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	$(2,035)	$(3,972)
Change in unrealized loss on available-for-sale investments	(4)	(11)
Change in foreign currency translation adjustments	218	(44)

Total comprehensive loss	$(1,821)	$(4,027)

(3)	Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which the Company adopted as of January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. This statement also establishes that fair value is objective for initial measurement of the liability. The adoption of SFAS No. 146 may affect the timing and recognition of any restructuring charges that may be incurred in the future.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to (i) include disclosure of certain obligations and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 29, 2002. The adoption of Interpretation No. 45 did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the fair-value-based method would have on reported net income and earnings per share and to require prominent disclosure about the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company’s adoption of the disclosure requirements of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which the Company adopted as of January 1, 2003. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, enterprises generally have been included in the consolidated financial statements of another enterprise because the one enterprise controls the others through voting interests. FIN 46 defines the concept of

“variable interests” and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. As of March 31, 2003, the Company has no interests in variable interest entities.

(4)	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$5,464	$4,098
Work-in-process	2,203	1,801
Finished goods	2,077	2,244

	$9,744	$8,143

(5)	Goodwill and Other Acquired Intangible Assets

Acquired intangible assets consisted of the following (in thousands):

	As of March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$12,312	$(5,789)	$6,523
Non-compete	2,103	(1,394)	709
Customer list	890	(789)	101
License	360	(156)	204
Patents	141	(19)	122
Other	106	(12)	94

	$15,912	$(8,159)	7,753

Unamortized intangible assets
Patents			219
Other			30

Total			249

Intangible assets, net			$8,002

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$12,295	$(5,174)	$7,121
Non-compete	2,002	(1,271)	731
Customer list	890	(688)	202
License	360	(120)	240
Patents	140	(17)	123
Other	70	(11)	59

Total	$15,757	$(7,281)	8,476

Unamortized intangible assets
Patents			219
Other			59

Total			278

Intangible assets, net			$8,754

Aggregate amortization expense for the three-month period ended March 31, 2003 was $878,000.

Estimated future aggregate annual amortization expense for acquired intangible assets is as follows (in thousands):

Nine-month period ending December 31, 2003	$2,410
Year ending December 31,
2004	2,700
2005	1,675
2006	740
2007	150
2008	15
Thereafter	63

$7,753

The changes in the carrying amount of goodwill for the three month period ended March 31, 2003 were as follows (in thousands):

Balance as of January 1, 2003	$12,656
Goodwill acquired	—
Effect of foreign currency translation	18

Balance as of March 31, 2003	$12,674

The Company will do its annual impairment test of goodwill during the quarter ended December 31, 2003, as required by SFAS No. 142, Goodwill and Other Intangible Assets.

(6)	Liability for Product Warranties

Changes in the Company’s liability for product warranties during the three months ended March 31, 2003 and the year ended December 31, 2002 are as follows (in thousands):

	Balance at Beginning of Period	Warranties Issued	Warranties Settled	Balance at End of Period
2003	$1,306	$183	$(123)	$1,366
2002	1,398	892	(984)	1,306

(7)	Other Assets

Other assets at March 31, 2003 consisted primarily of the Company’s investment in Top Union, a Taiwan R.O.C. corporation. Top Union is a subcontract manufacturer used by the Company for the manufacture of certain products.

Other assets consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Top Union	$1,066	$1,066
Insurance Deposit	330	252
Other Deposits	161	152

	$1,557	$1,470

(8)	Notes Payable and Line of Credit

As a result of various acquisitions completed during 2003, 2002, 2000, and 1999, the Company had sixteen non-interest bearing notes payable at March 31, 2003. The aggregate outstanding balance on theses notes was $741,000.

The remaining borrowings consisted of a loan from the Italian government, which bears interest at 2% a year. At March 31, 2003, the outstanding balance on this loan was $911,000, which is to be repaid by semi-annual principal payments over an eight-year period starting in July 2004.

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Nine-month period ending December 31, 2003	$374
Year ending December 31,
2004	267
2005	184
2006	186
2007	111
2008	111
Thereafter	419

$1,652

(9)	Acquisitions

On February 28, 2002, the Company acquired the CaLan Cable TV test business (“CaLan”) from Agilent Technologies, Inc. for $7.2 million in cash and acquisition costs. The purchase price was determined on the basis of negotiations between the Company and Agilent Technologies, Inc., taking into consideration future projections for the CaLan business. The results of CaLan’s operations and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements since the date of the acquisition. The purchase price for CaLan was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition as follows (in thousands):

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

The total weighted-average amortization period for the intangible assets is four years. The developed technology is amortized over an estimated useful life of five years, and the technology license is amortized over its remaining useful life at the date of acquisition of two-and-a-half years. Amortization expense is as follows (in thousands):

Aggregate amortization expense:
For the three month period ended March 31, 2003	$195

Estimated amortization expense:
For the year ended December 31, 2003	$781
For the year ended December 31, 2004	$733
For the year ended December 31, 2005	$637
For the year ended December 31, 2006	$637
For the year ended December 31, 2007	$106

The Company expects that the $2,554,000 of goodwill recognized in this transaction will be fully deductible for tax purposes.

On June 19, 2002, the Company acquired the ADSL Tester business from Integrated Telecom Express, Inc. (“ITeX”) for $100,000 in cash. The purchase price was determined on the basis of negotiations between the Company and ITeX, taking into consideration future projections for the ADSL Tester business and the current liquidation of ITeX recently announced. The results of operations of the ADSL Tester business and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements since the date of the acquisition. The purchase price for ITeX was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition as follows (in thousands):

Current assets	$83
Equipment	5
Goodwill	68
Current liabilities	(56)

Net assets acquired	$100

The Company expects that the $68,000 of goodwill recognized in this transaction will be fully deductible for tax purposes.

On September 4, 2002, the Company acquired Luciol Instruments SA (“Luciol”), a Swiss corporation specializing in fiber optic measurement and instrumentation, for $1.2 million in cash and acquisition costs. The purchase price was determined on the basis of negotiations between the Company and Luciol. The results of Luciol’s operations and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements since the date of the acquisition. The purchase price for Luciol was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition as follows (in thousands):

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

The developed technology is amortized over a weighted average life of five years, and the patent, when issued, will be amortized over ten years. Amortization expense is as follows (in thousands):

Aggregate amortization expense:
For the three month period ended March 31, 2003	$5

Estimated amortization expense:
For the year ended December 31, 2003	$18
For the year ended December 31, 2004	$18
For the year ended December 31, 2005	$18
For the year ended December 31, 2006	$18
For the year ended December 31, 2007	$12

The Company expects that the $1,275,000 of goodwill recognized in this transaction will be fully deductible for tax purposes.

On February 28, 2003, the Company acquired substantially all of the assets of GIE GmbH (“GIE”), a German corporation specializing in wireless and RF measurement instrumentation, for $492,000 in cash and acquisition costs. The purchase price was determined on the basis of negotiations between the Company and the shareholders of GIE. The results of GIE’s operations and the fair values of the assets acquired have been included in the consolidated financial statements since the date of the acquisition. The purchase price for GIE was allocated to the assets acquired based on their fair values as of the date of the acquisition as follows (in thousands):

Current assets	$463
Equipment	1
Intangible assets	28

Net assets acquired	$492

Of the $28,000 of acquired intangible assets, $12,000 was assigned to research and development assets that were written off at the date of the acquisition. The remaining $16,000 of acquired intangible assets have a weighted average useful life of approximately four years. No goodwill was recorded in this transaction.

The Company is in the process of obtaining third-party valuations of certain intangible assets from the GIE acquisition. Therefore, the allocation of the purchase price is preliminary.

The following summary is prepared on a pro forma basis and reflects the condensed consolidated results of operations for the three month periods ended March 31, 2003 and 2002, assuming that CaLan, ITeX, Luciol, and GIE had been acquired at the beginning of the periods presented (in thousands, except per share data). The pro forma impact of the GIE acquisition on the quarter ended March 31, 2003 is immaterial:

	Three Months Ended March 31,
	2003	2002
Net sales	$11,858	$9,996
Net loss	$(2,035)	$(4,145)
Basic loss per share	$(0.04)	$(0.08)
Diluted loss per share	$(0.04)	$(0.08)
Shares used in pro forma for basic per share computation	49,507	50,325
Shares used in pro forma for diluted per share computation	49,507	50,325

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

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
North America (United States and Canada)	$6,664	$5,392
Asia/Pacific	2,723	1,954
Europe/Africa/Middle East	2,113	1,016
Latin America	358	287

	$11,858	$8,649

Revenue information by product category is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Wire line access	$6,005	$4,462
Cable TV	3,157	2,330
Fiber optics	2,334	1,256
Signaling	362	601

	$11,858	$8,649

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward-looking statements. When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not necessarily limited to, those set forth below under “Risk Factors Affecting Future Operating Results.” The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report.

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

Historically, a significant portion of our net sales has resulted from a small number of relatively large orders from a limited number of customers. However, no customers comprised more than 10% of our sales in the first three months of 2003 and 2002. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers.

Our sales have been seasonal in nature and tied to the buying patterns of our customers. Prior to 2000, the largest volume of quarterly sales had usually been during the last calendar quarter of the year, as customers spent the unused portions of their annual budgets. In 2001 and 2000, there was a change in this fourth quarter seasonality as our customers had fewer remaining unused budget dollars available to generate an increase in the fourth quarter seasonal sales. In 2002, however, we saw a return to the pre-2000 pattern, with increased sales in the fourth quarter. Market conditions in our industry are currently too uncertain for us to predict whether or not this pattern will persist. The first quarter of any given year has historically been a light period for orders because our large customers typically do not release their budgets for the year until mid-quarter. This seasonal pattern continued in the first quarter of 2003. However, we did not get the normal increase in orders in March, so we entered the second quarter with a lower backlog. We expect that our quarterly operating results may fluctuate significantly and will be difficult to predict, given the nature of our business. Many factors could cause our operating results to fluctuate from quarter to quarter in the future, including the lengthy and unpredictable buying patterns of our customers, the degree to which our customers allocate and spend their yearly budgets, and the timing of our customers’ budget processes.

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

A substantial portion of our net sales have come from customers located outside of the United States, and we believe that future growth may require expansion of our sales into international markets. Currently, we maintain a manufacturing facility in Taipei, Taiwan; manufacturing, research, development, and sales facilities in Modena, Italy; manufacturing, research, development, and sales facilities in Anjou, Canada; manufacturing, research, development, and sales facilities in Mannheim, Germany; and research and development facilities in Geneva, Switzerland. We also have a representative liaison office in Beijing, China, a foreign sales corporation in Barbados, West Indies, and sales offices in Tokyo, Japan and Seoul, Korea.

We have a small amount of sales denominated in Euros and the Canadian dollar and have, in the past used derivative financial instruments to hedge our foreign exchange risks. As of March 31, 2003, we had no derivative financial instruments. To date, foreign exchange exposure from sales has not been material to our operations. We also have been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. We may choose to limit this exposure by using hedging strategies. See “Risk Factors Affecting Future Operating Results—Risks of International Operations.”

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

Operating Costs

We classify our operating expenses into three general operational categories: selling and marketing, research and development, and general and administrative. Our operating expenses include stock-based compensation expense and amortization of certain intangible assets. We classify charges to the research and development, selling and marketing, and general and administrative expense categories based on the nature of the expenditures. Although each of these three categories includes expenses that are unique to the category type, each category also includes commonly recurring expenditures that typically relate to all of these categories, such as salaries, amortization of stock-based compensation, employee benefits, travel and entertainment costs, allocated communication costs, rent and facilities costs, and third party professional service fees. The selling and marketing category of operating expenses also includes expenditures specific to the selling and marketing group, such as commissions, public relations and advertising, trade shows, and marketing materials. The research and development category of operating expenses includes expenditures specific to the research and development group, such as design and prototyping costs. The general and administrative category of operating expenses includes expenditures specific to the general and administrative group, such as legal and professional fees and amortization of identifiable intangible assets.

We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities, based upon the square footage of facilities used, or the headcount in each of these areas. These allocated charges include facility rent, utilities, communications charges, and depreciation expenses for our building, equipment, and office furniture.

In the first three months of 2003, we recorded amortization of deferred stock-based compensation expense of $0.6 million related to the grant of pre-IPO options to purchase our common stock at exercise prices subsequently deemed to be below fair market value. Total compensation expense related to these options, which were granted in 1999 and the first quarter of 2000, is amortized on a straight-line basis, over the respective four-year vesting periods of the options, to the departments of the employees who received these below-market option grants. During the first three months of 2003 and 2002, we allocated amortization of deferred stock-based compensation expense of $0.1 million to cost of sales, $0.2 million to research and development expense, $0.2 million to selling and marketing expense, and $0.1 million to general and administrative expense. At March 31, 2003, $1.6 million of deferred stock-based compensation expense remained to be amortized, at a rate not exceeding $0.5 million per quarter.

Also, during the first three months of 2003 and 2002, we charged $0.9 million and $0.6 million, respectively, to general and administrative expense for amortization of intangible assets obtained through various business acquisitions.

Acquisitions

On February 28, 2003, we acquired substantially all of the assets of GIE GmbH (“GIE”), a German corporation specializing in wireless and RF measurement instrumentation, for approximately $0.5 million in cash and acquisition costs. We recorded acquired intangible assets of $28,000, of which $12,000 was assigned to in-process research and development assets that were written off at the date of the acquisition. The remaining $16,000 of acquired intangible assets will be amortized on a straight-line basis over their original estimated useful lives of four years. We did not record any goodwill on this acquisition. Concurrent with this acquisition, we entered into a non-compete agreement with certain former owners of GIE that will result in payments to the former owners totaling approximately $100,000 over four years, provided that they perform as agreed to under the agreements. We are amortizing the corresponding non-compete assets on a straight-line basis over their four-year estimated useful lives. We also entered into employment agreements with these same former owners that will result in bonus payments to the former owners totaling approximately $200,000 over four years, in addition to their regular salaries and subject to certain conditions, primarily related to their continued employment by Sunrise.

We believe that acquisitions and joint ventures may be an important part of our growth and competitive strategy. See “Risk Factors Affecting Future Operating Results—Acquisitions.”

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and we have prepared our discussion and analysis of our financial condition and results of operations based on these financial statements. The preparation of these financial statements requires us to apply accounting policies using estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and various other assumptions that we believe to be reasonable. Actual results may differ from these estimates, assumptions, and judgments.

We consider “critical” those accounting policies that meet both of the following criteria: They require our most difficult, subjective, or complex judgments, which often result from a need to make estimates about the effect of matters that are inherently uncertain, and they are among the most important of our accounting policies to the portrayal of our financial condition and results of operations. These critical accounting policies are determination of our allowance for doubtful accounts receivable, valuation of excess and obsolete inventory, valuation of goodwill and other intangible assets, accounting for warranty reserves, deferred income tax assets and liabilities, and revenue recognition.

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

The valuation of goodwill and other intangible assets is evaluated based on various factors, including the expected period the asset will be used, forecasted cash flows, changes in technology, and customer demand. We assess impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider include, among others, the following:

•	Significant under-performance relative to expected historical or projected future operating results;

•	Significant changes in the manner we use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends; and

•	Our market capitalization relative to book value.

When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment using on one of two methods. For goodwill, we assess the fair value of the asset based on our market capitalization. For other intangible assets, we use a projected undiscounted cash flow method to determine if impairment may exist and then measure the impairment using the estimated fair value of the intangible asset. If we determine that any of the impairment indicators exist, and the assets were determined to be impaired, an adjustment to write down the assets would be charged to income in the period the determination was made.

We offer a three-year warranty covering parts and labor on our wire line access products and fiber optic products sold in the United States, and generally offer a one-year warranty covering parts and labor for our products sold in all other countries, with the option to purchase a two-year extended warranty. Our cable TV and signaling products are covered by a one-year warranty. We are also subject to laws and regulations regarding vendor obligations to ensure product performance in the various countries in which we sell. At the time we recognize revenue from a product’s sale, we determine the reserve for the future cost of meeting our obligations under the standard warranties by considering our historical experience with warranty costs. If the future costs of meeting these obligations differ from the historical experience, additional reserves for warranty obligations may be required.

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for the future tax consequences attributable to operating loss and tax credit carryforwards. In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The ultimate realization of certain deferred tax assets is dependent upon the generation of future taxable income during the periods in which the related temporary differences become deductible. If we obtain information that causes our forecast of future taxable income to change or if taxable income differs from our forecast, we may have to revise the carrying value of our deferred tax assets, which would affect our net income in the period in which the change occurs. The ultimate realization of certain other deferred tax assets is dependent on our ability to carry forward or back operating losses and tax credits. If changes in the tax laws occur that inhibit our ability to carry forward or back operating losses or tax credits, we will recognize the effect on our deferred tax assets in the results of operations of the period that includes the enactment date of the change. Furthermore, we measure our deferred tax assets and liabilities using the enacted tax laws expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. If tax laws change, we will recognize the effect on our deferred tax assets and liabilities in the results of operations of the period that includes the enactment date of the change.

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

Results of Operations

Comparison of Three-Month Periods Ended March 31, 2003 and 2002

Net Sales.    Net sales increased 38% to $11.9 million in the first quarter of 2003 from $8.6 million for the same quarter in 2002. In the first quarter of 2003, sales of our wire line access products increased by $1.6 million, sales of our fiber optics products increased by $1.1 million, and sales of our cable TV products increased by $0.8 million from the same quarter of 2002. These sales increases were generally due to increased capital spending by our customers in the telecommunications industry. The sales increases were partially offset by a $0.2 million decrease in sales of our signaling products.

Sales in the first quarter of 2003 increased $1.3 million, or 25%, in North America, $1.1 million, or 110%, in Europe/Africa/Middle East, $0.8 million, or 35%, in Asia, and $0.1 million, or 33%, in Latin America, as compared to the same quarter in 2002.

The increase in North American sales during the first quarter of 2003 over the same periods in 2002 was primarily due to a $1.1 million and a $0.5 million increase, respectively, in sales of our cable TV and fiber optics products. These increases were partially offset by a $0.2 million and a $0.1 million decrease, respectively, in the sales of our signaling and wire line access products. During the quarter, we saw a slowdown in the demand for our broadband cable products, which had been growing at strong rates during 2002.

International sales, including North American sales to Canada, increased to $5.4 million, or 45% of net sales, in the first quarter of 2003, from $3.3 million, or 39% of net sales in the same quarter in 2002. The increase in international sales in absolute dollars is primarily due to increased sales of our wire line access product lines, our fiber optics products, and our cable TV products.

Cost of Sales.    Cost of sales consists primarily of direct material, warranty, and personnel costs related to the manufacturing of our products and allocated overhead. Cost of sales increased 37% to $4.1 million in the first quarter of 2003, from $3.0 million in the same quarter in 2002. This increase is primarily due to the increase in net sales. Cost of sales represented 35% of net sales in both the first quarters of 2003 and 2002. Cost of sales may increase as a percentage of sales in the future due to possible fluctuations in our overall product mix, if international sales grow as a percentage of total sales, or if pricing pressures increase.

Research and Development.    Research and development expenses consist primarily of the costs of payroll and benefits for engineers, equipment, and consulting services. Research and development expenses increased 12% to $4.6 million in the first quarter of 2003, from $4.1 million for the same quarter in 2002. The increase is primarily due to a $0.3 million increase in payroll costs and a $0.1 million increase in prototyping costs. Research and development expenses represented 39% and 48% of net sales during the first quarters of 2003 and 2002, respectively. The decrease as a percentage of net sales is primarily due to increased sales. Research and development expenses may decrease in absolute dollars as we adjust to reduced sales.

Selling and marketing.    Selling and marketing expenses consist primarily of the costs of payroll and benefits for selling and marketing personnel, manufacturers’ representative and direct sales commissions, travel and facilities expenses related to selling and marketing, and trade show and advertising expenses. Selling and marketing expenses increased 13% to $4.4 million in the first quarter of 2003, from $3.9 million in the same quarter in 2002. This increase is primarily due to increases in commissions expense of $0.3 million, vacation expense of $0.1 million, and marketing supplies expense of $0.1 million. Selling and marketing expenses represented 37% and 45% of net sales during the first quarters of 2003 and 2002. The decrease as a percentage of net sales in the first three months of 2003 is primarily due to increased sales. Selling and marketing expenses may increase in absolute dollars as we continue to spend in our selling and marketing efforts. In addition, commissions included in the selling and marketing expenses will continue to fluctuate with the fluctuation of revenues and sales mix each quarter.

General and Administrative.    General and administrative expenses consist primarily of payroll and benefits, facilities, other costs of our finance and administrative departments, legal and accounting expenses, and amortization expenses for intangible assets related to our business acquisitions. General and administrative expenses decreased 18% to $2.3 million in the first quarter of 2003, from $2.8 million in the same quarter in 2002. This decrease is primarily due to a reduction in bad debt expense, which reflects improvements that we have seen in our collection of accounts receivable. General and administrative expenses represented 19% and 33% of net sales during the first quarters of 2003 and 2002, respectively. General and administrative expenses may increase in absolute dollars if we experience growth in our business, expand our infrastructure, or pursue additional acquisitions.

Other Income, Net.    Other income, net primarily represents interest earned on cash and investment balances. Other income, net decreased to $0.1 million in the first quarter of 2003, from $0.2 million for the same quarter in 2002. This decrease resulted primarily from a decrease in interest income as our cash and marketable securities balances declined and interest rates fell.

Income Taxes Benefit.    Income taxes consist of federal, state, and international income taxes. We recorded an income tax benefit of $1.3 million in the first quarter of 2003 and $1.0 million in the same quarter in 2002. Our effective income tax rates were 39% and 20% for the three months ended March 31, 2003 and 2002, respectively. Our income tax benefit was due to our loss before income taxes.

Liquidity and Capital Resources

Historically, we have financed our operations and satisfied our capital expenditure requirements primarily through cash flow from operations. Additionally, in July of 2000, we received net proceeds totaling $51.6 million from an initial public offering. To date, we have used $38.6 million of these net proceeds to acquire complementary businesses, products, or technology, construct our corporate headquarters, repay amounts drawn under our line of credit, and repay notes payable. Funds that have not been used have been invested in money market funds, auction rate securities, and marketable debt securities.

As of March 31, 2003 and December 31, 2002, we had working capital of $51.9 million and $52.8 million, respectively, and cash and cash equivalents of $37.7 million and $36.4 million, respectively. We also had $1.0 million in investments in marketable securities as of December 31, 2002.

During the three months ended March 31, 2003, we generated $1.4 million in cash flow from operating activities, as compared to $0.4 million during the same period in 2002. Operating cash flow increased primarily because increased revenues resulted in decreased net loss before non-cash charges and because of reduced net payments on accounts payable and accrued expenses. The factors increasing cash flow from operating activities were partially offset by reduced net collections of accounts receivable, an increase in inventories, and an increase in income taxes receivable.

Cash used in investing activities was $0.3 million during the three months ended March 31, 2003, compared to $7.7 million during the same period in 2002. Cash provided by investing activities during the first three months of 2003 was $1.0 million from the sale of marketable securities. Cash used in investing activities during the first three months of 2003 was $0.8 million for capital expenditures and $0.5 million for the acquisition of GIE. During the same period in 2002, cash used in investing activities was $7.2 million for the acquisition of CaLan, $2.3 million for purchases of marketable securities, $1.1 million for a loan to our Chief Executive Officer, and $0.6 million for capital expenditures. Cash provided by investing activities during the first three months of 2002 was $3.5 million from the sale of marketable securities.

Cash used in financing activities was $0.1 million during the three months ended March 31, 2003, compared to $1.0 million during the same period in 2002. The cash used in financing activities during the first three months of 2003 was to repay notes payable. During the first three months of 2002, cash used in financing activities was $0.9 million to repurchase common stock, $0.1 million used to repay notes payable, and $0.1 million to repay short-term borrowings. This was offset by $0.1 million proceeds from stock options exercised.

Our outstanding debt at March 31, 2003 consisted primarily of an $0.9 million loan from the Italian government payable over a period of eight years through semi-annual payments staring in 2004, and sixteen notes payable related to acquisitions totaling $0.7 million that are being paid off in quarterly installments ending in 2006.

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

Off-balance Sheet Arrangements

As of March 31, 2003, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Contractual Obligations

The following table summarizes, as of March 31, 2003, the timing of future cash payments due under certain contractual obligations (in thousands):

	Payments Due In
	Total	Less than 1 year	1–3 years	4–5 years	More than 5 years
Borrowings and notes payable	$1,652	$374	$637	$222	$419
Operating lease obligations	1,596	559	1,001	36	—

Total	$3,248	$933	$1,638	$258	$419

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

The factors listed above may affect our business and stock price in several ways. Given our high fixed costs from overhead, research and development, and advertising and marketing, and other activities necessary to run our business, if our net sales are below our expectations in any quarter, we may not be able to adjust spending accordingly. For example, in 2002 our net sales declined 31% from 2001, but our operating expenses only declined 14%, mainly because of fixed costs. Our stock price may decline and may be volatile, particularly if public market analysts and investors perceive the factors listed above to exist, whether or not that perception is accurate. Furthermore, the above factors, taken together may make it more difficult for us to issue additional equity in the future or raise debt financing to fund future acquisitions and accelerate growth.

Declining Sales—We are experiencing decreased sales and increased difficulty in predicting future operating results.

As a result of current unfavorable economic and market conditions, except for the recent completed quarter our recent year-to-year sales have been declining, we are unable to predict future sales accurately, and we are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include the following:

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

The current economic downturn has resulted in reduced purchasing and capital spending in the telecommunications industry, which has been in a downward cycle characterized by diminished product demand, excess manufacturing capacity, and the increasing erosion of average selling prices. The downturn has adversely affected the businesses and cash flows of many of our customers and has even caused some of them to file for bankruptcy. We are uncertain how long the current downturn will last. Continuation of the downturn or any further decline in our customers’ markets or in general economic conditions would likely result in a further reduction in demand for our products and services and also would further limit our customers’ ability to pay for the products that they buy from us. All of these circumstances could harm our consolidated financial position, results of operations, cash flows, and stock price and could hinder our ability to reach our goals for restoring long-term profitability and growth.

Long-term Impact of Cost Controls—The actions we have taken and may take in response to the recent slowdown in demand for our products and services could have long-term adverse effects on our business.

Our business has been experiencing lower revenues due to decreased or cancelled customer orders. From the third quarter of 2000 through the fourth quarter of 2002, we experienced sequential declines in net sales. In 2002, net sales were significantly below 2000 and 2001. To scale back our operations and to reduce our expenses in response to this decreased demand for our products and services and lower revenue, we have reduced portions of our workforce, restricted hiring, reduced most employee salaries, restricted pay increases, and reduced discretionary spending.

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

Sales of our DSL and other wire line access products represented approximately 51% of our net sales in the first three months of 2003 and 52% in fiscal 2002. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies and competitive local exchange carriers who offer DSL services. A competitive local exchange carrier is a company that, following the Telecommunications Act of 1996, is authorized to compete in a local communications services market. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may at any time adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

Since fiscal 2000, the business prospects of many competitive local exchange carriers and incumbent local exchange carriers have declined significantly. Some competitive local exchange carriers filed for bankruptcy or went out of business, and many local exchange carriers have experienced significant revenue declines. Due to these and other factors, we have seen a significant decline in demand for our DSL products. If DSL deployment rates decrease or remain flat, demand for our DSL products may decline further. It is not possible to predict whether any decline would be temporary or sustained. Accordingly, our future success is partially dependent upon whether DSL technology continues to gain growing and widespread market acceptance by exchange carriers, end users of their services, and other Internet service providers and users.

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

To ensure quality service, our major service provider customers have historically sent a technician, who uses our products, into the field to verify service for installations. SBC Communications, Qwest Communications, Bell South Corporation, and Verizon Communications now encourage their customers to install DSL themselves. Some DSL providers have reported that 90% or more of their customers perform self-installation successfully. Additionally, Comcast has begun a self-installation program for cable modem devices. By encouraging customers to install DSL and cable access themselves, these companies intend to reduce their expenses and expedite installation for their customers. To encourage self-installation, these companies often offer financial incentives. If service providers continue successful implementation of these plans and choose to send technicians into the field only after a problem has been reported, or if alternative methods of verification become available, such as remote verification, the need for field technicians and the need for many of our products would decrease.

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

To reduce our manufacturing costs, we are transitioning most of our manufacturing operations from our San Jose and Atlanta facilities to our subsidiary in Taipei, Taiwan. We believe that relocating our production facilities will lower our manufacturing costs, in particular labor costs, provide us with more flexibility to scale our operations to meet changing demand, and allow us to focus our engineering resources on new product development and product enhancements. However, we may not be successful in transitioning our manufacturing operations overseas or maintaining the quality standards that our customers expect. Our failure to smoothly and successfully transition production could temporarily interrupt our operations and adversely impact our ability to run our business. In addition, any failure or significant downtime in our production capabilities could prevent us from fulfilling and shipping customer orders and could harm our business.

Risks of the Telecommunications Industry—We face several risks related to the telecommunications industry, including the possible effects of its unpredictable growth or decline, the possible effects of consolidation among our principal customers, and the risk that deregulation will slow.

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

In addition, the telecommunications industry has been experiencing consolidation among its primary participants, such as incumbent local exchange carriers and competitive local exchange carriers, several of whom are our primary customers. For example, in recent years, GTE and Bell Atlantic, both of which were customers of ours, merged to create Verizon Communications, Inc. Continued consolidation may cause delay or cancellation of orders for our products. The consolidation of our customers will likely provide them with greater negotiating leverage with us and may lead them to pressure us to lower the prices of our products.

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

Cable Industry Health—Many of the major companies in the cable industry have debt and income problems, which are expected to impact negatively our cable equipment sales.

The cable industry has taken on significant debt as companies aggressively consolidated and built up impressive new digital networks to allow them to provide better picture quality, internet access, and even voice telephony. Profits have declined during the last year within the industry, however. As a result, most cable companies expect to reduce their capital expenditures and/or hiring, both of which could adversely impact our cable business more than we now expect. During the second quarter, we have seen evidence of such a slowdown.

Customer Concentration—A limited number of customers account for a high percentage of our net sales, and any adverse factor affecting these customers or our relationship with these customers could cause our net sales to decrease.

Our customer base is concentrated, and a relatively small number of companies have accounted for a large percentage of our net sales. Net sales from our top five customers in the United States represented approximately 29% of total net sales in the first three months of 2003, 31% in fiscal 2002, and 23% in fiscal 2001. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period.

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

Our balance sheet at March 31, 2003 includes an amount designated as “goodwill” that represents approximately 11% of assets and 12% of stockholders’ equity. Goodwill arises when an acquirer pays more for a business than the fair value of the acquired tangible and separately measurable intangible net assets. Under accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets, beginning in January 2002, the amortization of goodwill has been replaced with an “impairment test,” which requires that we compare the fair value of goodwill to its book value at least annually, and more frequently if circumstances indicate a possible impairment.

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

Further, our percentage of net sales devoted to research and development is near a historic high for the company. If these efforts do not result in the development of products that generate strong sales for us or if we do not continue to reduce this percentage, our revenue and profit levels will not return to their desired levels. If we are successful in continuing to reduce this percentage, we may not be able to develop needed new products, which could negatively impact our sources for new revenues.

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

We experienced rapid growth in revenues and in our business in 1999 and 2000 followed by a significant slowdown in 2001 and 2002 that has placed, and may continue to place, a significant strain on our management and operations. For example, our revenues increased to $113.5 million in 2000 from $61.5 million in 1999. Yet revenues slowed to $79.1 million in 2001 and to $54.3 million in 2002. As a result of our historical growth, potential future growth, or slowdowns, we face several risks, including the following:

•	the need to improve our operational, financial, management, informational, and control systems;

•	the need to hire, train, and retain highly skilled personnel; and

•	the challenge to manage expense reductions as rapidly as revenue slowdowns, without impacting development strategies.

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

If we pursue additional acquisitions, we will face similar risks as those outlined above and additional risks, including the following:

•	the diversion of our management’s attention and the expense of identifying and pursuing suitable acquisition candidates, whether or not consummated;

•	negotiating and closing these transactions;

•	the possible need to fund these acquisitions by dilutive issuances of equity securities or by incurring debt; and

•	the potential negative effect on our financial statements from an increase in other intangibles, write-off of research and development costs, and high costs and expenses from completing acquisitions.

We cannot ensure that we will locate suitable acquisition candidates or that, if we do, we will be able to acquire them and then integrate them effectively and efficiently into our business.

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

The following table sets forth our principal competitors in each of our product categories.

Product Category	Principal Competitors
Wire Line Access	Acterna Corporation; Agilent Technologies, Inc.; Consulttronics; Trend
Fiber Optics	Digital Lightwave, Inc.; Acterna Corporation; Agilent Technologies, Inc.; Exfo; Nettest
Cable TV	Acterna Corporation; Agilent Technologies, Inc.
Signaling	Inet Technologies, Inc.; Nettest

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

We purchase many key parts, such as microprocessors, field programmable gate arrays, bus interface chips, optical components, and oscillators, from a single source or sole suppliers, and we license certain software from third parties. We rely exclusively on third-party subcontractors to manufacture some sub-assemblies, and we have retained, from time to time, third party design services in the development of our products. We do not have long-term supply agreements with these vendors. In general, we make advance purchases of some products and components to ensure an adequate supply, particularly for products that require lead times of up to nine months to manufacture. In the past, we have experienced supply problems as a result of financial or operating difficulties of our suppliers, shortages, and discontinuations resulting from component obsolescence or other shortages or allocations by suppliers. Our reliance on these third parties involves a number of risks, including the following:

•	the unavailability of critical products and components on a timely basis, on commercially reasonable terms, or at all;

•	the unavailability of products or software licenses, resulting in the need to qualify new or alternative products or develop or license new software for our use and/or to reconfigure our products and manufacturing process, which could be lengthy and expensive;

•	the likelihood that, if these products are not available, we would suffer an interruption in the manufacture and shipment of our products until the products or alternatives become available;

•	reduced control over product quality and cost, risks that are exacerbated by the need to respond, at times, to unanticipated changes and increases in customer orders;

•	the unavailability of, or interruption in, access to some process technologies; and

•	exposure to the financial problems and stability of our suppliers.

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

Sales to customers located outside of the United States represented 45% of our net sales in the first three months of 2003, 30% in fiscal 2002, and 38% in fiscal 2001, and we expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including the following:

•	potentially higher operating expenses, resulting from the establishment of international offices, the hiring of additional personnel, and the localization and marketing of products for particular countries’ technologies;

•	the need to establish relationships with government-owned or subsidized telecommunications providers and with additional distributors;

•	fluctuations in foreign currency exchange rates and the risks of using hedging strategies to minimize our exposure to these fluctuations;

•	potentially adverse tax consequences related to acquisitions and operations, including the ability to claim goodwill deductions and a foreign tax credit against U.S. federal income taxes; and

•	possible disruptions to our customers, sales channels, sources of supply, or production facilities due to wars, terrorist acts, acts of protest or civil disobedience, or other conflicts between or within various nations and due to variations in crime rates and the rule of law between nations.

We cannot ensure that one or more of these factors will not materially and adversely affect our ability to expand into international markets or our revenues and profits.

In addition, the Asia/Pacific and Latin America regions have experienced instability in many of their economies and significant devaluations in local currencies. 26% of our sales in the first three months of 2003, 17% of our sales in fiscal 2002, and 19% of our sales in fiscal 2001 were from customers located in these regions. These instabilities may continue or worsen, which could have a materially adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

Concentration of Control—Our executive officers and directors retain significant control over us, which allows them to decide the outcome of matters submitted to stockholders for approval. This influence may not be beneficial to all stockholders.

As of March 31, 2003, Paul Ker-Chin Chang, Paul A. Marshall, and Robert C. Pfeiffer beneficially owned approximately 27%, 24%, and 13%, respectively, of our outstanding shares of common stock. Consequently, these three individuals, acting together, control approximately 64% of our outstanding shares of common stock and are able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of stockholders. In addition, Mr. Chang, Mr. Marshall, and Mr. Pfeiffer constitute three of the six members of the board of directors and have significant influence in directing the actions taken by the board. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of our company may also have the effect of delaying or preventing a change in control of our company that other stockholders may consider desirable.

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

In addition, the terms of our customer agreements and purchase orders which provide us with protection against unwarranted claims of product defects and errors may not protect us adequately from unwarranted claims against us, unfair verdicts if a claim were to go to trial, settlement of these kinds of claims, or future regulation or laws regarding our products. Our defense against such claims in the future, regardless of their merit, could result in substantial expense to us, diversion of management time and attention, and damage to our business reputation and our ability to retain existing customers or attract new customers.

Severe Acute Respiratory Syndrome—Given our reliance on our manufacturing facility and suppliers in Asia, the outbreak of Severe Acute Respiratory Syndrome (“SARS”) may negatively impact our operating results.

The recent outbreak of SARS that began in China, Hong Kong, Singapore, and Vietnam could have a negative impact on our operations. Our normal operating processes could be hindered by a number of SARS-related factors, including, but not limited to:

•	potential disruptions at our manufacturing facility in Taiwan;

•	potential disruptions at our third-party suppliers located in Asia;

•	potential disruptions to our customers’ in Asia;

•	reduced travel by our U.S. and other research and development and sales and marketing personnel to our Taiwanese manufacturing location; and

•	reduced travel by our personnel to our customers and suppliers.

If the number of cases continues to rise or spread to other areas or if we are forced to quarantine or temporarily shut down our manufacturing facilities, service centers, or other locations, our sales and operating results could be negatively impacted.

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

Nasdaq Marketplace Rule 4450(a)(5) requires companies listed on the Nasdaq National Market to maintain a minimum bid price of $1.00. Our common stock has closed as low as $1.26, on September 24, 2002. If the price of our common stock were to trade below $1.00 for 30 consecutive trading days, our common stock could be delisted from the Nasdaq National Market. A delisting would impair our ability to raise additional working capital. Furthermore, because prices for delisted stocks are often not publicly available, a delisting would impair the liquidity of our common stock and make it difficult for you to sell your shares, and you may lose some or all of your investment.

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

We sell our products in North America, Asia, Latin America, Africa, the Middle East, and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates. We have a small amount of sales denominated in Euros and the Canadian dollar and have at certain times used derivative financial instruments to hedge our foreign exchange risks. As of March 31, 2003, we had no derivative financial instruments. To date, foreign exchange risks from sales has not been material to our operations.

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

Our Chief Executive Officer and the Acting Chief Financial Officer have reviewed, within 90 days of this filing, the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported in a timely and proper manner. Based upon this review, they believe that there are adequate controls and procedures in place to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly disclosed as required by the Exchange Act and related regulations. There have been no significant changes in internal controls or other factors that could significantly affect these controls since the evaluation was performed.

PART II.    Other Information

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our day-to-day operations. As of March 31, 2003, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, or cash flow.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

During July 2000, we received net proceeds totaling approximately $51.6 million from our initial public offering. To date, we have used $38.6 million of these net proceeds to acquire complementary businesses, products or technology; construct our corporate headquarters; repay amounts drawn under our line of credit; and repay notes payable. Funds that have not been used have been invested in money market funds, auction rate securities, and marketable debt securities. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of Sunrise or its associates, persons owning 10 percent or more of any class of equity securities of Sunrise, or an affiliate of Sunrise.

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

There were no reports on Form 8-K filed during the three-month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE TELECOM INCORPORATED (Registrant)

Date:	May 14, 2003	By:	/s/ PAUL KER-CHIN CHANG
Paul Ker-Chin Chang President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ PAUL A. MARSHALL
Paul A. Marshall Acting Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Paul Ker-Chin Chang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sunrise Telecom Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	By:	/s/ PAUL KER-CHIN CHANG
Paul Ker-Chin Chang
President and Chief Executive Officer
(Principal Executive Officer)

I, Paul A. Marshall, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sunrise Telecom Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	By:	/s/ PAUL A. MARSHALL
Paul A. Marshall
Acting Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.