Form 10-Q
period 2003-06-30
SUNRISE TELECOM INC
filed 2003-08-14
CIK 907152

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  [X]  No  [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes  [   ]  No  [X]

As of August 01, 2003, there were 49,823,536 shares of the Registrant's Common Stock outstanding, par value $0.001.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

PART I.    Financial Information

ITEM 1.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$36,934	$36,440
Marketable securities	-	1,023
Accounts receivable, net of allowance of $1,190 and $1,389, respectively	6,147	13,019
Inventories	9,300	8,143
Prepaid expenses and other assets	393	708
Income taxes receivable	2,647	348
Deferred tax asset	5,034	4,746

Total current assets	60,455	64,427
Property and equipment, net	28,267	28,126
Restricted cash	106	106
Marketable securities	1,449	-
Goodwill	12,693	12,656
Intangible assets, net	7,399	8,754
Deferred tax assets	2,236	2,331
Loan to related party	1,050	1,051
Other assets	491	1,470

Total assets	$114,146	$118,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$346	$410
Accounts payable	1,250	1,869
Other accrued expenses	7,710	8,296
Deferred revenue	596	1,081

Total current liabilities	9,902	11,656

Notes payable, less current portion	1,340	1,177
Deferred revenue	225	314
Other liabilities	11	5
Stockholders' equity:
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,489,798 and 51,233,309 shares issued and 49,734,098 and 49,477,609 shares outstanding as of June 30, 2003 and December 31, 2002, respectively	50	49
Additional paid-in capital	68,258	68,462
Deferred stock-based compensation	(1,146)	(2,124)
Retained earnings	34,590	39,158
Accumulated other comprehensive income	916	224

Total stockholders' equity	102,668	105,769

Total liabilities and stockholders' equity	$114,146	$118,921

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$10,309	$14,730	$22,167	$23,379
Cost of sales	4,015	4,975	8,518	8,121

Gross profit	6,294	9,755	13,649	15,258

Operating expenses:
Research and development	4,154	4,441	8,360	8,372
Selling and marketing	4,151	4,426	8,522	8,349
General and administrative	2,511	3,068	4,783	5,915

Total operating expenses	10,816	11,935	21,665	22,636

Loss from operations	(4,522)	(2,180)	(8,016)	(7,378)
Other income, net	370	417	528	650

Loss before income taxes	(4,152)	(1,763)	(7,488)	(6,728)
Income tax benefit	1,619	1,025	2,920	2,018

Net loss	$(2,533)	$(738)	$(4,568)	$(4,710)

Loss per share:
Basic	$(0.05)	$(0.01)	$(0.09)	$(0.09)

Diluted	$(0.05)	$(0.01)	$(0.09)	$(0.09)

Shares used in per share computation:
Basic	49,666	50,023	49,587	50,173

Diluted	49,666	50,023	49,587	50,173

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,568)	$(4,710)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,944	3,316
Amortization of deferred stock-based compensation	1,012	1,046
Provision for losses on accounts receivable	(145)	847
Loss on disposal of property and equipment	167	39
Purchased in-process research and development	37	-
Deferred income taxes	(334)	(2,370)
Changes in operating assets and liabilities (net of acquisition balances):
Accounts receivable	7,104	3,629
Inventories	(1,797)	(878)
Prepaid expenses and other assets	175	(143)
Accounts payable and accrued expenses	(1,175)	(65)
Income taxes receivable and payable	(2,814)	(250)
Deferred revenue	(575)	(111)

Net cash provided by operating activities	1,031	350

Cash flows from investing activities:
Purchases of marketable securities	-	(3,275)
Sales of marketable securities	1,036	3,491
Capital expenditures	(1,454)	(1,250)
Acquisitions of businesses, net of cash acquired	(554)	(7,322)
Loan to related party	-	(1,050)

Net cash used in investing activities	(972)	(9,406)

Cash flows from financing activities:
Net proceeds from (payments on) short-term borrowings	1	(50)
Proceeds from notes payable	41	273
Payments on notes payable	(154)	(139)
Repurchase of common stock	-	(3,243)
Net proceeds from issuance of common stock	225	454
Proceeds from exercise of stock options	51	87

Net cash provided by (used in) financing activities	164	(2,618)

Effect of exchange rate changes on cash and cash equivalents	271	330

Net increase (decrease) in cash and cash equivalents	494	(11,344)
Cash and cash equivalents at the beginning of the period	36,440	48,713

Cash and cash equivalents at the end of the period	$36,934	$37,369

Supplemental disclosures of cash flow information:
Cash paid for interest	$14	$5

Cash paid for income taxes	$71	$521

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation and Certain Significant Accounting Policies

Sunrise Telecom Incorporated and its subsidiaries (collectively, "the Company") develop, manufacture, and market service verification equipment to pre-qualify, verify, and diagnose telecommunications, cable TV, and Internet networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. The Company has wholly-owned subsidiaries in Norcross, Georgia; Taipei, Taiwan; Modena, Italy; Tokyo, Japan; Seoul, Korea; Anjou, Canada; Geneva, Switzerland; and Mannheim, Germany. It also has a representative liaison office in Beijing, China.

These condensed consolidated financial statements, including the notes to the condensed consolidated financial statements included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for their fair presentation. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC. Certain amounts in the prior periods' condensed consolidated financial statements have been reclassified to conform to the current year's presentation.

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or for the full fiscal year ending December 31, 2003.

Earnings Per Share

Basic earnings per share ("EPS") is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of common stock issuable upon the exercise of stock options, as quantified using the treasury stock method. For the three and six-month periods ended June 30, 2003 and 2002, all potential common shares were excluded from the computation of diluted loss per share presented in the condensed consolidated statements of operations because their effect would have been anti-dilutive. Specifically, diluted net loss per share does not include the effect of 4,994,000 and 4,303,000, and 4,908,000 and 4,155,000 anti-dilutive potential common shares for the three and six-month periods ended June 30, 2003 and 2002, respectively.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic EPS- weighted-average number of common shares outstanding	$49,666	$50,023	$49,587	$50,173
Effect of dilutive potential common shares: Stock options outstanding	-	-	-	-

Diluted EPS-weighted-average number of common shares outstanding	$49,666	$50,023	$49,587	$50,173

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

If compensation expense for the Company's stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123, the Company's net loss and loss per share, as reported, would have changed to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(2,533)	$(738)	$(4,568)	$(4,710)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	294	365	617	732

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(577)	(665)	(1,141)	(1,285)

Pro forma net loss	$(2,816)	$(1,038)	$(5,092)	$(5,263)

Loss per share
Basic - as reported	$(0.05)	$(0.01)	$(0.09)	$(0.09)

Basic - pro forma	$(0.06)	$(0.02)	$(0.10)	$(0.10)

Diluted - as reported	$(0.05)	$(0.01)	$(0.09)	$(0.09)

Diluted - pro forma	$(0.06)	$(0.02)	$(0.10)	$(0.10)

For the purposes of computing pro forma net income, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grant are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Dividend yield	None	None	None	None
Expected term	4 years	4 years	4 years	4 years
Risk-free interest rate	2,82%	2.97%	2.87%	2.97%
Volatility rate	0.7340	0.7143	0.7197	0.7143

(2)    Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss. The components of the Company's comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(2,533)	$(738)	$(4,568)	$(4,710)
Change in unrealized gain (loss) on
available-for-sale investments	260	9	256	(2)
Change in foreign currency translation adjustments	217	374	436	328

Total comprehensive loss	$(2,056)	$(355)	$(3,876)	$(4,384)

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a guarantor to (i) include disclosure of certain obligations and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 29, 2002. The adoption of Interpretation No. 45 did not have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the fair-value-based method would have on reported net income and earnings per share and to require prominent disclosure about the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company accounts for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company's adoption of the disclosure requirements of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which the Company adopted as of January 1, 2003. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, enterprises generally have been included in the consolidated financial statements of another enterprise because the one enterprise controls the others through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. As of June 30, 2003, the Company has no interests in variable interest entities.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that adoption of this standard will have a material effect on its reporting equity.

(4) Inventories

Inventories consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$3,610	$4,098
Work-in-process	3,032	1,801
Finished goods	2,658	2,244

	$9,300	$8,143

(5)    Marketable Securities

At June 30, 2003, marketable securities consisted of equity securities of Top Union Electronics Corp. ("Top Union"), a Taiwan R.O.C. corporation. At December 31, 2002, marketable securities consisted of auction rate and other debt securities. The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates this designation at each balance sheet date. Investments classified as available for sale are reported at market value, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income (loss) in stockholders' equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in other income (expense). Investment securities available for current operations are classified as current assets, and all other investment securities are classified as non-current assets.

During the second quarter of 2003, shares of Top Union became available for sale on the GreTai Securities Market, Taiwan's over-the-counter exchange. The Company was required to and did sell from its holdings 65,000 Top Union shares costing a total of $17,000 as part of this initial public offering, realizing a gain of $11,000. At December 31, 2002, this investment was recorded at historical cost and reported with other assets on the balance sheet. Since the remaining investment of $1,049,000 became a marketable security and had a readily determinable fair value at June 30, 2003, the Company reclassified it as an available-for-sale security and revalued it to its fair value, resulting in a $400,000 increase in its carrying value to $1,449,000. This revaluation resulted in other comprehensive income of $260,000, net of tax effect of $140,000.

(6)    Goodwill and Other Acquired Intangible Assets

Acquired intangible assets consisted of the following (in thousands):

	As of June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$12,349	$(6,404)	$5,945
Non-compete	1,916	(1,333)	583
License	560	(199)	361
Patents	141	(22)	119
Other	108	(15)	93

Total	$15,074	$(7,973)	$7,101

Unamortized intangible assets
Patents			262
Other			36

Total			298

Intangible assets, net			$7,399

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$12,295	$(5,174)	$7,121
Non-compete	2,002	(1,271)	731
Customer list	890	(688)	202
License	360	(120)	240
Patents	140	(17)	123
Other	70	(11)	59

Total	$15,757	$(7,281)	$8,476

Unamortized intangible assets
Patents			219
Other			59

Total			278

Intangible assets, net			$8,754

Aggregate amortization expense for the three and six-month period ended June 30, 2003 was $913,000 and $1,809,000, respectively.

Estimated future aggregate annual amortization expense based on acquired intangible assets on our balance sheet at June 30, 2003 is as follows (in thousands):

Six-month period ending December 31, 2003	$1,573
Year ending December 31, 2004	2,738
2005	1,713
2006	778
2007	182
2008	54
Thereafter	63

	$7,101

The changes in the carrying amount of goodwill for the six month period ended June 30, 2003 were as follows (in thousands):

Balance as of January 1, 2003	$12,656
Effect of foreign currency translation	37

Balance as of June 30, 2002	$12,693

The Company will do its annual impairment test of goodwill during the quarter ending December 31, 2003, as required by SFAS No. 142, Goodwill and Other Intangible Assets.

(7)    Liability for Product Warranties

Changes in the Company's liability for product warranties, which is part of other accrued expenses, during the six months ended June 30, 2003 and the year ended December 31, 2002 are as follows (in thousands):

		Balance at Beginning of Period	Warranties Issued	Warranties Settled	Balance at End of Period

2003	.............................	$1,306	$261	$(258)	$1,309
2002	.............................	1,398	892	(984)	1,306

(8)    Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Top Union investment	$-	$1,066
Insurance deposit	324	252
Other deposits	167	152

	$491	$1,470

(9)    Short-term Borrowings and Notes Payable

As a result of various acquisitions completed during 2003, 2002, 2000, and 1999, the Company had sixteen non-interest bearing notes payable at June 30, 2003. The aggregate outstanding balance on these notes was $686,000.

The remaining portion of notes payable consisted of a loan from the Italian government, which bears interest at 2% a year. At June 30, 2003, the outstanding balance on this loan was $1,000,000, which is to be repaid by semi-annual principal payments over an eight-year period starting in July 2003.

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Six-month period ending December 31, 2003	$376
Year ending December 31,
2004	332
2005	197
2006	199
2007	125
2008	127
Thereafter	330

$1,686

(10)    Acquisitions

On February 28, 2002, the Company acquired the CaLan Cable TV test business ("CaLan") from Agilent Technologies, Inc. for $7.2 million in cash and acquisition costs. The purchase price was determined on the basis of negotiations between the Company and Agilent Technologies, Inc., taking into consideration future projections for the CaLan business. The results of CaLan's operations and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements since the date of the acquisition. The purchase price for CaLan was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition as follows (in thousands):

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

The total weighted-average amortization period for the intangible assets is four years. The developed technology is amortized over an estimated useful life of five years, and the technology license is amortized over its remaining useful life at the date of acquisition of two-and-a-half years. Amortization expense is as follows (in thousands):

Aggregate amortization expense:
For the six month period ended June 30, 2003	$391
Estimated amortization expense:
For the six month period ended December 31, 2003	$390
For the year ended December 31, 2004	$733
For the year ended December 31, 2005	$637
For the year ended December 31, 2006	$637
For the year ended December 31, 2007	$106

The Company expects that the $2,554,000 of goodwill recognized in this transaction will be fully deductible for tax purposes.

On June 19, 2002, the Company acquired the ADSL Tester business from Integrated Telecom Express, Inc. ("ITeX") for $100,000 in cash. The purchase price was determined on the basis of negotiations between the Company and ITeX, taking into consideration future projections for the ADSL Tester business and the planned liquidation of ITeX. The results of operations of the ADSL Tester business and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements since the date of the acquisition. The purchase price for ITeX was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition as follows (in thousands):

Current assets	$83
Equipment	5
Goodwill	68
Current liabilities	(56)

Net assets acquired	$100

The Company expects that the $68,000 of goodwill recognized in this transaction will be fully deductible for tax purposes.

On September 4, 2002, the Company acquired Luciol Instruments SA ("Luciol"), a Swiss corporation specializing in fiber optic measurement and instrumentation, for $1.2 million in cash and acquisition costs. The purchase price was determined on the basis of negotiations between the Company and Luciol. The results of Luciol's operations and the fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements since the date of the acquisition. The purchase price for Luciol was allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition as follows (in thousands):

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

The developed technology is amortized over a weighted average life of five years, and the patent, when issued, will be amortized over ten years. Amortization expense is as follows (in thousands):

Aggregate amortization expense:
For the six month period ended June 30, 2003	$9
Estimated amortization expense:
For the six month period ended December 31, 2003	$9
For the year ended December 31, 2004	$18
For the year ended December 31, 2005	$18
For the year ended December 31, 2006	$18
For the year ended December 31, 2007	$12

The Company expects that the $1,275,000 of goodwill recognized in this transaction will be fully deductible for tax purposes.

On February 28, 2003, the Company acquired substantially all of the assets of GIE GmbH ("GIE"), a German corporation specializing in wireless and RF measurement instrumentation, for $554,000 in cash and acquisition costs. The purchase price was determined on the basis of negotiations between the Company and the shareholders of GIE. The results of GIE's operations and the fair values of the assets acquired have been included in the consolidated financial statements since the date of the acquisition. The purchase price for GIE was allocated to the assets acquired based on their fair values as of the date of the acquisition as follows (in thousands):

Current assets	$463
Equipment	2
Intangible assets	89

Net assets acquired	$554

 Of the $89,000 of acquired intangible assets, $38,000 was assigned to in-process research and development assets that were written off at the date of the acquisition. The remaining $51,000 of acquired intangible assets is developed technology and is amortized over its remaining weighted average useful life at the date of acquisition of four years. No goodwill was recorded in this transaction.

The following summary is prepared on a pro forma basis and reflects the condensed consolidated results of operations for the three and six month periods ended June 30, 2003 and 2002, assuming that CaLan, ITeX, Luciol, and GIE had been acquired at the beginning of the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$10,309	$14,988	$22,167	$25,112
Net loss	$(2,533)	$(912)	$(4,568)	$(5,267)
Basic loss per share	$(0.05)	$(0.02)	$(0.09)	$(0.10)
Diluted loss per share	$(0.05)	$(0.02)	$(0.09)	$(0.10)
Shares used in pro forma for basic per share computation	49,666	50,023	49,587	50,173
Shares used in pro forma for diluted per share computation	49,666	50,023	49,587	50,173

These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect the synergies, if any, that might be achieved from combined operations.

(11)    Segment Information

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

The Company considers its Chief Executive Officer ("CEO") to be its chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is the same as the information presented in the accompanying condensed consolidated statements of operations. Therefore, the Company operates in a single operating segment, which includes the design, manufacture, and sale of digital test equipment for telecommunications, transmission, cable, and signaling applications.

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
North America (United States and Canada)	$7,072	$11,768	$13,736	$17,161
Asia/Pacific	1,617	936	4,339	2,889
Cable TV	1,315	1,686	3,429	2,703
Europe/Africa/Middle East	305	340	663	626

	$10,309	$14,730	$22,167	$23,379

Revenue information by product category is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Wire line access	$3,446	$6,064	$9,423	$10,526
Fiber optics	3,193	3,085	5,527	4,342
Cable TV	2,807	4,882	5,964	7,212
Signaling	756	660	1,085	1,215
Other	107	39	168	84

	$10,309	$14,730	$22,167	$23,379

(12)    Subsequent Event

The Company's Board of Directors declared a cash dividend of $0.04 per share, payable on August 25, 2003 to stockholders of record as of August 15, 2003.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward-looking statements. When used in this report, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not necessarily limited to, those set forth below under "Risk Factors Affecting Future Operating Results." The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report.

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

Sources of Net Sales

We sell our products predominantly to large telecommunications and cable TV service providers. These types of customers generally commit significant resources to the evaluation of our and our competitors' products and require each vendor to expend substantial time, effort, and money educating them about the value of the proposed solutions. Delays associated with potential customers' internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twenty-four months. During the past two years, we have observed a significant decline in capital spending in the telecommunications and cable TV industries, which may lengthen the sales cycle further. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements or requirements contracts. As a result, we commit resources to the development and production of products without having received advance or long-term purchase commitments from customers. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on purchase orders, which can be delayed or cancelled by our customers without penalty.

Historically, a significant portion of our net sales has resulted from a small number of relatively large orders from a limited number of customers. However, no customers comprised more than 10% of our sales in the first six months of 2003 and 2002. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers.

Our sales have been seasonal in nature and tied to the buying patterns of our customers. Prior to 2000, the largest volume of quarterly sales had usually been during the last calendar quarter of the year, as customers spent the unused portions of their annual budgets. In 2001 and 2000, there was a change in this fourth quarter seasonality as our customers had fewer remaining unused budget dollars available to generate an increase in the fourth quarter seasonal sales. In 2002, however, we saw a return to the pre-2000 pattern, with increased sales in the fourth quarter. Market conditions in our industry are currently too uncertain for us to predict whether or not this pattern will persist. The first quarter of any given year has historically been a light period for orders because our large customers typically do not release their budgets for the year until mid-quarter. This seasonal pattern continued in the first quarter of 2003. However, we did not see the typical March increase in orders, so we entered the second quarter of 2003 with a lower backlog. We expect that our quarterly operating results may fluctuate significantly and will be difficult to predict, given the nature of our business. Many factors could cause our operating results to fluctuate from quarter to quarter in the future, including the lengthy and unpredictable buying patterns of our customers, the degree to which our customers allocate and spend their yearly budgets, and the timing of our customers' budget processes.

Currently, competition in the telecommunications and cable equipment market is intense and is characterized by declining prices due to increased competition and new products and due to declining customer demand. Due to these market conditions and potential pricing pressures from large customers in the future, we expect that the average selling price for our products will decline over time. If we fail to reduce our production costs accordingly or fail to introduce higher margin new products, there will be a corresponding decline in our gross margin percentage. See "Risk Factors Affecting Future Operating Results-Competition" and "-Risks of the Telecommunications Industry."

A substantial portion of our net sales have come from customers located outside of the United States, and we believe that future growth may require expansion of our sales into international markets. Currently, we maintain a manufacturing facility in Taipei, Taiwan; manufacturing, research, development, and sales facilities in Modena, Italy; manufacturing, research, development, and sales facilities in Anjou, Canada; manufacturing, research, development, and sales facilities in Mannheim, Germany; and research and development facilities in Geneva, Switzerland. We also have a representative liaison office in Beijing, China, and sales offices in Tokyo, Japan and Seoul, Korea.

We have a small amount of sales denominated in Euros and the Canadian dollar and have, in prior years used derivative financial instruments to hedge foreign exchange risks. As of June 30, 2003, we had no derivative financial instruments. To date, foreign exchange exposure from sales has not been material to our operations. We also have been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. We may choose to limit this exposure by using hedging strategies. See "Risk Factors Affecting Future Operating Results-Risks of International Operations."

Cost of Sales

Our cost of sales consist primarily of the following:

-	direct material costs of product components, manuals, product documentation, and product accessories;

-	production wages, taxes, and benefits;

-	allocated production overhead costs;

-	warranty costs;

-	the costs of board level assembly by third party contract manufacturers; and

-	scrapped and reserved material purchased for use in the production process.

We recognize direct cost of sales, wages, taxes, benefits, and allocated overhead costs at the same time we recognize revenue for products sold. We expense scrapped materials as incurred.

Our industry is characterized by limited sources and long lead times for the materials and components that we use to manufacture our products. If we underestimate our requirements, we may have inadequate inventory, resulting in additional product costs for expediting delivery of long lead time components. An increase in the cost of components could result in lower margins. Additionally, these long lead times have in the past, and may in the future, cause us to purchase larger quantities of some parts, increasing our investment in inventory and the risk of the parts' obsolescence. Any subsequent write-off of inventory could result in lower margins. See "Risk Factors Affecting Future Operating Results-Dependence on Sole and Single Source Suppliers".

Operating Costs

We classify our operating expenses into three general operational categories: research and development, selling and marketing, and general and administrative. Our operating expenses include stock-based compensation expense and amortization of certain intangible assets. We classify charges to the research and development, selling and marketing, and general and administrative expense categories based on the nature of the expenditures. Although each of these three categories includes expenses that are unique to the category type, each category also includes commonly recurring expenditures that typically relate to all of these categories, such as salaries, amortization of stock-based compensation, employee benefits, travel and entertainment costs, allocated communications costs, rent and facilities costs, and third party professional service fees. The selling and marketing category of operating expenses also includes expenditures specific to the selling and marketing group, such as commissions, public relations and advertising, trade shows, and marketing materials. The research and development category of operating expenses includes expenditures specific to the research and development group, such as design and prototyping costs. The general and administrative category of operating expenses includes expenditures specific to the general and administrative group, such as legal and professional fees and amortization of identifiable intangible assets.

We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon the square footage of facilities used or the headcount in each of these areas. These allocated charges include facility rent, utilities, communications charges, and depreciation expenses for our building, equipment, and office furniture.

In the first six months of 2003, we recorded amortization of deferred stock-based compensation expense of $1.0 million related to the grant of pre-IPO options to purchase our common stock at exercise prices subsequently deemed to be below fair market value. Total compensation expense related to these options, which were granted in 1999 and the first quarter of 2000, is amortized on a straight-line basis, over the respective four-year vesting periods of the options, to the departments of the employees who received these below-market option grants. During the first six months of 2003 and 2002, we allocated amortization of deferred stock-based compensation expense of $0.1 million to cost of sales, $0.4 million to research and development expense, $0.3 million to selling and marketing expense, and $0.2 million to general and administrative expense. At June 30, 2003, approximately $1.1 million of deferred stock-based compensation expense remained to be amortized, at a rate not exceeding $0.5 million per quarter.

Also, during the first six months of 2003 and 2002, we charged approximately $1.8 million and approximately $1.6 million, respectively, to general and administrative expense for amortization of intangible assets obtained through various business acquisitions.

Acquisitions

On February 28, 2003, we acquired substantially all of the assets of GIE GmbH ("GIE"), a German corporation specializing in wireless and RF measurement instrumentation, for approximately $0.6 million in cash and acquisition costs. We recorded acquired intangible assets of $89,000, of which $38,000 was assigned to in-process research and development assets that were written off at the date of the acquisition. The remaining $51,000 of acquired intangible assets is developed technology and is amortized over its remaining weighted average useful life at the date of acquisition of four years. We did not record any goodwill on this acquisition. Concurrent with this acquisition, we entered into a non-compete agreement with certain former owners of GIE that will result in payments to the former owners totaling approximately $100,000 over four years, provided that they perform as agreed to under the agreements. We are amortizing the corresponding non-compete assets on a straight-line basis over their four-year estimated useful lives. We also entered into employment agreements with these same former owners that will result in bonus payments to the former owners totaling approximately $200,000 over four years, in addition to their regular salaries and subject to certain conditions, primarily related to their continued employment by Sunrise.

We believe that acquisitions and joint ventures may be an important part of our growth and competitive strategy. See "Risk Factors Affecting Future Operating Results-Acquisitions."

Reductions in Workforce and Salary

During the second quarter of 2003, the Company implemented reductions in workforce of approximately 40 employees or approximately 10% worldwide and salary reductions of approximately 5% in certain locations.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, although they do not include all of the information and footnotes required by such accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements do include all of the information and footnotes required by the United States Securities and Exchange Commission for interim financial statements presented in Item 1 of Form 10Q. Item 8 of our Form 10-K for the fiscal year ended December 31, 2002 presents consolidated financial statements that include all the information and footnotes required by accounting principles generally accepted in the United States of America and that in all other respects comply with the requirements of the United States Securities and Exchange Commission for financial statements furnished in Item 8 of Form 10-K. We have prepared our discussion and analysis of our financial condition and results of operations based on these financial statements. The preparation of these financial statements requires us to apply accounting policies using estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and various other assumptions that we believe to be reasonable. Actual results may differ from these estimates, assumptions, and judgments.

We consider "critical" those accounting policies that require our subjective or complex judgments, which often result from a need to make estimates about the effect of matters that are inherently uncertain, and they are among the most important of our accounting policies to the portrayal of our financial condition and results of operations. These critical accounting policies are determination of our allowance for doubtful accounts receivable, valuation of excess and obsolete inventory, valuation of goodwill and other intangible assets, accounting for warranty reserves, deferred income tax assets and liabilities, and revenue recognition.

We determine our allowance for doubtful accounts receivable by making our best estimate considering our historical accounts receivable collection experience and the information that we have about the status of our accounts receivable balances. If future conditions cause our collection experience to change or if we later obtain different information about the status of any or all of our accounts receivable, additional allowances for doubtful accounts receivable may be required. We charge provisions for doubtful accounts receivable to general and administrative expenses on our income statement.

We determine the valuation of excess and obsolete inventory by making our best estimate considering the current quantities of inventory on hand and our forecast of the need for this inventory to support future sales of our products. We often have only limited information on which to base our forecasts, and if future sales differ from these forecasts, the valuation of excess and obsolete inventory may change. We charge provisions for excess and obsolete inventory to cost of sales on our income statement.

We evaluate the valuation of goodwill in the manner prescribed by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As required by that standard, we test goodwill for impairment annually, during our fourth fiscal quarter. We would also test goodwill for impairment were certain events or changes in circumstances stipulated by the standard to occur. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first screens for impairment by comparing the fair value of our reporting unit, which we consider to be the market capitalization of our entire telecommunications testing equipment business, to its carrying value. If the carrying value were to exceed the fair value, the second phase of the process would occur. In the second phase, we would recognize an impairment for the excess of the carrying value, if any, of our goodwill over its implied fair value. The implied fair value of our goodwill is the excess of our reporting unit's total fair value over the combined net fair values of its individual assets and liabilities. As of June 30, 2003, the second testing phase has not been necessary, and no subsequent indicators of impairment have been noted.

We evaluate the valuation of intangible assets other than goodwill in the manner prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As required by that standard, we monitor events and changes in circumstances that could indicate that the carrying amounts of an intangible asset may not be recoverable. These events and circumstances include a significant change in how we use the asset, significant changes in legal factors or the business climate that could affect the asset's value, and current period operating or cash flow losses combined with a history of such losses or a forecast of continuing losses associated with the use of the asset. If such an event or change in circumstances were to occur, we would assess the recoverability of the intangible asset by determining whether its carrying value would be recovered through undiscounted expected future cash flows. If the carrying value of the asset were to exceed the undiscounted expected future cash flows, we would recognize an impairment for the excess of the carrying value over the asset's fair value.

We offer a three-year warranty covering parts and labor on our wire line access products and fiber optic products sold in the United States, and generally offer a one-year warranty covering parts and labor for our products sold in all other countries, with the option to purchase a two-year extended warranty. Our cable TV and signaling products are covered by a one-year warranty. We are also subject to laws and regulations regarding vendor obligations to ensure product performance in the various countries in which we sell. At the time we recognize revenue from a product's sale, we determine the reserve for the future cost of meeting our obligations under the standard warranties and product performance laws and regulations by considering our historical experience with the costs of meeting such obligations. If the future costs of meeting these obligations differ from the historical experience, additional reserves for warranty obligations may be required. We charge provisions for future warranty costs to cost of sales on our income statement.

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

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the price is fixed and determinable, the product has been delivered, and collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier. When the arrangement with the customer includes future obligations or is contingent on obtaining customer acceptance, we recognize revenue when those obligations have been met or customer acceptance has been received. We defer revenue from sales of extended warranties and recognize it over the extended warranty term, which is generally two years, and we recognize revenue for out-of-warranty repairs when we deliver the repaired product to a common carrier.

Results of Operations

Comparison of Three and Six-Month Periods Ended June 30, 2002 and 2001

Net Sales.    Net sales decreased 30% to $10.3 million in the second quarter of 2003 from $14.7 million in the same quarter in 2002. Net sales decreased 5% to $22.2 million in the first six months of 2003 from $23.4 million in the same period in 2002. In the second quarter of 2003, sales of our wire line access products decreased by $2.6 million, and sales of our cable TV products decreased by $2.1 million from the same quarter of 2002. These sales decreases were generally due to decreased capital spending by our customers in the telecommunications industry and were partially offset by a $0.1 million increase in sales of our fiber optics products and a $0.1 million increase in sales of our signaling products. In the first six months of 2003, sales of our wire line access products decreased by $1.1 million, sales of our cable TV products decreased by $1.2 million, and sales of our signaling products decreased by $0.1million. These sales decreases were partially offset by a $1.2 million increase in sales of our fiber optics products.

Sales in the second quarter of 2003 decreased $4.7 million, or 40%, in North America, and $0.4 million, or 24%, in Europe/Africa/Middle East, as compared to the same quarter in 2002. These decreases were partially offset with a sales increase of $0.7 million, or 78%, in Asia. There was no change in sales to Latin America. Sales in the first six months of 2003 decreased $3.4 million or 20%, in North America. This decrease was partially offset by sales increases of $1.5 million, or 50%, in Asia, and $0.7 million, or 27%, in Europe/Africa/Middle East. There was no change in sales to Latin America.

The decrease in North American sales during the second quarter of 2003 over the same period in 2002 was primarily due to a $2.6 million, a $1.9 million and a $0.4 million decrease, respectively, in sales of our wire line access, cable TV, and fiber optics products. These decreases were partially offset by a $0.2 million increase in the sales of our signaling products. The decrease in North American sales during the first six months of 2003 over the same period in 2002 was primarily due to a $1.8 million, $1.4 million, and $0.3 million decrease, respectively, in sales of our wire line access, cable TV, and signaling products. These decreases were partially offset by a $0.1 million increase in the sales of our fiber optics products.

International sales, including North American sales to Canada, increased to $3.5 million, or 34% of net sales, in the second quarter of 2003, from $3.2 million, or 22% of net sales in the same quarter in 2002. International sales, including North American sales to Canada, increased to $8.9 million, or 40% of net sales, in the first six months of 2003, from $6.5 million, or 28% of net sales in the same period in 2002. The increase in international sales in absolute dollars is primarily due to increased sales of our wire line access product lines and our fiber optics products, particularly in Asia.

Cost of Sales.    Cost of sales consists primarily of direct material, warranty, and personnel costs related to the manufacturing of our products and allocated overhead costs. Cost of sales decreased 20% to $4.0 million in the second quarter of 2003, from $5.0 million in the same quarter in 2002. This decrease is primarily due to the decrease in net sales. Cost of sales increased 5% to $8.5 million in the first six months of 2003, from $8.1 million in the same period in 2002. Cost of sales represented 39% and 34% of net sales in the second quarters of 2003 and 2002, respectively, and 38% and 35% of net sales in the first six months of 2003 and 2002, respectively. Cost of sales increased as a percentage of sales due to items, including fluctuations in our product mix, growth in international sales (which generally carry lower margins than sales of similar types of products in the United States) as a percentage of total sales, and increased pricing pressures.

Research and Development.    Research and development expenses consist primarily of the costs of payroll and benefits for engineers, equipment, and consulting services. Research and development expenses decreased 5% to $4.2 million in the second quarter of 2003, from $4.4 million for the same quarter in 2002. The decrease is primarily due to a $0.2 million decrease in prototyping costs and a $0.2 million decrease in designing costs, partially offset by a $0.1 million increase in payroll costs. Research and development expenses remained unchanged at $8.4 million in the first six months of 2003 from the same period in 2002. Research and development expenses represented 40% and 30% of net sales during the second quarters of 2003 and 2002, respectively, and 38% and 36% of net sales during the first six months of 2003 and 2002, respectively. Research and development expenses tend to fluctuate from period to period, depending on what is required at the various stages of our product development cycles. Within our research and development activities, we are attempting to balance two conflicting strategic priorities. The first is to tightly control costs in response to sales volume that has significantly decreased over the last two and one-half years. The second is to continue to develop products that address customer needs in a rapidly changing and very competitive market.

Selling and marketing.    Selling and marketing expenses consist primarily of the costs of payroll and benefits for selling and marketing personnel, manufacturers' representative and direct sales commissions, travel and facilities expenses related to selling and marketing, and trade show and advertising expenses. Selling and marketing expenses decreased 5% to $4.2 million in the second quarter of 2003, from $4.4 million in the same quarter in 2002. The decrease is primarily due to decreased commission expense resulting from decline in our sales. Selling and marketing expenses increased 2% to $8.5 million in the first six months of 2003, from $8.3 million in the same period in 2002, due primarily to increases in payroll costs resulting from a combination of small increases in headcount and salaries. Selling and marketing expenses represented 40% and 30% of net sales during the second quarters of 2003 and 2002, respectively, and 38% and 36% of net sales in the first six months of 2003 and 2002, respectively.

General and Administrative.    General and administrative expenses consist primarily of payroll, benefits, and other costs of our finance and administration departments, information systems expenses, legal and accounting expenses, and amortization expenses for intangible assets related to our business acquisitions. General and administrative expenses decreased 19% to $2.5 million in the second quarter of 2003, from $3.1 million in the same quarter in 2002. The decrease in general and administrative expense resulted primarily from a $0.3 million decrease in bad debt expense and a $0.2 million decrease in property tax expense. General and administrative expenses decreased 19% to $4.8 million in the first six months of 2003, from $5.9 million in the same period in 2002. This decrease is primarily due to a $1.0 million reduction in bad debt expense and a $0.2 million reduction in our property tax expense. We have noticed a decrease since 2001 in uncollectible accounts receivable. We believe that the reason for this is that many of our customers with questionable financial resources have ceased to do business or have reduced the scope of their business as a result of the telecommunications downturn and that those customers that continue to buy from us have greater financial resources to pay for their purchases. General and administrative expenses represented 24% and 21% of net sales during the second quarters of 2003 and 2002, respectively, and 22% and 25% for the six months of 2003 and 2002, respectively.

Other Income, Net.    Other income, net primarily represents interest earned on cash and investment balances and foreign exchange gains and losses. Other income, net remained unchanged at $0.4 million in the second quarter of 2003 from same quarter in 2002. Other income, net decreased to $0.5 million in the first six months of 2003, from $0.7 million for the same period in 2002. This decrease resulted primarily from a decrease in interest income as our cash and marketable securities balances declined and interest rates fell.

Income Taxes Benefit.    Income taxes consist of federal, state, and international income taxes. We recorded an income tax benefit of $1.6 million in the second quarter of 2003 and $1.0 million in the same quarter in 2002. We recorded an income tax benefit of $2.9 million in the first six months of 2003 and $2.0 million in the same period in 2002. Our effective income tax rates were 39% and 58% for the three months ended June 30, 2003 and 2002, respectively, and 39% and 30% for the six months ended June 30, 2003 and 2002, respectively. Our income tax benefit was due to our loss before income taxes.

Liquidity and Capital Resources

Historically, we have financed our operations and satisfied our capital expenditure requirements primarily through cash flow from operations. Additionally, in July 2000, we received net proceeds totaling $51.6 million from an initial public offering. During the quarter ended June 30, 2003, we reviewed our cash outflows since the initial public offering and determined that as of June 30, 2003 we have used the entire amount of the net initial public offering proceeds. We used $50.4 million to acquire complementary businesses, purchase products and technology, construct our corporate headquarters, acquire other property and equipment for use in our business, repay amounts drawn under our former line of credit, and repay notes payable, and we used  $1.2 million to fund operating activities.

As of June 30, 2003 and December 31, 2002, we had working capital of  $50.6 million and $52.8 million, respectively, and cash and cash equivalents of $36.9 million and $36.4 million, respectively. Also at December 31, 2002, we had $1.0 million in investments in marketable securities that were classified as current assets on our balance sheet. As explained in the notes to our June 30, 2003 consolidated condensed financial statements, our investment in marketable securities at June 30, 2003 consisted entirely of equity securities of Top Union Electronics Corp., a Taiwan R.O.C. company. At December 31, 2002, these securities were reported at historical cost, and classified with other assets on our balance sheet. During the quarter ended June 30, 2003, these securities became listed on the GreTai Securities Market, Taiwan's over-the-counter exchange, so we reclassified them to marketable securities and revalued them to their fair value, as required for available-for-sale securities. We do not consider this to be a liquid investment, and accordingly classify it as a non-current asset.

Cash provided by operating activities was $1.0 million during the six months ended June 30, 2003, compared to $0.4 million during the same period in 2002. Operating cash flow increased primarily because of increased collections of accounts receivable. This was partially offset by an increase in our cash invested in inventories, an increase in income taxes receivable, and net payments on accounts payable and accrued expenses.

Cash used in investing activities was $1.0 million during the six months ended June 30, 2003, compared to $9.4 million during the same period in 2002. During the first six months of 2003, the primary investing activity that provided cash was sales of marketable securities for $1.0 million. The primary investing activities that used cash were capital expenditures of $1.4 million and the acquisition of GIE for $0.6 million. During the first six months of 2002, the primary investing activity that provided cash was sales of marketable securities for $3.5 million. The primary investing activities that used cash were the acquisition of CaLan for $7.2 million, purchases of marketable securities for $3.3 million, capital expenditures of $1.3 million, and a loan to our Chief Executive Officer of $1.1 million.

Cash provided by financing activities was $0.2 million during the six months ended June 30, 2003, compared to cash used in financing activities of $2.6 million during the same period in 2002. During the first six months of 2003, the primary financing activities that provided cash were issuing common stock under the Company's Employee Stock Purchase Plan ("ESPP") for $0.2 million and employees exercising stock options of $0.1 million. The primary financing activity that used cash was repaying notes payable of $0.1 million. During the first six months of 2002, the primary financing activities that provided cash were issuing common stock under the Company's ESPP for $0.5 million, borrowing under notes payable for $0.3 million, and employees exercising stock options of $0.1 million. The primary financing activities that used cash were repurchasing our common stock for $3.3 million, repaying notes payable of $0.1 million, and repaying short-term borrowings of $0.1 million.

Our outstanding debt at June 30, 2003 consisted primarily of a $1.0 million loan from the Italian government payable over a period of eight years through semi-annual payments starting in the second half of 2003 and ending in 2011, and sixteen notes payable related to acquisitions totaling $0.7 million that are being paid in quarterly installments ending in 2006.

In July 2003, we declared a cash dividend in the aggregate amount of approximately $2 million. After giving effect to this dividend, we believe that our cash balances and cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next 12 months. However, a large acquisition of complementary businesses, products or technologies, or material joint ventures could require us to obtain additional equity or debt financing. We cannot assure you that such additional financing would be available on acceptable terms, if at all. Such an acquisition is not anticipated at this time.

Contractual Obligations

The following table summarizes, as of June 30, 2003, the timing of future cash payments due under certain contractual obligations (in thousands):

	Payments due in

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Borrowings and notes payable	$1,686	$376	$728	$252	$330
Operating lease obligations	1,441	377	1,028	36	-

Total	$3,127	$753	$1,756	$288	$330

Risk Factors Affecting Future Operating Results

Quarterly Fluctuations-Because our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future, our  stock price may decline and may be volatile.

In the past, we have experienced significant fluctuations in our quarterly results due to a number of factors. In the future, our quarterly operating results may fluctuate significantly and may be difficult to predict given the nature of our business. Many factors could cause our operating results to fluctuate from quarter to quarter, including the following:

-	economic downturns reducing demand for telecommunication and cable equipment and services;

-
the size and timing of orders from our customers, which may be exacerbated by the increased length and unpredictability of our customers' buying patterns, and limitations on our ability to ship these orders on a timely basis;

-	the degree to which our customers have allocated and spent their yearly budgets;

-
the uneven pace of technological innovation, the development of products responding to these technological innovations by us and our competitors, and customer acceptance of these products and innovations;

-	the varied degree of price, product, and technology competition, and our customers' and competitors' responses to these changes;

-	the relative percentages of our products sold domestically and internationally;

-	the mix of the products we sell and the varied margins associated with these products; and

-	the timing of our customers' budget processes.

The factors listed above may affect our business and stock price in several ways. Given our high fixed costs from overhead, research and development, and advertising and marketing, and other activities necessary to run our business, if our net sales are below our expectations in any quarter, we may not be able to adjust spending accordingly. For example, in the first six months of 2003, our net sales declined 5% from the same period in 2002, but our operating expenses only declined 4%, and in 2002 our net sales declined 31% from 2001, but our operating expenses only declined 14%, mainly because of fixed costs. Our stock price may decline and may be volatile, particularly if public market analysts and investors perceive the factors listed above to exist. Furthermore, the above factors, taken together may make it more difficult for us to issue additional equity in the future or raise debt financing to fund future acquisitions and accelerate growth.

Declining Sales-We are experiencing decreased sales and increased difficulty in predicting future operating results.

As a result of current unfavorable economic and market conditions, our recent quarterly sales have frequently been flat or lower than the preceding quarter or the same quarter in the prior year, we are unable to predict future sales accurately, and we are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include the following:

-	uncertainty regarding the capital spending plans of the major telecommunications and cable carriers upon whom we depend for sales;

-	the telecommunications and cable carriers' current limited access to capital required for expansion;

-	more limited near-term sales visibility; and

-	general market and economic uncertainty.

Based on these and other factors, many of our major customers have reduced, modified, cancelled, or rescheduled orders for our products and have expressed uncertainty as to their future requirements.

Economic Downturn-Our operating results and financial condition could continue to be harmed if the telecommunications industry remains over supplied.

The current economic downturn has resulted in reduced purchasing and capital spending in the telecommunications industry, which has been in a downward cycle characterized by diminished product demand, excess manufacturing capacity, and the increasing erosion of average selling prices. The downturn has adversely affected the businesses and cash flows of many of our customers and has even caused some of them to file for bankruptcy. We are uncertain how long the current downturn will last. Continuation of the downturn or any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and also would further limit our customers' ability to pay for the products that they buy from us. All of these circumstances could harm our consolidated financial position, results of operations, cash flows, and stock price and could hinder our ability to reach our goals for restoring long-term profitability and growth.

Long-term Impact of Cost Controls-The actions we have taken and may take in response to the recent slowdown in demand for our products and services could have long-term adverse effects on our business.

Our business generally has been experiencing lower revenues due to decreased or cancelled customer orders. To scale back our operations and to reduce our expenses in response to this decreased demand for our products and services and lower revenue, we have reduced portions of our workforce, restricted hiring, reduced most employee salaries, restricted pay increases, and reduced discretionary spending.

There are several risks inherent in our efforts to transition to a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and sustain them at a level necessary to restore profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges. In addition, there is the risk that cost-cutting initiatives will impair our future ability to develop and market products effectively, to manage and control our business, and to remain competitive. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases, and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

Dependence on Wireline Access Products-A significant portion of our sales have been from our Wireline Access products. Demand for these products has declined significantly and may decline further.

Sales of our DSL and other wire line access products represented approximately 43% of our net sales in the first six months of 2003 and 52% in fiscal 2002. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies and competitive local exchange carriers who offer DSL services. A competitive local exchange carrier is a company that, following the Telecommunications Act of 1996, is authorized to compete in a local communications services market. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may at any time adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

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

Manufacturing Capacity-If demand for our products does not match our manufacturing capacity, our earnings may suffer

Because we cannot immediately adapt our production capacity and related cost structures to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity exceeds our production requirements, and profitability may decline. Conversely, if during a market upturn we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our earnings and overall business.

Risks of the Telecommunications Industry-We face several risks related to the telecommunications industry, including the possible effects of its unpredictable growth or decline, the possible effects of consolidation among our principal customers, and the risk that deregulation will slow.

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

If deregulation in international markets or in the United States were to slow or to take an unanticipated course, the telecommunications industry might suffer, the effects of which, among others, would be the following:

-	a continued general slowdown in economic activity relating to the telecommunications industry and a resulting multiplier effect on the general economy;

-	continued reduced investment in the telecommunications industry in general, and in DSL technology in particular, due to increased uncertainty regarding the future of the industry and this technology;

-
greater consolidation of providers of high-speed access technologies, which may not favor the development of DSL technology and which might provide these companies with greater negotiating leverage regarding the prices and other terms of the DSL products and services they purchase;

-	uncertainty regarding judicial and administrative proceedings, which may affect the pace at which investment and deregulation continue to occur; and

-	continued delay in purchase orders of service verification equipment, such as our products, if customers were to reduce their investment in new high-speed access technologies.

Cable Industry Health-Many of the major companies in the cable industry have debt and profitability problems, which are expected to impact negatively our cable equipment sales.

The cable industry has taken on significant debt as companies aggressively consolidated and built up impressive new digital networks to allow them to provide better picture quality, internet access, and even voice telephony. Profits have declined during the last year within the industry, however. As a result, most cable companies expect to reduce their capital expenditures and/or hiring, both of which could adversely impact our cable business more than we now expect. During the first half of 2003, we have seen evidence of such a slowdown.

Customer Concentration-A limited number of customers account for a high percentage of our net sales, and any adverse factor affecting these customers or our relationship with these customers could cause our net sales to decrease.

Our customer base is concentrated, and a relatively small number of companies have accounted for a large percentage of our net sales. Net sales from our top five customers in the United States represented approximately 29% of total net sales in the first six months of 2003, 31% in fiscal 2002, and 23% in fiscal 2001. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period

The loss of a major customer or the reduction, delay, or cancellation of orders from one or more of our significant customers could cause our net sales and, therefore, profits to decline. In addition, many of our customers are able to exert substantial negotiating leverage over us. As a result, they may cause us to lower our prices for them and they may successfully negotiate other terms and provisions that may negatively affect our business and profits.

Goodwill Valuation-Our financial results could be materially and adversely affected if it is determined that the book value of goodwill is higher than fair value.

Our balance sheet at June 30, 2003 includes an amount designated as "goodwill" that represents approximately 11% of assets and 12% of stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the acquired tangible and separately measurable intangible net assets. Under accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets, beginning in January 2002, the amortization of goodwill has been replaced with an "impairment test," which requires that we compare the fair value of goodwill to its book value at least annually, and more frequently if circumstances indicate a possible impairment.

The impairment testing is based on a market capitalization analysis. Accordingly, if our market capitalization were to diminish significantly, the book value of goodwill could be higher than the fair value, and we would need to record a non-cash impairment charge for the difference, which could materially and adversely affect our net income or loss.

Product Development-If we are unable to develop new products successfully and enhance our existing products, our future success may be threatened.

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

We believe our future success will depend, in part, upon our ability, on a timely and cost-effective basis, to continue to do the following:

-	anticipate and respond to varied and rapidly changing customer preferences and requirements, a process made more challenging by our customers' buying patterns;

-
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

-
invest in research and development to enhance our existing products and to introduce new verification and diagnostic products for the telecommunications, Internet, cable network, and other markets; and

-	support our products by investing in effective advertising, marketing, and customer support.

We cannot ensure that we will accomplish these objectives, and our failure to do so could have a material adverse impact on our market share, business, and financial results.

Furthermore, our percentage of net sales devoted to research and development is near an historic high for the company. If these efforts do not result in the development of products that generate strong sales for us or if we do not continue to reduce this percentage, our revenue and profit levels will not return to their desired levels. If we reduce this spending, we may not be able to develop needed new products, which could negatively impact our sources of new revenues.

 Sales Implementation Cycles-The length and unpredictability of the sales and implementation cycles for our products makes it difficult to forecast revenues.

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

Managing Growth and Slowdowns-We may have difficulty managing expansions and contractions in our operations, which could reduce our chances of maintaining or restoring our profitability.

We experienced rapid growth in revenues and in our business in 1999 and 2000 followed by significant slowdowns in 2001 and 2002 that have placed, and may continue to place, a significant strain on our management and operations. For example, our revenues increased to $113.5 million in 2000 from $61.5 million in 1999. Then revenues fell to $79.1 million in 2001 and to $54.3 million in 2002 and $22.2 million in the first six months of 2003. As a result of our historical growth, potential future growth, or slowdowns, we face several risks, including the following:

-	the need to improve our operational, financial, management, informational, and control systems;

-	the need to hire, train, and retain highly skilled personnel; and

-	the challenge to manage expense reductions without impacting development strategies or our long-term goals.

We cannot ensure that we will be able to successfully manage growth or slowdowns profitably.

Acquisitions-We have acquired multiple companies and lines of business, and we may pursue additional acquisitions in the future. These activities involve numerous risks, including the use of cash, acquired intangible assets, and the diversion of management attention.

We have acquired multiple companies and lines of business. As a result of these acquisitions, we face numerous risks, including the following:

-	integrating the existing management, sales force, technicians, and other personnel into one culture and business;

-	integrating manufacturing, administrative, and management information and other control systems into our existing systems;

-	developing and implementing an integrated business strategy over what had previously been independent companies;

-	developing compatible or complementary products and technologies from previously independent operations; and

-	pre-acquisition liabilities associated with the companies or intellectual property acquired, or both.

The risks stated above are made more difficult because most of the companies we have acquired are located outside of the United States.  In addition, if we make future acquisitions, these risks will be exacerbated by the need to integrate additional operations at a time when we may not have fully integrated all of our previous acquisitions.

If we pursue additional acquisitions, we will face similar risks as those outlined above and additional risks, including the following:

-	the diversion of our management's attention and the expense of identifying and pursuing suitable acquisition candidates, whether or not consummated;

-	negotiating and closing these transactions;

-	the possible need to fund these acquisitions by dilutive issuances of equity securities or by incurring debt; and

-	the potential negative effect on our financial statements from an increase in other intangibles, write-off of research and development costs, and high costs and expenses from completing acquisitions.

We cannot ensure that we will locate suitable acquisition candidates or that, if we do, we will be able to acquire them and then integrate them effectively and efficiently into our business.

Competition-Competition could reduce our market share and decrease our net sales.

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

The following table sets forth our principal competitors in each of our product categories.

Product Category	Principal Competitors
Wire Line Access	Acterna Corporation; Agilent Technologies, Inc.; Consultronics; Trend

Fiber Optics	Digital Lightwave, Inc.; Acterna Corporation ; Agilent Technologies, Inc.; Exfo Electro-Optical Engineering Inc.; NetTest; Trend Communications

Cable TV	Acterna Corporation; Agilent Technologies, Inc.; Trilithic, Inc.

Signaling	Inet Technologies, Inc.; NetTest; Agilent Technologies, Inc.

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

Dependence on Key Employees-If one or more of our senior managers were to leave, we could experience difficulty in replacing them and our operating results could suffer.

Our success depends to a significant extent upon the continued service and performance of a relatively small number of key senior management, technical, sales, and marketing personnel. In particular, the loss of either of our two founders, Paul Ker-Chin Chang or Paul A. Marshall, would likely harm our business. Neither of these individuals is bound by an employment agreement with us, and we do not carry key man life insurance. If any of our senior managers were to leave Sunrise, we would need to devote substantial resources and management attention to replace them. As a result, management attention may be diverted from managing our business, and we may need to pay higher compensation to replace these employees.

Dependence on Sole and Single Source Suppliers-Because we depend on a limited number of suppliers and some sole and single source suppliers that are not bound by long-term contracts, our future supply of parts is uncertain.

We purchase many key parts, such as microprocessors, field programmable gate arrays, bus interface chips, optical components, and oscillators, from a single source or sole suppliers, and we license certain software from third parties. We rely exclusively on third-party subcontractors to manufacture some sub-assemblies, and we have retained, from time to time, third party design services in the development of our products. We do not have long-term supply agreements with these vendors. In general, we make advance purchases of some products and components to ensure an adequate supply, particularly for products that require lead times of up to nine months to manufacture. In the past, we have experienced supply problems as a result of financial or operating difficulties of our suppliers, shortages, and discontinuations resulting from component obsolescence or other shortages or allocations by suppliers. Our reliance on these third parties involves a number of risks, including the following:

-	the unavailability of critical products and components on a timely basis, on commercially reasonable terms, or at all;

--
the unavailability of products or software licenses, resulting in the need to qualify new or alternative products or develop or license new software for our use and/or to reconfigure our products and manufacturing process, which could be lengthy and expensive;

-	the likelihood that, if these products are not available, we would suffer an interruption in the manufacture and shipment of our products until the products or alternatives become available;

-	reduced control over product quality and cost, risks that are exacerbated by the need to respond, at times, to unanticipated changes and increases in customer orders;

-	the unavailability of, or interruption in, access to some process technologies; and

-	exposure to the financial problems and stability of our suppliers.

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

Risks of International Operations-Our plan to expand sales in international markets could lead to higher operating expenses and may subject us to unpredictable regulatory and political systems.

Sales to customers located outside of the United States represented 40% of our net sales in the first six months of 2003, 30% in fiscal 2002, and 38% in fiscal 2001, and we expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including the following:

-
potentially higher operating expenses, resulting from the establishment of international offices, the hiring of additional personnel, and the localization and marketing of products for particular countries' technologies;

-	the need to establish relationships with government-owned or subsidized telecommunications providers and with additional distributors;

-	fluctuations in foreign currency exchange rates and the risks of using hedging strategies to minimize our exposure to these fluctuations;

-	potentially adverse tax consequences related to acquisitions and operations, including the ability to claim goodwill deductions and a foreign tax credit against U.S. federal income taxes; and

-
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

In addition, the Asia/Pacific and Latin America regions have experienced instability in many of their economies and significant devaluations in local currencies. 23% of our sales in the first six months of 2003, 17% of our sales in fiscal 2002, and 19% of our sales in fiscal 2001 were from customers located in these regions. These instabilities may continue or worsen, which could have a materially adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

Concentration of Control-Our executive officers and directors retain significant control over us, which allows them to decide the outcome of matters submitted to stockholders for approval. This influence may not be beneficial to all stockholders.

As of June 30, 2003, Paul Ker-Chin Chang, Paul A. Marshall, and Robert C. Pfeiffer beneficially owned approximately 27%, 24%, and 13%, respectively, of our outstanding shares of common stock. Consequently, these three individuals, control approximately 64% of our outstanding shares of common stock and to the extent they act together would be able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of stockholders. In addition, Mr. Chang, Mr. Marshall, and Mr. Pfeiffer constitute three of the six members of the board of directors and have significant influence in directing the actions taken by the board. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of our company may also have the effect of delaying or preventing a change in control of our company that other stockholders may consider desirable.

Potential Product Liability-Our products are complex, and our failure to detect errors and defects may subject us to costly repairs and product returns under warranty and product liability litigation.

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

Intellectual Property Risks-Policing any unauthorized use of our intellectual property by third parties and defending any intellectual property infringement claims against us could be expensive and disrupt our business.

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

Nasdaq Continued Listing Requirements-If our share price falls and remains below $1.00, we could be delisted from the Nasdaq National Market.

Nasdaq Marketplace Rule 4450(a)(5) requires companies listed on the Nasdaq National Market to maintain a minimum bid price of $1.00. Our common stock has closed as low as $1.26, during the third quarter of 2002. If the price of our common stock were to trade below $1.00 for 30 consecutive trading days, our common stock could be delisted from the Nasdaq National Market. A delisting would impair our ability to raise additional working capital. Furthermore, because prices for delisted stocks are often not publicly available, a delisting would impair the liquidity of our common stock and make it difficult for you to sell your shares, and you may lose some or all of your investment.

Anti-takeover Provisions-Anti-takeover provisions in our charter documents could prevent or delay a change of control and, as a result, negatively impact our stockholders.

Some provisions of our certificate of incorporation and bylaws may have the effect of discouraging, delaying, or preventing a change in control of our company or unsolicited acquisition proposals that you, as a stockholder, may consider favorable. These provisions provide for the following:

-	authorizing the issuance of "blank check" preferred stock;

-	a classified board of directors with staggered, three-year terms;

-	prohibiting cumulative voting in the election of directors;

-	requiring super-majority voting to effect certain amendments to our certificate of incorporation and by-laws;

-	limiting the persons who may call special meetings of stockholders;

-	prohibiting stockholder action by written consent; and

-	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholders meetings.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We sell our products in North America, Asia, Latin America, Africa, the Middle East, and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates. We have a small amount of sales denominated in Euros and the Canadian dollar and have at certain times used derivative financial instruments to hedge our foreign exchange risks. As of June 30, 2003, we had no derivative financial instruments. To date, foreign exchange risks from sales has not been material to our operations.

We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in depository accounts with financial institutions, in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers, and, by policy, we limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market, and reinvestment risk through portfolio diversification and review of the financial stability of the institutions with which we deposit funds and from which we purchase debt instruments.

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

ITEM 4.    DISCLOSURE CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and our Acting Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

PART II-OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our day-to-day operations. As of June 30, 2003, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, or cash flow.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

During July 2000, we received net proceeds totaling $51.6 million from an initial public offering. During the quarter ended June 30, 2003, we reviewed our cash outflows since the initial public offering and determined that as of June 30, 2003 we have used the entire amount of the net initial public offering proceeds. We used $50.4 million to acquire complementary businesses, purchase products and technology, construct our corporate headquarters, acquire other property and equipment for use in our business, repay amounts drawn under our former line of credit, and repay notes payable, and we used  $1.2 million to fund operating activities. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of Sunrise or its associates, persons owning 10 percent or more of any class of equity securities of Sunrise, or an affiliate of Sunrise.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.    None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on May 7, 2003. At the annual meeting, the following matter was voted upon:

Election of the following directors to serve for a term ending upon the 2006 annual meeting of stockholders or when their successors are elected and qualified:

Nominee	Total Votes For	Total Votes Withheld
Paul Ker-Chin Chang	48,168,788	57,922
Henry P. Huff	48,143,102	83,608

Paul A. Marshall and Patrick Peng-Koon Ang continue to serve the Company for a term ending upon the 2005 annual meeting of stockholders or when their successors are elected and qualified, and Robert C. Pfeiffer and Jennifer J. Walt continue to serve the Company for a term ending upon the 2004 annual meeting of stockholders or when their successors are elected and qualified.

ITEM 5.    OTHER INFORMATION.    None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302.

Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302.

Exhibit 32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K

On April 24, 2003, the Registrant furnished a Current Report on Form 8-K reporting earnings for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                SUNRISE TELECOM INCORPORATED

                 (Registrant)
Date: August 14, 2003

By:	/s/ PAUL KER-CHIN CHANG
Paul Ker-Chin Chang President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL A. MARSHALL
Paul A. Marshall Acting Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302.

31.2	Certification of Principal Financial Officer Pursuant to Section 302.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 302

I, Paul Ker-Chin Chang, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sunrise Telecom Incorporated.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to- adversely affect the registrant's ability to record, process, summarize, and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003

By:	/s/ PAUL KER-CHIN CHANG
Paul Ker-Chin Chang President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302

I, Paul A. Marshall, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sunrise Telecom Incorporated.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to- adversely affect the registrant's ability to record, process, summarize, and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003

By:	/s/ Paul A. Marshall
Paul A. Marshall Acting Chief Financial Officer (Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Form 10-Q of Sunrise Telecom Incorporated for the three-month period ended June 30, 2003, we, Paul Ker-Chin Chang , President and Chief Executive Officer and Paul A. Marshall, Acting Chief Financial Officer, respectively, of Sunrise Telecom Incorporated, hereby certify to the best of our knowledge, that:

(1) such Form 10-Q for the three-month period ended June 30, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the three-month period ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Sunrise Telecom Incorporated.

Date: August 14, 2003

By:	/s/ PAUL KER-CHIN CHANG
Paul Ker-Chin Chang President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2003

By:	/s/ Paul A. Marshall
Paul A. Marshall Acting Chief Financial Officer (Principal Financial Officer)