Form 10-Q
period 2003-09-30
SUNRISE TELECOM INC
filed 2003-11-13
CIK 907152

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

Yes  [   ]  No  [X]

As of November 07, 2003, there were 49,968,121 shares of the Registrant's Common Stock outstanding, par value $0.001.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

PART I.    Financial Information

ITEM 1.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$32,432	$36,440
Marketable securities	-	1,023
Accounts receivable, net of allowance of $1,308 and $1,389, respectively	9,400	13,019
Inventories	8,736	8,143
Prepaid expenses and other assets	646	708
Income taxes receivable	3,593	348
Deferred tax asset	5,118	4,746

Total current assets	59,925	64,427
Property and equipment, net	27,646	28,126
Restricted cash	106	106
Marketable securities	1,638	-
Goodwill	12,718	12,656
Intangible assets, net	6,642	8,754
Deferred tax assets	2,211	2,331
Loan to related party	850	1,051
Other assets	605	1,470

Total assets	$112,341	$118,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$402	$410
Accounts payable	1,570	1,869
Other accrued expenses	8,372	8,296
Deferred revenue	551	1,081

Total current liabilities	10,895	11,656

Notes payable, less current portion	1,048	1,177
Deferred revenue	189	314
Other liabilities	4	5
Stockholders' equity:
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,650,131 and 51,233,309 shares issued and 49,898,252 and 49,477,609 shares outstanding as of September 30, 2003 and December 31, 2002, respectively	50	49
Additional paid-in capital	68,505	68,462
Deferred stock-based compensation	(671)	(2,124)
Retained earnings	31,320	39,158
Accumulated other comprehensive income	1,001	224

Total stockholders' equity	100,205	105,769

Total liabilities and stockholders' equity	$112,341	$118,921

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$12,338	$14,493	$34,505	$37,872
Cost of sales	4,451	4,630	12,969	12,751

Gross profit	7,887	9,863	21,536	25,121

Operating expenses:
Research and development	3,664	4,527	12,024	12,899
Selling and marketing	3,786	4,037	12,308	12,386
General and administrative	2,463	2,970	7,246	8,885

Total operating expenses	9,913	11,534	31,578	34,170

Loss from operations	(2,026)	(1,671)	(10,042)	(9,049)
Other income (expense), net	(66)	78	462	728

Loss before income taxes	(2,092)	(1,593)	(9,580)	(8,321)
Income tax benefit	816	1,310	3,736	3,328

Net loss	$(1,276)	$(283)	$(5,844)	$(4,993)

Loss per share:
Basic	$(0.03)	$(0.01)	$(0.12)	$(0.10)

Diluted	$(0.03)	$(0.01)	$(0.12)	$(0.10)

Shares used in per share computation:
Basic	49,819	49,622	49,665	49,987

Diluted	49,819	49,622	49,665	49,987

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(5,844)	$(4,993)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,762	5,324
Amortization of deferred stock-based compensation	1,486	1,568
Provision for losses on accounts receivable	42	1,251
Loss on disposal of property and equipment	212	145
Purchased in-process research and development	37	-
Deferred income taxes	(459)	(1,861)
Changes in operating assets and liabilities:
Accounts receivable	3,664	4,004
Inventories	(1,260)	232
Prepaid expenses and other assets	(189)	(484)
Accounts payable and accrued expenses	(198)	(2,430)
Income taxes receivable and payable	(3,621)	(2,084)
Deferred revenue	(656)	(77)

Net cash provided by (used in) operating activities	(1,024)	595

Cash flows from investing activities:
Purchases of marketable securities	-	(3,299)
Sales of marketable securities	1,036	4,257
Capital expenditures	(1,898)	(1,600)
Acquisitions of businesses, net of cash acquired	(554)	(8,552)
Loan to related party	-	(1,050)
Repayment of loan to related party	200	-

Net cash used in investing activities	(1,216)	(10,244)

Cash flows from financing activities:
Net proceeds from (payments on) short-term borrowings	1	(49)
Proceeds from notes payable	41	273
Payments on notes payable	(409)	(340)
Repurchase of common stock	-	(3,663)
Cash dividend	(1,994)	-
Net proceeds from issuance of common stock	231	454
Proceeds from exercise of stock options	154	90

Net cash used in financing activities	(1,976)	(3,235)

Effect of exchange rate changes on cash and cash equivalents	208	241

Net decrease in cash and cash equivalents	(4,008)	(12,643)
Cash and cash equivalents at the beginning of the period	36,440	48,713

Cash and cash equivalents at the end of the period	$32,432	$36,070

Supplemental disclosures of cash flow information:
Cash paid for interest	$20	$17

Cash paid for income taxes	$154	$567

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation and Certain Significant Accounting Policies

Sunrise Telecom Incorporated and its subsidiaries (collectively, "the Company") develop, manufacture, and market service verification equipment to pre-qualify, verify, and diagnose telecommunications, cable TV, and Internet networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. The Company has wholly-owned subsidiaries in Norcross, Georgia; Taipei, Taiwan; Modena, Italy; Tokyo, Japan; Seoul, Korea; Anjou, Canada; Geneva, Switzerland; Stuttgard, Germany; and Mannheim, Germany. It also has a representative liaison office in Beijing, China.

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

Earnings Per Share

Basic earnings per share ("EPS") is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of common stock issuable upon the exercise of stock options, as quantified using the treasury stock method. For the three and nine-month periods ended September 30, 2003 and 2002, all potential common shares were excluded from the computation of diluted loss per share presented in the condensed consolidated statements of operations because their effect would have been anti-dilutive. Specifically, diluted net loss per share does not include the effect of 4,823,000, 4,573,000, and 4,880,000, and 4,294,000 anti-dilutive potential common shares for the three and nine-month periods ended September 30, 2003 and 2002, respectively.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic EPS- weighted-average number of common shares outstanding	$49,819	$49,622	$49,665	$49,987
Effect of dilutive potential common shares: Stock options outstanding	-	-	-	-

Diluted EPS-weighted-average number of common shares outstanding	$49,819	$49,622	$49,665	$49,987

 Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic-value method, in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock-Issued to Employees. Accordingly, deferred compensation cost is recorded on the date of grant to the extent that the fair value of the underlying share of common stock exceeds the exercise price for a stock option or the purchase price under a compensation plan for a share of common stock. During 1999, the Company recorded deferred stock-based compensation cost for stock options issued to employees at exercise prices that were subsequently determined to have been below the fair value of the stock on the date of grant. In addition, the Company recorded deferred stock-based compensation cost for stock options granted to employees of Pro.Tel in the first quarter of 2000. The deferred compensation cost associated with both of these stock option grants is amortized as a charge against operating results on a straight-line basis over the original four year vesting period of the options. The Company has allocated the amortization of deferred stock-based compensation to the statement of operations lines to which the related employees' services are charged.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(1,276)	$(283)	$(5,844)	$(4,993)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	290	313	907	940

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(571)	(566)	(1,712)	(1,668)

Pro forma net loss	$(1,557)	$(536)	$(6,649)	$(5,721)

Loss per share
Basic - as reported	$(0.03)	$(0.01)	$(0.12)	$(0.10)

Basic - pro forma	$(0.03)	$(0.01)	$(0.13)	$(0.11)

Diluted - as reported	$(0.03)	$(0.01)	$(0.12)	$(0.10)

Diluted - pro forma	$(0.03)	$(0.01)	$(0.13)	$(0.11)

For the purposes of computing pro forma net income, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grant are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Dividend yield	None	None	None	None
Expected term	5 years	4 years	4 years	4 years
Risk-free interest rate	3.31%	2.97%	3.01%	2.97%
Volatility rate	0.7252	0.7143	0.7215	0.7143

(2)    Related Party Transaction

During February 2002, the Company's Board of Directors and Compensation Committee approved a loan to Paul Chang, President and Chief Executive Officer,  in the amount of $1,050,000.  The terms of the loan require Mr. Chang to pay interest each month at an annual percentage rate of 4.0%.  Mr. Chang must repay the principal amount no later than February 18, 2005.  The loan is secured by three million shares of the Company's common stock.  During the quarter ended September 30, 2003, Mr. Chang repaid $200,000 of the loan's principal balance.  As of September 30, 2003, the outstanding loan balance including principal was $850,000.

(3)    Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net loss. The components of the Company's comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(1,276)	$(283)	$(5,844)	$(4,993)
Change in unrealized gain (loss) on
available-for-sale investments, net of tax effect	123	(11)	379	(13)
Change in foreign currency translation adjustments	(38)	(96)	398	234

Total comprehensive loss	$(1,191)	$(390)	$(5,067)	$(4,772)

(4)    Recent Accounting Pronouncements

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a guarantor to (i) include disclosure of certain obligations and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual reports that end after December 15, 2002. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 29, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which the Company adopted as of January 1, 2003. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, enterprises generally have been included in the consolidated financial statements of another enterprise because the one enterprise controls the others through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. As of September 30, 2003, the Company has no interests in variable interest entities.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption  of this standard did not have a material effect on its financial position or results of operations.

(5) Inventories

Inventories consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$3,455	$4,098
Work-in-process	2,852	1,801
Finished goods	2,429	2,244

	$8,736	$8,143

(6)    Marketable Securities

At September 30, 2003, marketable securities consisted of equity securities of Top Union Electronics Corp. ("Top Union"), a Taiwan R.O.C. corporation. At December 31, 2002, marketable securities consisted of auction rate and other debt securities.

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

During the second quarter of fiscal 2003, shares of Top Union began trading on the GreTai Securities Market, Taiwan's over-the-counter exchange, as the result of an initial public offering of its common stock. The Company was required to, and did, sell from its holdings of 65,000 Top Union shares with an original cost totaling $17,000.  A gain of $11,000 was realized.  Since the Company's investment in Top Union shares had become an investment in marketable securities with a readily determinable fair value, the Company has classified this investment as an available-for-sale security stated at fair value, with the unrealized gain presented as a separate component of equity.  The Company revalued the Top Union investment to its fair value resulting in a cumulative unrealized gain of $589,000 increasing its carrying value to $1,638,000 as of September 30, 2003.  Other comprehensive income was $383,000, net of a tax effect of $206,000 for the nine months ended September 30, 2003.  At December 31, 2002, this investment was recorded at historical cost and classified with other assets on the Company's balance sheet.

(7)    Goodwill and Other Acquired Intangible Assets

Acquired intangible assets consisted of the following (in thousands):

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$12,351	$(7,026)	$5,325
Non-compete	1,474	(983)	491
License	560	(245)	315
Patents	141	(25)	116
Other	110	(17)	93

Total	$14,636	$(8,296)	$6,340

Unamortized intangible assets
Patents			262
Other			40

Total			302

Intangible assets, net			$6,642

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Developed technology	$12,295	$(5,174)	$7,121
Non-compete	2,002	(1,271)	731
Customer list	890	(688)	202
License	360	(120)	240
Patents	140	(17)	123
Other	70	(11)	59

Total	$15,757	$(7,281)	$8,476

Unamortized intangible assets
Patents			219
Other			59

Total			278

Intangible assets, net			$8,754

Aggregate amortization expense for the three and nine-month periods ended September 30, 2003 was $786,000 and $2,595,000, respectively.

Estimated future aggregate annual amortization expense based on acquired intangible assets on our balance sheet at September 30, 2003 is as follows (in thousands):

Three-month period ending December 31, 2003	$815
Year ending December 31, 2004	2,737
2005	1,713
2006	778
2007	181
2008	53
Thereafter	63

	$6,340

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2003 were as follows (in thousands):

Balance as of December 31, 2002	$12,656
Effect of foreign currency translation	62

Balance as of September 30, 2003	$12,718

The Company will perform an annual impairment test of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the quarter ended December 31, 2003.

(8)    Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Top Union investment	$-	$1,066
Insurance deposit	362	252
Other deposits	243	152

	$605	$1,470

As stated in Note 6, the Company's investment in Top Union was reclassified to available for sale marketable securities during fiscal 2003.

(9)    Liability for Product Warranties

Changes in the Company's liability for product warranties, which is part of other accrued expenses, during the nine months ended September 30, 2003 and the year ended December 31, 2002 are as follows (in thousands):

		Balance at Beginning of Period	Warranties Issued	Warranties Settled	Balance at End of Period

2003	.............................	$1,306	$397	$(400)	$1,303
2002	.............................	1,398	892	(984)	1,306

(10)    Short-term Borrowings and Notes Payable

As a result of various acquisitions completed during 2003, 2002, 2000, and 1999, the Company had thirteen non-interest bearing notes payable at September 30, 2003. As of September 30, 2003, the aggregate outstanding balance on these notes was $496,000.

Notes payable also included a loan from the Italian government, which bears interest at 2% annually. At September 30, 2003, the outstanding balance on this loan was $954,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003.

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Three-month period ending December 31, 2003	$124
Year ending December 31,
2004	335
2005	200
2006	202
2007	126
2008	129
Thereafter	334

$1,450

(11)    Acquisitions

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

The total weighted-average amortization period for the intangible assets is four years. The developed technology is amortized over an estimated useful life of five years, and the technology license is amortized over its remaining useful life at the date of acquisition of two-and-a-half years. Amortization expense is as follows (in thousands):

Aggregate amortization expense:
For the nine month period ended September 30, 2003	$586
Estimated amortization expense:
For the three month period ended December 31, 2003	$195
For the year ended December 31, 2004	$733
For the year ended December 31, 2005	$637
For the year ended December 31, 2006	$637
For the year ended December 31, 2007	$106

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

The developed technology is amortized over a weighted average life of five years, and the patent, when issued, will be amortized over ten years. Amortization expense is as follows (in thousands):

Aggregate amortization expense:
For the nine month period ended September 30, 2003	$14
Estimated amortization expense:
For the three month period ended December 31, 2003	$5
For the year ended December 31, 2004	$18
For the year ended December 31, 2005	$18
For the year ended December 31, 2006	$18
For the year ended December 31, 2007	$12

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

 Of the $89,000 of acquired intangible assets, $37,000 was assigned to in-process research and development assets that were written off at the date of the acquisition. The remaining $52,000 of acquired intangible assets is developed technology and is amortized over its remaining weighted average useful life at the date of acquisition of four years. No goodwill was recorded in this transaction.

The following summary is prepared on a pro forma basis and reflects the condensed consolidated results of operations for the three and nine month periods ended September 30, 2003 and 2002, assuming that CaLan, ITeX, Luciol, and GIE had been acquired at the beginning of the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$12,338	$14,751	$34,524	$39,863
Net loss	$(1,276)	$(404)	$(5,879)	$(5,546)
Basic loss per share	$(0.03)	$(0.01)	$(0.12)	$(0.11)
Diluted loss per share	$(0.03)	$(0.01)	$(0.12)	$(0.11)
Shares used in pro forma for basic per share computation	49,819	49,622	49,665	49,987
Shares used in pro forma for diluted per share computation	49,819	49,622	49,665	49,987

These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect the synergies, if any, that might be achieved from combined operations.

(12)    Consolidation of Wireless Operations

During the quarter ended September 30, 2003, the Company initiated a plan to move its wireless product research and development operations to its existing facility in Santa Rosa, California.  As a result, it plans to wind down Sunrise GIE GmbH, the subsidiary that acquired the GIE assets and close its facility in Mannheim, Germany.  The Company expects to substantially complete this activity during the quarter ended December 31, 2003.  As of September 30, 2003, the Company wrote down the wireless operation's accounts receivable, inventories, and fixed assets by a total of $290,000, representing the portion of the recorded value of these assets that the company believes it will not be able to recover upon transfer of the operations to Santa Rosa. The Company does not expect future costs related to the facility closure to be significant.  At September 30, 2003, the Mannheim facility employed six regular and four contract employees, none of whom will be relocated to Santa Rosa.

(13)    Segment Information

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

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
North America (United States and Canada)	$8,010	$10,442	$21,747	$27,602
Asia/Pacific	2,274	2,061	6,613	4,950
Cable TV	1,954	1,589	5,382	4,292
Europe/Africa/Middle East	100	401	763	1,028

	$12,338	$14,493	$34,505	$37,872

Revenue information by product category is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Wire line access	$4,410	$5,890	$13,833	$16,416
Cable TV	3,990	4,799	9,955	12,011
Fiber optics	3,253	3,296	8,780	7,638
Signaling	543	460	1,628	1,674
Other	142	48	309	133

	$12,338	$14,493	$34,505	$37,872

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

Overview

We develop, manufacture, and market service verification equipment to pre-qualify, verify, and diagnose telecommunications, cable, and Internet networks. We design our products to increase technicians' effectiveness in the field and to provide realistic network simulations for equipment manufacturers to test their products. Our customers include incumbent local exchange carriers, cable television multiple system operators, competitive local exchange carriers, other service providers, and network infrastructure suppliers and installers throughout North America, Latin America, Europe, Africa, the Middle East, and the Asia/Pacific region.

Sources of Net Sales

We sell our products predominantly to large telecommunications and cable TV service providers. These types of customers generally commit significant resources to the evaluation of our and our competitors' products and require each vendor to expend substantial time, effort, and money educating them about the value of the proposed solutions. Delays associated with potential customers' internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twenty-four months. During the past three years, we have observed a significant decline in capital spending in the telecommunications and cable TV industries, which may lengthen the sales cycle further. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements or requirements contracts. As a result, we commit resources to the development and production of products without having received advance or long-term purchase commitments from customers. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on purchase orders, which can be delayed or cancelled by our customers without penalty.

Historically, a significant portion of our net sales has resulted from a small number of relatively large orders from a limited number of customers. One customer comprised $3.8 million, or 11%, of our sales in the first nine months of 2003. No customer s comprised more than 10% of our sales in the first nine months of 2002. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers.

Our sales have been seasonal in nature and tied to the buying patterns of our customers. Prior to 2000, the largest volume of quarterly sales had usually been during the last calendar quarter of the year, as customers spent the unused portions of their annual budgets. In 2001 and 2000, there was a change in this fourth quarter seasonality as our customers had fewer remaining unused budget dollars available to generate an increase in the fourth quarter seasonal sales. In 2002, however, we saw a return to the pre-2000 pattern, with increased sales in the fourth quarter. In 2003, we expect the fourth quarter to be our largest quarter of the 2003 fiscal year with sales in the $13.0 million to $16.0 million range largely due to $7.5 million in backlog at the end of the quarter ended September 30, 2003. However, we also still believe that 2004 fiscal year visibility is limited; and we expect that our quarterly operating results may fluctuate significantly and will be difficult to predict due to the lengthy and unpredictable buying patterns of our customers, the degree to which our customers allocate and spend their yearly budgets, and the timing of our customers' budget processes. See "Risk Factors Affecting Future Operating Results-Quarterly Fluctuations."

Currently, competition in the telecommunications and cable equipment market is intense and is characterized by declining prices due to increased competition and new products and due to declining customer demand. Because of these market conditions and potential pricing pressures from large customers in the future, we expect that the average selling price for our products will decline over time. If we fail to reduce our production costs accordingly or fail to introduce higher margin new products, there will be a corresponding decline in our gross margin percentage. See "Risk Factors Affecting Future Operating Results-Competition" and "-Risks of the Telecommunications Industry."

A substantial portion of our net sales have come from customers located outside of the United States, and we believe that future growth may require expansion of our sales into international markets. Currently, we maintain a manufacturing facility in Taipei, Taiwan; manufacturing, research, development, and sales facilities in Modena, Italy; manufacturing, research, development, and sales facilities in Anjou, Canada; and research and development facilities in Geneva, Switzerland. We also have a representative liaison office in Beijing, China, and sales offices in Tokyo, Japan, Seoul, Korea, and Barbados.

We have a small amount of sales denominated in Euros and the Canadian dollar and have, in prior years used derivative financial instruments to hedge foreign exchange risks. As of September 30, 2003, we had no derivative financial instruments. To date, foreign exchange exposure from sales has not been material to our operations. We also have been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. We may choose to limit this exposure by using hedging strategies. See "Risk Factors Affecting Future Operating Results-Risks of International Operations."

Cost of Sales

Our cost of sales consists primarily of the following:

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

Our industry is characterized by limited sources and long lead times for the materials and components that we use to manufacture our products. If we underestimate our requirements, we may have inadequate inventory, resulting in additional product costs for expediting delivery of long lead time components. An increase in the cost of components could result in lower margins. Additionally, these long lead times have in the past, and may in the future, cause us to purchase large quantities of some parts, increasing our investment in inventory and the risk of the parts' obsolescence. Any subsequent write-off of inventory could result in lower margins. See "Risk Factors Affecting Future Operating Results-Dependence on Sole and Single Source Suppliers."

Operating Costs

We classify our operating expenses into three general operational categories: research and development, selling and marketing, and general and administrative. Our operating expenses include stock-based compensation expense and amortization of certain intangible assets. We classify charges to the research and development, selling and marketing, and general and administrative expense categories based on the nature of the expenditures. Although each of these three categories includes expenses that are unique to the category type, each category also includes commonly recurring expenditures that typically relate to all of these categories, such as salaries, amortization of stock-based compensation, employee benefits, travel and entertainment costs, communications costs, rent and facilities costs, and third party professional service fees. The selling and marketing category of operating expenses also includes expenditures specific to the selling and marketing group, such as commissions, public relations and advertising, trade shows, and marketing materials. The research and development category of operating expenses includes expenditures specific to the research and development group, such as design and prototyping costs. The general and administrative category of operating expenses includes expenditures specific to the general and administrative group, such as legal and professional fees and amortization of identifiable intangible assets.

We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon the square footage of facilities used or the headcount in each of these areas. These allocated charges include facility rent, utilities, communications charges, and depreciation expenses for our building, equipment, and office furniture.

In the first nine months of 2003, we recorded amortization of deferred stock-based compensation expense of $1.5 million related to the grant of pre-IPO options to purchase our common stock at exercise prices subsequently deemed to be below fair market value. Total compensation expense related to these options, which were granted in 1999 and the first quarter of 2000, is amortized on a straight-line basis, over the respective four-year vesting periods of the options, to the departments of the employees who received these below-market option grants. During the first nine months of 2003 and 2002, respectively, we allocated amortization of deferred stock-based compensation expense of $0.2 million and $0.2 million to cost of sales, $0.5 million and $0.6 million to research and development expense, $0.5 million and $0.5 million to selling and marketing expense, and $0.3 million and $0.3 million to general and administrative expense. At September 30, 2003, approximately $0.7 million of deferred stock-based compensation expense remained to be amortized, at a rate not to exceed $0.5 million per quarter.

Also, during the first nine months of 2003 and 2002, we charged approximately $2.6 million to general and administrative expense for amortization of intangible assets obtained through various business acquisitions.

Acquisition and Consolidation of Wireless Operations

On February 28, 2003, we acquired substantially all of the assets of GIE GmbH ("GIE"), a German corporation specializing in wireless and RF measurement instrumentation, for approximately $0.6 million in cash and acquisition costs. We recorded acquired intangible assets of $89,000, of which $37,000 was assigned to in-process research and development assets that were written off at the date of the acquisition. The remaining $52,000 of acquired intangible assets is developed technology and is amortized over its remaining weighted average useful life at the date of acquisition of four years. We did not record any goodwill on this acquisition. Concurrent with this acquisition, we entered into a non-compete agreement with certain former owners of GIE obligating the Company to make payments to the former owners totaling approximately $100,000 over four years, provided that they perform as agreed to under the agreements. To this point, we have amortized the corresponding non-compete assets on a straight-line basis over their four-year estimated useful lives. We also entered into employment agreements with these same former owners obligating the Company to make bonus payments to the former owners totaling approximately $200,000 over four years, in addition to their regular salaries and subject to certain conditions, primarily related to their continued employment by Sunrise.  As of mid-August 2003, two of the three former owners of GIE were no longer employed by the Company.  Accordingly, the Company does not expect to pay such former owners the bonus payments specified under the acquisition agreement.

During the three month period ended September 30, 2003, we initiated a plan to move our wireless product research and development operations to our existing facility in Santa Rosa, California. The wireless operations in Santa Rosa will be conducted primarily by the existing Santa Rosa staff. At September 30, 2003, GIE employed six regular and four contract employees, none of whom will be relocated to Santa Rosa.   During the quarter ended September 30, 2003, we wrote down the wireless operation's accounts receivable, inventories, and fixed assets by a total of $290,000, representing the portion of the recorded value of these assets that we do not believe that the Company will be able to recover upon the transfer of the operations to Santa Rosa. We have not identified additional material future costs to be incurred as a result of closing the Mannheim facility.  Additional costs, including lease termination costs and employee related costs, may become apparent once the facility closes, which is expected to occur during the quarter ended December 31, 2003.

We believe that acquisitions and joint ventures may be an important part of our growth and competitive strategy. See "Risk Factors Affecting Future Operating Results-Acquisitions."

Reductions in Workforce and Salary

During the second quarter of 2003, the Company implemented reductions in workforce of approximately 40 employees or approximately 10% of its workforce worldwide and salary reductions of approximately 5% in certain locations. These reductions were a factor in reducing operating expenses by $0.9 million in the third quarter of 2003 compared with the second quarter 2003 and $1.6 million compared with the third quarter of 2002. In November 2003, however, the Company reversed many of the salary reductions it had previously implemented in July 2003, restoring salaries to previous levels.  Accordingly, while the Company expects to realize continued costs savings as a result of its June reduction in workforce, id does not expect to realize as great a cost saving overall in future periods because of its decision to reverse applicable salary reductions.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates, assumptions, and judgments that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable. Although these estimates are based on our present knowledge of the future impact on the company of current events and actions, actual results may differ from these estimates, assumptions, and judgments.

We consider "critical" those accounting policies that require our most subjective or complex judgments, which often result from a need to make estimates about the effect of matters that are inherently uncertain, and that are among the most important of our accounting policies to the portrayal of our financial condition and results of operations. These critical accounting policies are determination of our allowance for doubtful accounts receivable, valuation of excess and obsolete inventory, valuation of goodwill and other intangible assets, accounting for warranty reserves, deferred income tax assets and liabilities, and revenue recognition.

We determine our allowance for doubtful accounts receivable by making our best estimate considering our historical accounts receivable collection experience and the information that we have about the status of our accounts receivable balances. If future conditions cause our collection experience to change or if we later obtain different information about the status of any or all of our accounts receivable, additional allowances for doubtful accounts receivable may be required. We charge provisions for doubtful accounts receivable to general and administrative expenses on our statement of operations.

We determine the valuation of excess and obsolete inventory by making our best estimate considering the current quantities of inventory on hand and our forecast of the need for this inventory to support future sales of our products. We often have only limited information on which to base our forecasts, and if future sales differ from these forecasts, the valuation of excess and obsolete inventory may change. We charge provisions for excess and obsolete inventory to cost of sales on our statement of operations.

We evaluate the valuation of goodwill in the manner prescribed by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. As required by that standard, we test goodwill for impairment annually, during our fourth fiscal quarter. We would also test goodwill for impairment if certain events or changes in circumstances stipulated by the standard were to occur. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first screens for impairment by comparing the fair value of our reporting unit, which we consider to be the market capitalization of our entire telecommunications testing equipment business, to its carrying value. If the carrying value were to exceed the fair value, the second phase of the process would occur. In the second phase, we would recognize an impairment for the excess of the carrying value, if any, of our goodwill over its implied fair value. The implied fair value of our goodwill is the excess of our reporting unit's total fair value over the combined net fair values of its individual assets and liabilities. As of September 30, 2003, the second testing phase has not been necessary, and no subsequent indicators of impairment have been noted.

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

We offer a three-year warranty covering parts and labor on our wire line access products and fiber optic products sold in the United States, and generally offer a one-year warranty covering parts and labor for our products sold in all other countries, with the option to purchase a two-year extended warranty. Our cable TV and signaling products are covered by a one-year warranty. We are also subject to laws and regulations in various countries in which we sell regarding vendor obligations to ensure product performance. At the time we recognize revenue from a product's sale, we determine the reserve for the future cost of meeting our obligations under the standard warranties and product performance laws and regulations by considering our historical experience with the costs of meeting such obligations. If the future costs of meeting these obligations differ from the historical experience, additional reserves for warranty obligations may be required. We charge provisions for future warranty costs to cost of sales on our statement of operations.

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

Results of Operations

Comparison of Three and Nine-Month Periods Ended September 30, 2003 and 2002

Net Sales.    Net sales decreased 15% to $12.3 million in the third quarter of 2003 from $14.5 million in the same quarter in 2002. Net sales decreased 9% to $34.5 million in the first nine months of 2003 from $37.9 million in the same period in 2002. In the third quarter of 2003, sales of our wire line access products decreased by $1.5 million, and sales of our cable TV products decreased by $0.8 million from the same quarter of 2002. These sales decreases were generally due to decreased capital spending by our customers in the telecommunications industry and were partially offset by a $0.1 million increase in sales of our wireless products and a $0.1 million increase in sales of our signaling products. In the first nine months of 2003, sales of our wire line access products decreased by $2.6 million, sales of our cable TV products decreased by $2.0 million, and sales of our signaling products decreased by $0.1million from the same period in 2002.  These sales decreases were partially offset by a $1.1 million increase in sales of our fiber optics products and a $0.2 million increase in sales of our wireless products.

Sales in the third quarter of 2003 decreased $2.4 million, or 23%, in North America, and $0.3 million, or 15%, in Latin America, as compared with the same quarter in 2002. These decreases were partially offset with a sales increase of $0.3 million, or 19%, in Europe/Africa/Middle East, and $0.2 million, or 10% in Asia. Sales in the first nine months of 2003 decreased $5.9 million or 21%, in North America and $0.2 million, or 20%, in Latin America. This decrease was partially offset by sales increases of $1.6 million, or 33%, in Asia, and $1.1 million, or 26%, in Europe/Africa/Middle East.

The decrease in North American sales during the third quarter of 2003 from the same period in 2002 was primarily due to a $1.3 million, a $0.9 million and a $0.4 million decrease, respectively, in sales of our cable TV, wire line access, and fiber optics products. These decreases were partially offset by a $0.2 million increase in the sales of our signaling products. The decrease in North American sales during the first nine months of 2003 from the same period in 2002 was primarily due to a $2.8 million, $2.7 million, $0.3 million, and $0.2 million decrease, respectively, in sales of our wire line access, cable TV, fiber optics, and signaling products.

International sales, including North American sales to Canada, increased to $4.7 million, or 38% of net sales, in the third quarter of 2003, from $4.1 million, or 29% of net sales in the same quarter in 2002. International sales, including North American sales to Canada, increased to $13.6 million, or 39% of net sales, in the first nine months of 2003, from $10.7 million, or 28% of net sales in the same period in 2002. The increase in international sales in absolute dollars is primarily due to increased sales of our wire line access and our fiber optics products, particularly in Asia.

Cost of Sales.    Cost of sales consists primarily of direct material, warranty, and personnel costs related to the manufacturing of our products and allocated overhead costs. Cost of sales decreased 2% to $4.5 million in the third quarter of 2003, from $4.6 million in the same quarter in 2002.  Cost of sales increased 2% to $13.0 million in the first nine months of 2003, from $12.8 million in the same period in 2002. Cost of sales represented 37% and 32% of net sales in the third quarters of 2003 and 2002, respectively, and 38% and 34% of net sales in the first nine months of 2003 and 2002, respectively. Cost of sales increased as a percentage of sales due to the following factors: fluctuations in our product mix, growth in international sales (which generally carry lower margins than sales of similar types of products in the United States) as a percentage of total sales, and increased pricing pressures.

Research and Development.    Research and development expenses consist primarily of the costs of payroll and benefits for engineers, equipment, and consulting services. Research and development expenses decreased 18% to $3.7 million in the third quarter of 2003, from $4.5 million for the same quarter in 2002. The decrease is primarily due to a $0.4 million decrease in prototyping costs, a $0.3 million decrease in payroll costs, and a $0.1 million decrease in designing costs. Research and development expenses decreased 7% to $12.0 million in the first nine months of 2003 from the same period in 2002. The decrease is primarily due to reduced parts and prototype and design service costs. Research and development expenses represented 30% and 31% of net sales during the third quarters of 2003 and 2002, respectively, and 35% and 34% of net sales during the first nine months of 2003 and 2002, respectively. Research and development expenses tend to fluctuate from period to period, depending on what is required at the various stages of our product development cycles. Within our research and development activities, we are attempting to balance two conflicting strategic priorities. The first is to tightly control costs in response to sales volume that has significantly decreased over the last two and one-half years. The second is to continue to develop products that address customer needs in a rapidly changing and very competitive market.

Selling and marketing.    Selling and marketing expenses consist primarily of the costs of payroll and benefits for selling and marketing personnel, manufacturers' representative and direct sales commissions, travel and facilities expenses related to selling and marketing, and trade show and advertising expenses. Selling and marketing expenses decreased 5% to $3.8 million in the third quarter of 2003, from $4.0 million in the same quarter in 2002. The decrease is primarily due to decreased commission expense resulting from decline in our sales. Selling and marketing expenses decreased 1% to $12.3 million in the first nine months of 2003, from $12.4 million in the same period in 2002, also due primarily to decreased commission expenses.  Selling and marketing expenses represented 31% and 28% of net sales during the third quarters of 2003 and 2002, respectively, and 36% and 33% of net sales in the first nine months of 2003 and 2002, respectively.

General and Administrative.    General and administrative expenses consist primarily of payroll, benefits, and other costs of our finance and administration departments, information systems expenses, legal and accounting expenses, and amortization expenses for intangible assets related to our business acquisitions. General and administrative expenses decreased 17% to $2.5 million in the third quarter of 2003, from $3.0 million in the same quarter in 2002. The decrease in general and administrative expense resulted primarily from a $0.2 million decrease in bad debt expense, a $0.1 million decrease in amortization of purchased intangible assets, and a $0.1 million decrease in investor relations expense. General and administrative expenses decreased 19% to $7.2 million in the first nine months of 2003, from $8.9 million in the same period in 2002. This decrease is primarily due to a $1.2 million decrease in bad debt expense, a $0.2 million decrease in property taxes, a $0.1 million decrease in amortization of intangible assets, and a $0.1 million decrease in investor relations expense. Since 2001, we have noticed a decrease  in uncollectible accounts receivable. We believe that the reason for this is that many of our customers with questionable financial resources have gone out of business or have reduced the scope of their business as a result of the telecommunications downturn but that those customers that continue to buy from us have greater financial resources to pay for their purchases. General and administrative expenses represented 20% and 21% of net sales during the third quarters of 2003 and 2002, respectively, and 21% and 23% for the nine months of 2003 and 2002, respectively.

Other Income (expense), Net.    Other income (expense), net primarily represents interest earned on cash and investment balances and foreign exchange gains and losses. Other income (expense), net decreased to a $0.1 million expense in the third quarter of 2003, from $0.1 million in income for the same quarter in 2002. Other income, net decreased to $0.5 million in the first nine months of 2003, from $0.7 million for the same period in 2002. These decreases resulted primarily from a decrease in interest income as our cash and marketable securities balances declined and interest rates fell.

Income Taxes Benefit.    Income taxes consist of federal, state, and international income taxes. We recorded an income tax benefit of $0.8 million in the third quarter of 2003 and $1.3 million in the same quarter in 2002. We recorded an income tax benefit of $3.7 million in the first nine months of 2003 and $3.3 million in the same period in 2002. Our effective income tax rates were 39% and 82% for the three months ended September 30, 2003 and 2002, respectively, and 39% and 40% for the nine months ended September 30, 2003 and 2002, respectively. Our income tax benefit was due to our loss before income taxes. The 82% rate during the third quarter of 2002 resulted from the adjustment of our year to date rate of 40% from the 30% rate used during the first six months of 2002.  This change occurred as the result of our projections of our pre-tax loss becoming clearer as the year progressed.

Liquidity and Capital Resources

As of September 30, 2003 and December 31, 2002, we had working capital of  $49.0 million and $52.8 million, respectively, and cash and cash equivalents of $32.4 million and $36.4 million, respectively. Also at December 31, 2002, we had $1.0 million in investments in marketable securities that were classified as current assets on our balance sheet. As explained in the notes to our September 30, 2003 consolidated condensed financial statements, our investment in marketable securities at September 30, 2003 consisted entirely of equity securities of Top Union Electronics Corp., a Taiwan R.O.C. company. At December 31, 2002, these securities were reported at historical cost and classified with other assets on our balance sheet. During the quarter ended June 30, 2003, these securities became listed on the GreTai Securities Market, Taiwan's over-the-counter exchange, so we reclassified them to marketable securities and revalued them to their fair value, as required for available-for-sale securities. We do not consider this to be a liquid investment, and accordingly classify it as a non-current asset.

Cash used in operating activities was $1.0 million during the nine months ended September 30, 2003, compared with cash provided by operating activities of $0.6 million during the same period in 2002. Operating cash flow decreased primarily because of increased investments in inventory, stabilized projections of account receivable losses, a larger net loss, and an increase in deferred revenue. Partially offsetting this was a net increase in accounts payable and accrued expenses.

Cash used in investing activities was $1.2 million during the nine months ended September 30, 2003, compared with $10.2 million during the same period in 2002. During the first nine months of 2003, the primary investing activity that provided cash was sales of marketable securities for $1.0 million and a $0.2 million repayment by our Chief Executive Officer of a portion of a loan made to him in February 2002. The primary investing activities that used cash were capital expenditures of $1.9 million and the acquisition of GIE for $0.6 million. During the first nine months of 2002, the primary investing activity that provided cash was sales of marketable securities for $4.3 million. The primary investing activities that used cash in 2002 were the acquisition of CaLan for $7.2 million and Luciol for $1.2 million, purchases of marketable securities for $3.3 million, capital expenditures of $1.6 million, and a loan to our Chief Executive Officer of $1.1 million in February of that year.

Cash used in financing activities was $2.0 million during the nine months ended September 30, 2003, compared with  $3.2 million during the same period in 2002. During the first nine months of 2003, the primary financing activities that used cash were cash dividends of $2.0 million and the Repayment of notes payable of $0.4 million.  The primary financing activities that provided cash were issuing common stock under the Company's Employee Stock Purchase Plan ("ESPP") for $0.2 million and employees exercising stock options of $0.2 million. During the first nine months of 2002, the primary financing activities that provided cash were issuing common stock under the Company's ESPP for $0.5 million, borrowing under notes payable for $0.3 million, and employees exercising stock options of $0.1 million. The primary financing activities that used cash were repurchasing our common stock for $3.7 million, the repayment of notes payable of $0.3 million, and repayment of short-term borrowings of $0.1 million.

Our outstanding debt at September 30, 2003 consisted primarily of a $1.0 million loan from the Italian government payable over a period of eight years through semi-annual payments starting in the second half of 2003 and ending in 2011, and thirteen notes payable related to acquisitions totaling $0.5 million that are being paid in quarterly installments ending in 2007.

In July 2003, we declared a cash dividend in the aggregate amount of approximately $2 million. After giving effect to this dividend, we believe that our cash balances and cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and other activities for at least the next 12 months. However, a large acquisition of complementary businesses, products or technologies, material joint ventures, or an unanticipated shortfall in cash from operations could require us to obtain additional equity or debt financing. We cannot assure you that such additional financing would be available on acceptable terms, if at all. Such an acquisition is not anticipated at this time.

Contractual Obligations

The following table summarizes, as of September 30, 2003, the timing of future cash payments due under certain contractual obligations (in thousands):

	Payments due in

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Borrowings and notes payable	$1,450	$124	$736	$256	$334
Operating lease obligations	1,570	231	1,297	42	-

Total	$3,020	$355	$2,033	$298	$334

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

-	the varied degree of price, product, and technology competition, and our customers' and competitors' responses to these changes;

-	the relative percentages of our products sold domestically and internationally;

-	the mix of the products we sell and the varied margins associated with these products;

-	the timing of our customers' budget processes; and

-	economic downturns reducing demand for telecommunication and cable equipment and services.

The factors listed above may affect our business and stock price in several ways. Given our high fixed costs from overhead, research and development, and advertising and marketing, and other activities necessary to run our business, if our net sales are below our expectations in any quarter, we may not be able to adjust spending accordingly. For example, in the first nine months of 2003, our net sales declined 9% from the same period in 2002, but our operating expenses only declined 8%, and during the full year 2002 our net sales declined 31% from 2001, but our operating expenses only declined 14%, mainly because of fixed costs. Our stock price may decline and may be volatile, particularly if public market analysts and investors perceive the factors listed above to exist. Furthermore, the above factors, taken together may make it more difficult for us to issue additional equity in the future or raise debt financing to fund future acquisitions and accelerate growth.

Declining Sales-We are experiencing decreased sales and increased difficulty in predicting future operating results.

As a result of unfavorable economic and market conditions over the past three years, our quarterly sales have generally declined or been flat. We are unable to predict future sales accurately, and we are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include the following:

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

Economic Downturn-Our operating results and financial condition could continue to be harmed if the telecommunications and cable TV industries remain over supplied.

The current economic downturn has resulted in reduced purchasing and capital spending in the telecommunications and cable TV industries, which have been in a downward cycle characterized by diminished product demand, excess manufacturing capacity, and the increasing erosion of average selling prices. The downturn has adversely affected the businesses and cash flows of many of our customers and has even caused some of them to file for bankruptcy. We are uncertain how long the current downturn will last. Continuation of the downturn or any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and also would further limit our customers' ability to pay for the products that they buy from us. All of these circumstances could harm our consolidated financial position, results of operations, cash flows, and stock price and could hinder our ability to reach our goals for restoring long-term profitability and growth.

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

Dependence on Wireline Access Products-A significant portion of our sales have been from our Wireline Access products, which makes our future sales and overall business vulnerable to product obsolescence and technological change.

Sales of our DSL and other wire line access products represented approximately 40% of our net sales during the first nine months of 2003 and 42% during the full year 2002. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. A competitive local exchange carrier is a company that, following the Telecommunications Act of 1996, is authorized to compete in a local communications services market. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may at any time adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

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

Cable Industry Health-Many of the major companies in the cable industry have debt and profitability problems, which are expected to negatively impact our cable equipment sales.

The cable industry has taken on significant debt as companies aggressively consolidated and built up impressive new digital networks to allow them to provide better picture quality, internet access, and voice telephony. Profits have declined during the last year within the industry, however. As a result, most cable companies expect to reduce their capital expenditures and/or hiring, both of which could adversely impact our cable business more than we now expect. During the first nine months of 2003, we have seen evidence of such a slowdown.

Customer Concentration-A limited number of customers account for a high percentage of our net sales, and any adverse factor affecting these customers or our relationship with these customers could cause our net sales to decrease.

Our customer base is concentrated, and a relatively small number of companies have accounted for a large percentage of our net sales. Net sales from our top five customers in the United States represented approximately 32% of total net sales in the first nine months of 2003 and 31% in the full year 2002. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period

The loss of a major customer or the reduction, delay, or cancellation of orders from one or more of our significant customers could cause our net sales and, therefore, profits to decline. In addition, many of our customers are able to exert substantial negotiating leverage over us. As a result, they may cause us to lower our prices for them and they may successfully negotiate other terms and provisions that may negatively affect our business and profits.

Goodwill Valuation-Our financial results could be materially and adversely affected if it is determined that the book value of goodwill is higher than fair value.

Our balance sheet at September 30, 2003 includes an amount designated as "goodwill" that represents approximately 11% of assets and 13% of stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the acquired tangible and separately measurable intangible net assets. Under accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets, beginning in January 2002, the amortization of goodwill has been replaced with an "impairment test," which requires that we compare the fair value of goodwill to its book value at least annually, and more frequently if circumstances indicate a possible impairment.

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

The market for our products is characterized by rapid technological advances, changes in customer requirements and preferences, evolving industry and customer-specific protocol standards, and frequent new product enhancements and introductions. Our existing products and our products currently under development could be rendered obsolete by the introduction of products involving competing technologies, by the evolution of alternative technologies or new industry protocol standards, or by rival products of our competitors. These market conditions are more complex and challenging because of the high degree to which the telecommunications industry is fragmented.

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

Furthermore, our percentage of net sales devoted to research and development may be considered high for our level of sales. If these efforts do not result in the development of products that generate strong sales for us or if we do not continue to reduce this percentage, our profit levels will not return to their desired levels. If we reduce this spending, we may not be able to develop needed new products, which could negatively impact our sources of new revenues.

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

We experienced rapid growth in revenues and in our business during 1999 and 2000 followed by significant slowdowns in 2001, 2002, and the first nine months of 2003 that have placed, and may continue to place, a significant strain on our management and operations. For example, our revenues increased to $113.5 million in 2000 from $61.5 million in 1999. Then revenues fell to $79.1 million in 2001, to $54.3 million in 2002, and to $34.5 million in the first nine months of 2003. As a result of our historical growth, potential future growth, or slowdowns, we face several risks, including the following:

-	the need to improve our operational, financial, management, informational, and control systems;

-	the need to hire, train, and retain highly skilled personnel; and

-	the challenge to manage expense reductions without impacting development strategies or our long-term goals.

We cannot ensure that we will be able to successfully manage growth or slowdowns successfully or profitably.

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

We cannot ensure that we will locate suitable acquisition candidates or that, if we do, we will be able to acquire them and then integrate them effectively, efficiently, and successfully into our business.

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

The following table sets forth our principal competitors in each of our product categories.

Product Category	Principal Competitors
Wire Line Access	Acterna Corporation; Agilent Technologies, Inc.; Consultronics; Trend Communications

Fiber Optics	Digital Lightwave, Inc.; Acterna Corporation; Agilent Technologies, Inc.; Exfo Electro-Optical Engineering Inc.; NetTest; Trend Communications

Cable TV	Acterna Corporation; Agilent Technologies, Inc.; Trilithic, Inc.

Signaling	Inet Technologies, Inc.; NetTest; Agilent Technologies, Inc.

Many of these competitors have longer operating histories, larger installed customer bases, longer relationships with customers, wider name recognition and product offerings, and greater financial, technical, marketing, customer service, and other resources than we have.

We expect that as our industry and markets evolve new competitors or alliances among competitors with existing and new technologies may emerge and acquire significant market share. We anticipate that competition in our markets will increase, and we will face continued threats to our market share and price pressure on our products. Also, over time, our profitability, if any, may decrease. In addition, it is difficult to assess accurately the market share of our products or of Sunrise overall because of the high degree of fragmentation in the market for service verification equipment. As a result, it may be difficult for us to forecast accurately trends in the market, which of our products will be the most competitive over the longer term, and therefore, what is the best use of our cash and human and other forms of capital.

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

-
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

Sales to customers located outside of the United States represented 39% of our net sales in the first nine months of 2003, 30% in the full year 2002, and 38% in the full year 2001, and we expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including the following:

-
potentially higher operating expenses, resulting from the establishment of international offices, the hiring of additional and local personnel, and the localization and marketing of products for particular countries' technologies;

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

In addition, the Asia/Pacific and Latin America regions have experienced instability in many of their economies and significant devaluations in local currencies. 21% of our sales in the first nine months of 2003, 17% of our sales in the full year 2002, and 19% of our sales in the full year 2001 were from customers located in these regions. These instabilities may continue or worsen, which could have a materially adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

Concentration of Control-Our executive officers and directors retain significant control over us, which allows them to decide the outcome of matters submitted to stockholders for approval. This influence may not be beneficial to all stockholders.

As of September 30, 2003, Paul Ker-Chin Chang, Paul A. Marshall, and Robert C. Pfeiffer beneficially owned approximately 26%, 24%, and 13%, respectively, of our outstanding shares of common stock. Consequently, these three individuals, control approximately 63% of our outstanding shares of common stock and to the extent they act together would be able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of stockholders. In addition, Mr. Chang, Mr. Marshall, and Mr. Pfeiffer constitute three of the six members of the board of directors and have significant influence in directing the actions taken by the board. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of our company may also have the effect of delaying or preventing a change in control of our company that other stockholders may consider desirable.

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

Some provisions of our certificate of incorporation and bylaws may have the effect of discouraging, delaying, or preventing a change in control of our company or unsolicited acquisition proposals that a stockholder may consider favorable. These provisions provide for the following:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We sell our products in North America, Asia, Europe, the Middle East, Africa, and Latin America. As a result, our financial results could be affected by changes in foreign currency exchange rates. We have a small amount of sales denominated in Euros and the Canadian dollar and have at certain times used derivative financial instruments to hedge foreign exchange risks. As of September 30, 2003, we had no derivative financial instruments. To date, foreign exchange risks from sales have not been material to our operations.

We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in depository accounts with financial institutions, in debt instruments of the U.S. Government and its agencies, and/or in high-quality corporate issuers, and, by policy, we limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market, and reinvestment risk through portfolio diversification and review of the financial stability of the institutions with which we deposit funds and from which we purchase debt instruments.

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

ITEM 4.    DISCLOSURE CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and our Acting Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

PART II-OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our day-to-day operations. As of September 30, 2003, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations, or cash flow.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.   None.

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

(a)    Exhibits

Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302.

Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302.

Exhibit 32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K

On July 24, 2003, the Registrant furnished a Current Report on Form 8-K reporting earnings for the second quarter of 2003.*

* This furnished Current Report on Form 8-K is not deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                SUNRISE TELECOM INCORPORATED

                 (Registrant)
Date: November 13, 2003

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

Date: November 13, 2003

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date: November 13, 2003

By:	/s/ Paul A. Marshall
Paul A. Marshall Acting Chief Financial Officer (Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Form 10-Q of Sunrise Telecom Incorporated for the three-month period ended September 30, 2003, we, Paul Ker-Chin Chang , President and Chief Executive Officer and Paul A. Marshall, Acting Chief Financial Officer, respectively, of Sunrise Telecom Incorporated, hereby certify to the best of our knowledge, that:

(1) such Form 10-Q for the three-month period ended September 30, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the three-month period ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Sunrise Telecom Incorporated.

Date: November 13, 2003

By:	/s/ PAUL KER-CHIN CHANG
Paul Ker-Chin Chang President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2003

By:	/s/ Paul A. Marshall
Paul A. Marshall Acting Chief Financial Officer (Principal Financial Officer)