Form 10-K
period 2003-12-31
SUNRISE TELECOM INC
filed 2004-03-29
CIK 907152

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act:

None

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

    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2).

    Yes ☐     No ☒

As of June 30, 2003, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $34,703,436.

As of February 27, 2004, there were 50,253,134 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III.

SUNRISE TELECOM INCORPORATED

Index to Annual Report on Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Forward-Looking Statements

This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding possible growth in the market for telecommunications test equipment and new product development. Except for historical information, the matters discussed in this report on Form 10-K are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected due to certain factors, including those discussed below in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Affecting Future Operating Results” and elsewhere in this report. You should not rely solely on any forward-looking statements in this report to support an investment decision. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report on Form 10-K.

PART I.

ITEM 1.    BUSINESS

OVERVIEW

We manufacture and market service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, and internet networks. Our products offer broad functionality, leading edge technology, and compact size to test broadband services; these include wireline access services (including DSL), fiber optics, cable broadband networks, and signaling networks. We design our products to maximize technicians’ effectiveness in the field and to provide realistic network simulations for equipment manufacturers to test their products. Our customers include incumbent local exchange carriers, cable companies, competitive local exchange carriers, and other service providers, network infrastructure suppliers, and installers throughout North America, Latin America, Europe, Africa, the Middle East, and the Asia/Pacific region.

In October 1991, we were incorporated in California as Sunrise Telecom, Inc. In July 2000, we reincorporated in Delaware and changed our name to Sunrise Telecom Incorporated (“Sunrise”). “Sunrise Telecom,” “SunSet,” and “SunLite” are trademarks of Sunrise Telecom Incorporated. This report on Form 10-K also includes references to registered service marks and trademarks of other entities.

INDUSTRY BACKGROUND

High-Speed Data Access

Data traffic in the United States and Canada has surpassed the amount of voice traffic carried on the existing telephone network. Consumers are seeking higher-speed access to bandwidth intensive content and services, such as highly graphical Web sites and audio, video, and software downloads. As an increasing number of Internet users access more and different content, the ability to connect to and receive data from the Internet at high speeds has become and will continue to become more important.

One primary investment area is the redesign of the access network to support broadband access to end users. This portion of the network between the customer’s premise and the service provider’s central office is also known as the “last-mile.” The last mile typically consists of copper wires that operate at substantially lower transmission speeds than those offered in the long-haul segment of a network or by some available broadband alternatives. These copper wires were originally intended to carry only analog circuit-switched, low-speed voice signals and, as a result, have become a bottleneck that limits high-speed data transmission. Several access technologies are being deployed to support higher-

speed Internet access in the networks, including digital subscriber lines, digital cable broadband, fiber optics, and broadband wireless. In addition, the signaling portion of the network is essential to the integration of new broadband services into the existing telecommunications network. We summarize some of these technologies below.

Wireline Access Technology.    Wireline access technology includes such technologies as “Plain Old Telephone Service” (“POTS”), T-carrier, E-carrier, ISDN, and digital subscriber line technology. Digital subscriber line technology, commonly known as DSL, today transmits data up to 50 times faster than a conventional dial-up modem over a POTS line using the existing copper telephone wires. Various implementations of DSL are being developed and deployed, including asymmetric DSL, known as ADSL, symmetric DSL, know as SDSL, high bit-rate DSL, known as HDSL, and integrated services digital network DSL, known as IDSL. Service providers deploying DSL technology include incumbent local exchange carriers, such as SBC Communications Inc., Verizon Communications Inc., and Sprint Corporation.

Cable Broadband Networks.    Cable broadband operators use two-way cable, cable modems installed in the home, cable modem termination systems installed at major cable concentration points, and network headend equipment designed to connect their cable broadband networks to video feeds and other networks. Several cable companies are currently offering broadband access services across two-way cable, including Comcast, Charter Communications, Cox, and TimeWarner Cable.

Fiber Optics.    Fiber optic cables use pulses of light to transmit digital information. Because fiber optic cables support thousands of high-speed, local digital connections onto a single higher-speed connection to the central office or the central side of the cable broadband network where the video signals emanate, they offer virtually unlimited bandwidth capacity. Due to their high capacity, fiber optic cables are being used increasingly in the access network in both telecommunications and cable broadband applications. Today, fiber optic cables carry higher bandwidths by increasing the wavelength modulation speed from 2.5 Gbps or by carrying multiple wavelengths on a single fiber. Common wavelength multiplexing schemes include Coarse Wavelength Division Multiplexing (CWDM) and Dense Wavelength Division Multiplexing (DWDM).

Signaling.    Telephone systems require a signaling mechanism to set up and tear down phone calls. These signals serve functions such as supervising or monitoring the status of a line or circuit to see if it is busy, idle, or requesting service; alerting or indicating the arrival of an incoming call; and addressing or transmitting routing and destination signals over the network. Signaling System 7, or SS7, is the standard signaling system used by telecom networks worldwide. Signaling networks must support new access technologies to ensure interoperability with the existing telephone network.

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

Field Verification Equipment.    Field verification equipment is used by service providers to probe the actual wires, cables, or airwaves to verify that a service works. In the case of a service malfunction, a field technician can use the equipment to locate the exact fault so that repairs can be made. Research and development labs, manufacturing departments, and central office technicians also use field verification equipment in their day-to-day operations. Of the three types of service verification equipment, field verification equipment delivers the most detailed service information. Service providers have found field verification to be an effective method to help to ensure that the lines operate properly.

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

Because the competition is intense for subscribers for high-speed bandwidth access, the quality and reliability of network service has become critical to service providers who may lose customers and revenue and be subject to negative publicity as a result of providing poor service. Field technicians who use service verification equipment allow service providers to verify and repair service problems effectively and, thus, increase the quality and reliability of the network.

THE SUNRISE SOLUTION

We design and manufacture service verification equipment, physical layer diagnostic equipment, and monitoring systems that enable service providers to pre-qualify facilities for services, verify newly installed services, monitor the performance of video and signaling networks, and diagnose problems relating to copper twisted pair, coaxial cable, and optical fibers. Our products also enable equipment manufacturers to test simulated networks during equipment development and verify the successful production of equipment. Our field products offer the following features:

•	Design Flexibility. We design our products to be flexible and to evolve as customer needs change. Our CM 1000, SunSet MTT, and SunSet xDSL product lines, for example, allow field technicians the ability to upgrade their equipment easily through a variety of plug-in hardware modules. This flexible design allows the customer to adapt the test set to new services and applications as network standards evolve.

•	Customer Driven Features. Each of our products is tailored to our customers’ needs. Our marketing engineers interact with our customers during the design process to ensure that our products are the best available solution for them.

•	Handheld Design. We use handheld designs for most of our products to be used in the field. The compact, lightweight design of these products enhances field technicians’ ability to easily carry these devices with them to diagnose problems and verify line operation. For example, the SunSet Ocx is the first asynchronous transfer mode (ATM) fiber optic field test set small enough to be held in the palm of a technician’s hand, and we believe that the SunSet 10G is the world’s smallest 1.5 Mbps to 9.9 Gbps Sonet/SDH test set available.

Because	of the design and functionality of our products, we provide the following benefits to our customers:

•	Rapid and Efficient Deployment. Our products allow field and office technicians to test lines rapidly and efficiently to verify that they are properly connected to the central office and that they can support a specific type and speed of service. In a single device, our products can be used to pre-qualify facilities for services, identify the source of problems, and verify the proper operation of newly installed service before handing service over to customers.

•	Improved Network Quality and Reliability. Our products diagnose and locate a variety of problems and degradations in established broadband networks allowing service providers to identify and repair problems and to restore service efficiently.

PRODUCTS

Our major products, grouped by product category, are as follows:

WIRE LINE ACCESS PRODUCTS

SunSet MTT	•	Our Modular Test Toolkit, referred to as the SunSet MTT, is a test set for access network service installation and maintenance. It features a variety of handheld SunSet chassis configurations with support for over 30 different test modules to fit applications ranging from DSL, Ethernet, copper diagnostics, T1 and E1 transmission, analog Voice Frequency circuits, and transport and, in some new modules, fiber optics. The SunSet MTT’s modularity allows field technicians to use a single unit to test a broad variety of services found in today’s access network. The unit finds troubles with the physical transmission media, verifies proper signal transmission, verifies proper performance of the service to the customer, and in general helps identify the problem on a troubled circuit. In addition, the modular, evolving architecture protects a customer’s investment in the test equipment.

SunSet T10	•	Handheld unit that supports transmission testing for T1, with service verification and diagnostics for multiple data protocols, voice services, and signaling technologies.

SunSet ISDN, SunLite BRI	•	These products support analysis and service verification for the Integrated Services Digital Network, known as ISDN. ISDN is an enhanced digital network that offers more bandwidth than the traditional analog telephone network.

SunLite E1	•	Pocket-sized unit that supports transmission testing for E1.

SunSet E20	•	Handheld unit that supports transmission testing for E1 and service verification for data, voice, mobile, and other signaling protocols.

CABLE BROADBAND PRODUCTS

CM1000, Install Profilers	•	Handheld units for cable modem installation and field testing. Different configurations are available to support varying degrees of test sophistication from analog and digital signal level measurements, to digital measurements, and video and DOCSIS cable modem testing. The product series is easily upgradeable to offer an economical growth strategy for evolving installation needs.

3010H	•	Rack-mounted headend analyzer that determines whether the broadband system is operating reliably and delivering quality, distortion-free signals. It supports up to 10 field instruments (3010R, 3010B, 2010B and N1776A) in a return path mode and an unlimited number as a forward sweep transmitter.

2010/3010B	•	Rugged handheld Signal Level Meter (SLM) offers built-in comparison and analysis capability as well as the standard signal level measurements.

3010R	•	Rugged handheld field unit includes forward sweep, return sweep and SLM capabilities. The 3010R can also function as a headend unit for troubleshooting intermittent problems in specific network segments.

N1776A Network Profiler	•	Field portable instrument for preventive maintenance and troubleshooting cable networks. It combines the function of a spectrum analyzer, forward and return sweep system, and digital analyzer to address current and emerging test requirements in a single unit.

AT2500	•	Lightweight, rugged, full-featured CATV Spectrum Analyzer that performs advanced field testing including finding fast transient ingress and complex proof of performance testing. In addition to its enhanced spectrum analysis, the AT2500 features CATV, QAM, and video analysis.

AT2000HMQ	•	Rack-mounted headend Spectrum Analyzer provides remote visibility into headend and plant performance. It performs remote headend testing of both analog and digital downstream and upstream signals from 1 MHz to 1 GHz.

realWORX	•	A fully automated broadband performance verification system that monitors upstream and downstream signal quality on a continual basis from a headend or hub site. It verifies the quality of downstream QAM and Analog CATV channels and ensures that the Return Path Ingress levels are within acceptable limits.

FIBER OPTIC PRODUCTS

STT	•	A portable, modular unit designed to test the core and metro optical networks. The Scalable Test Toolkit, referred to as the STT, supports SONET, SDH, DWDM, and Ethernet/Gigabit Ethernet testing through a family of stackable test modules. The STT offers advanced analysis and diagnostic tools for exchange, central office and laboratory applications.

PMDE	•	An advanced, experimental simulation product for laboratory and research environments that introduces Polarization Mode Dispersion (PMD, a leading cause of signal degradation in high bit-rate optical networks) into optical components, instruments, and networks to test performance.

SunSet 10G	•	A compact handheld unit that supports transmission testing for metropolitan and core optical networks. It supports both SONET and SDH networks, including both electrical and optical signal testing from 1.5 Mbps to 10 Gbps bit rates.

SunSet SDH	•	A handheld unit that supports international SDH and digital transmission types found throughout the metropolitan and access networks worldwide. The SunSet SDH includes both electrical and optical signal testing and performs advanced service verification for various applications like ATM, mobile, ISDN, and voice.

SunSet OCx	•	A handheld unit that supports North American SONET and digital transmission types found throughout the metropolitan and access networks worldwide. The SunSet OCx includes both electrical and optical signal testing and performs advanced service verification for various applications like ATM, mobile, ISDN, and voice.

SunSet MTT	•	The SunSet MTT for the wireline access market also offers physical layer testing and characterization for fiber optic links.

SIGNALING TESTING PRODUCTS

3GMaster	•	Central office unit to monitor second and third generation mobile networks. Applications include regular network maintenance, billing verification, network traffic statistics, quality of service testing, and troubleshooting complex problems like roaming and internetworking.

NeTracker	•	Advanced analyzer for testing the multiple protocols and data rates found in next-generation Voice over IP (VoIP) networks. Applications include service verification, protocol analysis, voice quality testing, and stress testing for the VoIP environment.

Ghepardo	•	Central office unit to monitor the major signaling protocols of the telecom network including SS7, mobile, and data communication. Web-based user interface allows users to control the product from anywhere in the world using standard web-browser software.

The percentage of our total revenue contributed by each class of products were as follows:

	Year ended December 31,
	2003	2002	2001	2000
Wireline Access	44%	42%	62%	80%
Cable Broadband	26%	33%	14%	4%
Fiber Optics	25%	21%	19%	12%
Signaling	5%	4%	5%	4%

These product categories comprise our sole operating segment, telecommunications, cable broadband, and internet network testing equipment.

CUSTOMERS

Our customers include telecommunications service providers, cable network operators, network infrastructure suppliers and installers, technicians, and engineers in North America, Latin America, Europe, Africa, the Middle East, and the Asia/Pacific region. The following is a list of certain of our customers to which we made significant amounts of sales during 2003:

AT&T Corporation BCE Inc. (Bell Canada) BellSouth Telecom, Inc. British Telecom Chungwa Telecom Comcast Cable Cox Communications, Inc. Etisalat

Jupiter Telecommunications Co., Ltd.

KT Freetel Co., Ltd.

Nippon Telegraph and Telephone Corporation

SBC Communications Inc.

Telkom SA, Ltd.

Time Warner Cable

United States Department of Defense

Verizon Communications Inc.

As of December 31, 2003, we had sold versions of our products to over 2,000 customers in over 60 countries. SBC Communications Inc. accounted for 13% of our net sales in 2003. No other individual customer accounted for 10% or more of our net sales in 2003, and no individual customer accounted for 10% or more of our net sales in 2002 and 2001. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Affecting Future Operating Results—Customer Concentration.”

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

Outside the United States, we sell our products through a mix of our own sales offices and independent distributor organizations, which are directed by our regional directors of marketing and sales. In general, we sell our products to the distributor at a discount from the end user price, and the distributor or sales office then resells the products to the end user. International sales, including North American sales to Canada, were $21.3 million or 39% of total net sales in 2003, $16.1 million or 30% in 2002, and $29.7 million or 38% in 2001. We expect that international sales will continue to account for a significant portion of our net sales in future periods. In addition to our network of international distributors, we have sales offices based in Anjou, Canada; Beijing, China; Tokyo, Japan; Seoul, Korea; Modena, Italy; Geneva, Switzerland; and Stuttgart, Germany. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Affecting Future Operating Results—Risks of International Operations.”

We sell our products predominantly to large telecommunications and cable service providers. These types of customers generally commit significant resources to an evaluation of our and our competitors’ products and require each vendor to expend substantial time, effort, and money educating them about the value of the vendor’s solutions. Consequently, sales to this type of customer generally require an extensive sales effort throughout the prospective customer’s organization and final acceptance of our products by an executive officer or other senior level employee. The result is lengthy sales and implementation cycles, which make sales forecasting difficult. In addition, even after a large service provider has approved our product for purchase, their future purchases are uncertain because we generally do not enter into long-term supply agreements or requirements contracts with those parties. Delays associated with a customers’ internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twenty-four months.

We generally do not sell our products with rights of return; on the few occasions when we have agreed to provide customers with rights of return, we have deferred recognition of sales revenue until the rights of return have lapsed. We also generate a relatively small amount of revenue from the sale of extended warranties on our products. We defer this revenue and recognize it evenly over the term of the extended warranties. We generally do not provide extended payment terms to our customers.

Marketing.    We market and promote sales of our products by the following activities:

•	Our product marketing group researches new opportunities, prepares product definitions with our research and development group, and defines new features to create new products;

•	The overall marketing group hosts a variety of seminars several times a year in the United States, Asia, Europe, and Latin America to improve the sales effectiveness of our manufacturers’ representatives and international distributors;

•	Our product marketing engineers, regional sales managers, and account managers travel extensively with our manufacturers’ representatives and international distributors to develop new product opportunities with customers and to support their presentations;

•	The marketing communications group maintains a public Web site, publishes brochures and specification sheets, and generates press releases and publicity to increase our recognition in the telecommunications industry;

•	Our technical publications group prepares user’s manuals, field manuals, quick reference guides, and product operation videos to serve the needs of our users; and

•	Our training department prepares customer training presentations and sponsors Sunrise University, a factory-based training program for our customers.

Customer Service.    We believe that customer service following the sale of our products is a critical ingredient to our success. We provide customer service in numerous ways, including the following:

•	providing rapid instrument repair services;

•	operating a 24 hour per day telephone support line to help customers who are having difficulty using our products in their particular application;

•	maintaining a proprietary Web site containing on-line, up-to-the-minute product repair information for our distributors’ international repair centers, with a factory-certified technician training program for our distributors’ international repair center technicians; and

•	measuring the satisfaction of our customers and communicating this information internally for corrective action.

SEASONALITY

Our sales have been seasonal in nature and tied to the buying patterns of our customers. Prior to 2000, the largest volume of quarterly sales had usually been during the last calendar quarter of the year, as customers spent the unused portions of their annual budgets. In 2001 and 2000, there was a change in this fourth quarter seasonality as our customers had fewer remaining unused budget dollars available to generate an increase in the fourth quarter seasonal sales. In 2002, however, we saw a return to the pre-2000 pattern, with increased sales in the fourth quarter. Also in 2003, our fourth quarter was our largest quarter of the 2003 fiscal year with sales of $20.4 million. However, our 2004 fiscal year visibility is limited, and we expect that our quarterly operating results may fluctuate significantly and will be difficult to predict due to the lengthy and unpredictable buying patterns of our customers, the degree to which our customers allocate and spend their yearly budgets, and the timing of our customers’ budget processes. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Affecting Future Operating Results—Quarterly Fluctuations.”

BACKLOG

Our backlog of customer orders at December 31, 2003 was approximately $6.4 million compared to approximately $4.4 million at December 31, 2002. Prior to the time of shipment, customers may cancel orders that they have placed with us, but they must reimburse us for any production costs incurred prior to the cancellation. Order cancellations have historically not been significant in relation to our order backlog. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers’ delivery requirements may result in substantial fluctuations in the amount of backlog orders for our products from quarter to quarter.

RESEARCH AND DEVELOPMENT

Our engineering personnel have expertise in a number of fields, including interfacing test equipment with digital loop carriers, voice and data switching technology, local loop equipment, and operations support systems. We spent approximately $16.1 million on research and development in 2003, $16.7 million in 2002, and $17.8 million in 2001. Research and development represents our largest direct employment expense. At December 31, 2003, we had a total of 110 employees engaged in research and development in San Jose, California; Norcross, Georgia; Anjou, Canada; Modena, Italy; Taipei, Taiwan; and Geneva, Switzerland.

We believe that our continued success depends on our ability to anticipate and respond to changes in the telecommunications industry and anticipate and satisfy our customers’ preferences and requirements. Accordingly, we continually review and evaluate technological and regulatory changes affecting the telecommunications industry and seek to offer products and capabilities that solve customers’ operational challenges and improve their efficiency. In general, we spend from two months to four years developing a new product.

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

MANUFACTURING AND SOURCES OF SUPPLY

Our production process consists of planning, procurement, fabrication, rework, system assembly, system final test, software option customization, and shipping. We purchase substantially all parts, including resistors, integrated circuit boards, LCDs, and printed circuit boards, from distributors and manufacturers worldwide. We package these parts into kits and either send them to local contract manufacturers to assemble them into printed circuit boards or assemble them ourselves at our Taipei, Taiwan facility. We perform substantially all remaining manufacturing operations. We maintain sourcing and manufacturing operations in San Jose, California; Norcross, Georgia; Anjou, Canada; Taipei, Taiwan; and Modena, Italy. In 2001 and 2002, we performed the majority of sourcing, contract manufacturing, and final assembly in San Jose, California and Taipei, Taiwan. Our San Jose, Taiwan, and Modena, Italy operations are ISO 9001 certified. In 2003, we increased our manufacturing capacity in Taiwan, while reducing capacity in San Jose to reduce overall production costs. Our Taiwan subsidiary, Taiwan Sunrise Telecom Company Limited, is a turn-key manufacturer and local procurement operation. We intend to continue increasing the use of our Taiwan subsidiary for complete turn-key manufacturing to help lower our manufacturing costs.

In our manufacturing process, we purchase many key products, such as microprocessors, bus interface chips, optical components, and oscillators, from a single source or from that source’s sole supplier. We rely exclusively on third-party subcontractors to manufacture certain sub-assemblies, and we have retained, from time to time, third party design services in the development of our products. We do not have long-term supply agreements with these vendors. In general, we make advance purchases of some products and components to help to ensure an adequate supply. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Affecting Future Operating Results—Dependence on Sole and Single Source Suppliers.”

For sales information regarding operations in different geographic regions, see Note 16 to our consolidated financial statements. A total of $24.4 million of our net property and equipment is located in the United States and $2.5 million is located in other countries. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Affecting Future Operating Results—Risks of International Operations.”

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

Product Category	Principal Competitors
Wireline Access	3M Dynatel; Acterna Corporation; Agilent Technologies, Inc.; Consultronics; Fluke Corporation; Trend Communications
Fiber Optics SONET/SDH	Acterna Corporation; Agilent Technologies, Inc.; Digital Lightwave, Inc.; Exfo Electro-Optical Engineering Inc.; NetTest; Trend Communications
Cable TV	Acterna Corporation; Agilent Technologies, Inc.; Trilithic, Inc.
Signaling	Agilent Technologies, Inc.; Inet Technologies, Inc.; NetTest

We expect that as our industry and market evolve, new competitors or alliances among competitors could emerge and acquire significant market share. We anticipate that competition in our markets will increase with the result that we will face greater threats to our market share, price pressure on our products, and the possibility that, over time, our profitability may decrease.

We believe that the principal competitive factors in our market include the following:

•	continued high level of investment in research and development and marketing;

•	speed of new product development and introductions to market;

•	depth of product functionality;

•	ease of installation, integration, and use;

•	system reliability and performance;

•	price and financing terms;

•	technical support and customer service;

•	size and stability; and

•	compliance with government and industry standards.

We believe that we compete favorably on the basis of these factors.

INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY

Our intellectual property, including our proprietary technology, processes and know-how, trade secrets, patents, trademarks, and copyrights, is important to our business and to our continued success. We have six patents relating to communications testers that expire between 2007 and 2012, and we have filed several applications for additional patents with the U.S. Patent and Trademark Office and with foreign patent offices. Our research and development and manufacturing process typically involves the use and development of a variety of forms of intellectual property and proprietary technology, although no one particular form of this intellectual property and proprietary technology is material to our business. In addition, we incorporate software, some of which we may license from third party sources. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for this licensed software are available both domestically and internationally.

We protect our proprietary technology by the following means:

•	relying on intellectual property law, including patent, trade secret, copyright, and trademark law and by initiating litigation when necessary to enforce our rights;

•	limiting access to our software, documentation, and other proprietary information; and

•	entering into confidentiality agreements with our employees.

EMPLOYEES

At December 31, 2003, we had a total of 377 full-time employees, consisting of 180 in the United States, 91 in Taiwan, 29 in Italy, 57 in Canada, 5 in Korea, 4 in Switzerland, 7 in China, 3 in Japan, and 1 in Germany. We also had 5 temporary employees at December 31, 2003. Of the total full-time employees, 110 were engaged in research and development, 94 were engaged in sales, marketing and customer support, 126 were engaged in operations, and 47 were engaged in administration and finance. None of our employees is subject to a collective bargaining agreement. The employees of our Pro.Tel subsidiary are protected by certain provisions of Italian law. We believe that our relations with our employees are good. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Affecting Future Operating Results—Dependence on Key Employees.”

EXECUTIVE OFFICERS

The names and ages of our executive officers as of December 31, 2003 are as follows:

Name	Age	Position(s)
Paul Ker-Chin Chang	45	Chairman, Chief Executive Officer, and President
Paul A. Marshall	46	Chief Operating Officer, Vice President Marketing, Acting Chief Financial Officer, and Director
Raffaele Gerbasi	42	Vice President and General Manager Cable Broadband Group
Scott E. Green	38	Corporate Controller
Jeong E. Joo	39	Chief Technology Officer
Kirk O. Williams	34	General Counsel and Secretary

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

Paul A. Marshall co-founded Sunrise in October 1991 and has served as Chief Operating Officer since December 1999, as Vice President of Marketing since March 1992, Acting Chief Financial Officer since October 2002, and as a director since October 1991. Mr. Marshall also served as Chief Financial Officer of Sunrise from March 1992 until December 1999. From 1980 to 1992, Mr. Marshall held various positions with the Wiltron division of Anritsu

Corporation. Mr. Marshall holds an M.B.A. from the Harvard Business School and a B.S. in Mechanical Engineering from the University of California at Davis.

Raffaele Gerbasi joined Sunrise in January 2001 and has served as Vice President and General Manager Cable Broadband Division since September 1, 2001. Mr. Gerbasi formed Avantron Technologies in 1989 as a wholly-owned division of Dynastie Electronics and held the position of President prior to its acquisition by Sunrise in January 2001. A graduate of the Radio Electronic Television School, Mr. Gerbasi started his career in the cable broadband industry in 1979. From 1979 to 1984, Mr. Gerbasi was employed as Technical Services Manager for Incospec Electronics, a Canadian cable broadband equipment company. In 1984, Mr. Gerbasi joined Dynastie, a cable broadband service and engineering company and became President and sole owner in 1987.

Scott E. Green joined Sunrise in February 2000 and has served as Corporate Controller since October 2002. Mr. Green also served as Assistant Controller from March 2001 to October 2002 and Accounting Manager from February 2000 to March 2001. Before joining Sunrise, Mr. Green was an Accounting Manager with ITT Industries from May 1997 to February 2000. Prior to 1997, Mr. Green held senior accountant positions with the public accounting firms Deloitte & Touche LLP and KPMG LLP. Mr. Green is a Certified Public Accountant and a Certified Management Accountant and is a member of the American Institute of Certified Public Accountants and the Institute of Management Accountants. Mr. Green holds an M.B.A. from the University of California at Irvine and a B.A. in Economics from the University of California at Berkeley.

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

Kirk O. Williams joined Sunrise in December 2002 and has served as General Counsel and Secretary since January 2003. Mr. Williams is the Company’s chief legal, compliance, and ethics officer and is responsible for our corporate governance initiatives and the protection of the Company’s legal interests and operations worldwide. Prior to joining Sunrise, Mr. Williams served as Vice President, Legal and Corporate Affairs, Assistant General Counsel at Exodus Communications, Inc., where he oversaw the company’s global reorganization and sale to Cable & Wireless. While at Exodus, Mr. Williams also served as Associate General Counsel, Business Development, Finance and Strategy and as Senior Corporate Counsel, responsible for, among other things, overseeing the company’s merger and acquisition, joint venture, and corporate finance activities and securities compliance. Prior to joining Exodus, Mr. Williams practiced corporate and securities law with the law firm Gray Cary Ware & Freidenrich LLP in Palo Alto, California. Mr. Williams holds a J.D. from New York University School of Law and a dual B.A. in Economics and Political Science from Stanford University.

AVAILABLE INFORMATION

Our Web site can be found at www.sunrisetelecom.com. We make available free of charge, on or through our Web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our Web site is not part of this report.

ITEM 2.    PROPERTIES

Our owned headquarters and manufacturing and research and development facility, which we built during 2001 on property that we acquired that year, occupies 91,700 square feet in San Jose, California. As of December 31, 2003, we also leased 10,000 square feet of office and manufacturing space in Montreal, Canada; 16,500 square feet of office and manufacturing space in Norcross, Georgia; 10,000 square feet of office and manufacturing space in Modena, Italy; 26,290 square feet of manufacturing and office space in Taipei, Taiwan; 6,742 square feet of office space in Santa Rosa, California; 7,000 square feet of office and manufacturing space in Mannheim, Germany; and 2,000 square feet of office space in Geneva, Switzerland. We lease sales offices in Beijing, China; Seoul, Korea; Tokyo, Japan; and Stuttgart, Germany.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our day-to-day operations. As of December 31, 2003, we were not engaged in any legal proceedings that were expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flow.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2003, there were no matters submitted to a vote of the security holders.

Part II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

INFORMATION ABOUT OUR COMMON STOCK

Our common stock has been traded on the Nasdaq National Market under the symbol “SRTI” since our initial public offering on July 13, 2000. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for our common stock, as reported by the Nasdaq National Market.

2003	High	Low	2002	High	Low
First Quarter	$2.53	$1.71	First Quarter	$4.22	$2.45
Second Quarter	$2.61	$1.80	Second Quarter	$3.65	$1.76
Third Quarter	$3.20	$1.89	Third Quarter	$2.18	$1.26
Fourth Quarter	$5.00	$2.80	Fourth Quarter	$2.45	$1.35

As of December 31, 2003, we had approximately 86 stockholders of record of our common stock. We estimate that as of March 1, 2004, there were approximately 2,750 beneficial owners of our common stock.

In July 2003, we declared and paid a cash dividend in the aggregate amount of approximately $2.0 million. We did not declare or pay any cash dividend on our common stock in 2002 or 2001. In January 2004, our board of directors instituted an annual dividend for the Company and declared a cash dividend for 2004 in the aggregate amount of approximately $2.5 million. We paid this dividend in February 2004. Our board of directors will determine the amount of future dividends based on our future financial condition and results of operations.

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

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$54,949	$54,333	$79,059	$113,481	$61,465
Cost of sales	19,304	18,605	26,246	33,915	15,170

Gross profit	35,645	35,728	52,813	79,566	46,295

Operating expenses:
Research and development	16,087	16,741	17,753	16,634	10,260
Selling and marketing	16,964	16,768	20,329	22,694	15,215
General and administrative	9,814	11,446	13,692	9,981	3,933

Total operating expenses	42,865	44,955	51,774	49,309	29,408

Income (loss) from operations	(7,220)	(9,227)	1,039	30,257	16,887
Other income, net	875	895	2,482	2,100	348

Income (loss) before income taxes	(6,345)	(8,332)	3,521	32,357	17,235
Income tax expense (benefit)	(2,475)	(3,333)	704	11,972	6,291

Net income (loss)	$(3,870)	$(4,999)	$2,817	$20,385	$10,944

Dividends per share	$0.04	$—	$—	$—	$0.015

Earnings (loss) per share: (1)
Basic	$(0.08)	$(0.10)	$0.06	$0.43	$0.25

Diluted	$(0.08)	$(0.10)	$0.05	$0.41	$0.24

Shares used in computing earnings per share: (1)
Basic	49,750	49,854	50,195	47,374	44,667

Diluted	49,750	49,854	51,325	49,610	45,824

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$39,885	$36,440	$48,713	$56,298	$8,615
Working capital	54,691	52,771	64,862	81,967	16,360
Total assets	116,607	118,921	126,621	125,556	38,266
Notes payable, less current portion	1,095	1,177	1,065	1,047	638
Total stockholders’ equity	103,557	105,769	111,753	105,644	25,471

(1)	See Note 1 of the notes to consolidated financial statements for a detailed explanation of the determination of the number of shares used to compute basic and diluted earnings per share.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are forward-looking statements. Words such as “expects,” “anticipates,” “estimates,” “intends”, “plans”, “believes”, and similar words and expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below under “Risk Factors Affecting Future Operating Results.” The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW

We manufacture and market service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, and internet networks. Our products offer broad functionality, leading edge technology, and compact size to test broadband services; these include wireline access services (including DSL), fiber optics, cable broadband networks, and signaling networks. We design our products to maximize technicians’ effectiveness in the field and to provide realistic network simulations for equipment manufacturers to test their products. Our customers include incumbent local exchange carriers, cable companies, competitive local exchange carriers, and other service providers, network infrastructure suppliers, and installers throughout North America, Latin America, Europe, Africa, the Middle East, and the Asia/Pacific region.

For the past three years, many companies in the telecommunications industry throughout the world have been experiencing decreased profitability resulting from many factors. The most significant of these factors are overbuilding of certain portions of the telecommunications infrastructure during the late 1990s and increased overlap between the previously separate businesses of wireless, local telephone services, and cable TV service, which has lead to increased competition. We have been affected by this downturn, and after nine consecutive years of profitability, we were unprofitable during each of the years ended December 31, 2002 and 2003. However, through conservative financial management, we continued to generate positive cash flows from operating activities during those two years, and we ended the year 2003 with a strong cash position and very low debt levels. We compete in the challenging telecommunications equipment market by pursuing a strategy of offering products that address the needs of a diverse group of telecommunications service providers and by investing heavily in research and development to create high-quality products that address evolving telecommunications technologies in innovative ways. We also continuously work to minimize operating costs while executing this strategy.

We assess the overall performance of our business primarily through the use of financial metrics. Management considers several factors to be particularly important when assessing past business success and projecting future performance. The first such factor is our maintenance of high levels of working capital and low levels of debt. See “Liquidity and Capital Resources”. This first factor is enabled by the second factor: The generation of cash flows from our operating activities. Ultimately, our ability to consistently generate substantial positive cash flows is the primary indicator of our business’s success and is imperative for our business’s survival. See “Liquidity and Capital Resources”. The third factor is profitability. In general, profitability provides an indication of our ability to generate present and future cash flows from our operating activities. The key components of our profitability are net sales, cost of sales, and operating expenses. See the discussion directly below and “Comparison of Years Ended December 31, 2003 and 2002” and “Comparison of the Years Ended December 31, 2002 and 2001.”

Sources of Net Sales

We generate our cash flows primarily from selling telecommunications network testing equipment, and our future cash flows are largely dependent on our continuing ability to sell our products and collect cash from our customers for those sales. We consider investment in research and development and selling and marketing activities and the continued development of new products to be critical to our ability to generate strong sales volume in the future, and we continually seek to offer new products to meet our customer’s needs. Notably, in 2003 we introduced modules for our hand-held SunSet MTT product line, which tests a variety of types of network, and for our SunSet STT, which is primarily a fiber optics testing product, and the realWORX cable broadband testing product. During the three years ended December 31, 2003, our research and development efforts have not generated the sales volumes to which we had previously been accustomed.

We sell our products predominantly to large telecommunications service providers. These types of customers generally commit significant resources to the evaluation of our and our competitors’ products and require each vendor to expend substantial time, effort, and money educating them about the value of the proposed solutions before the customer agrees to purchase any amount of product. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twenty-four months. During the past three years, we have observed a significant decline in capital spending in the telecommunications industry, which may lengthen the sales cycle further. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements or requirements contracts. As a result, we commit resources to the development and production of products without having received advance or long-term purchase commitments from customers. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on purchase orders, which can be delayed or cancelled by our customers without penalty.

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of customers. One customer, SBC Communications Inc., comprised $7.2 million, or 13%, of our sales in 2003. No customers comprised more than 10% of our sales in 2002 and 2001. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers.

Our sales have been seasonal in nature and tied to the buying patterns of our customers. Prior to 2000, the largest volume of quarterly sales had usually been during the last calendar quarter of the year, as customers spent the unused portions of their annual budgets. In 2001 and 2000, there was a change in this fourth quarter seasonality as our customers had fewer remaining unused budget dollars available to generate an increase in the fourth quarter seasonal sales. In 2003 and 2002, however, we saw a return to the pre-2000 pattern, with increased sales in the fourth quarter. Market conditions in our industry are currently too uncertain for us to predict whether or not this pattern will continue. We expect that our quarterly operating results may fluctuate significantly and will be difficult to predict due to the length and unpredictable buying patterns of our customers, the degree to which our customers allocate and spend their yearly budgets, and the timing of our customers’ budget processes.

Currently, competition in the telecommunications equipment market is intense and is characterized by declining prices. Because of these market conditions and potential pricing pressures from large customers in the future, we expect that the average selling price for our products will decline over time. If we fail to reduce our production costs accordingly or fail to introduce higher margin new products, there will be a corresponding decline in our gross margin percentage. See “Risk Factors Affecting Future Operating Results—Competition” and “—Risks of the Telecommunications Industry.”

A substantial portion of our net sales have come from customers located outside of the United States, and we believe that future growth may depend on growth of our sales in international markets. These sales are primarily dollar denominated, which limits our financial exposure to currency exchange rate fluctuations. Currently, we maintain a manufacturing facility in Taipei, Taiwan; manufacturing, research, development, and sales facilities in Modena, Italy; manufacturing, research, development, and sales facilities in Anjou, Canada; and research and development facilities in Geneva, Switzerland and Mannheim, Germany. We also have a representative liaison office in Beijing, China, and sales offices in Tokyo, Japan; Seoul, Korea; Stuttgart, Germany; and Barbados.

We have a small amount of sales denominated in Euros and the Canadian dollar and have, in prior years used derivative financial instruments to hedge our foreign exchange risks. As of December 31, 2003, we had no derivative financial instruments. To date, foreign exchange exposure from sales has not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See “Risk Factors Affecting Future Operating Results—Risks of International Operations.”

Cost of Sales

Our cost of sales consists primarily of the following:

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

In 2003 and 2002, we recorded amortization of deferred stock-based compensation expense of $1.8 million and $1.9 million, respectively, related to the grant of pre-IPO options to purchase our common stock at exercise prices subsequently deemed to be below fair market value. Total compensation expense related to these options, which were granted in 1999 and the first quarter of 2000, is amortized on a straight-line basis, over the respective four-year vesting periods of the options, to the departments of the employees who received these below-market option grants. The 1999 options were fully amortized by the end of 2003. During 2003 and 2002, we allocated amortization of deferred stock-based compensation expense of $0.3 million to cost of sales, $0.7 million to research and development expense, $0.5 million and $0.6 million, respectively, to selling and marketing expense, and $0.4 million and $0.3 million, respectively, to general and administrative expense. At December 31, 2003, $0.3 million of deferred stock-based compensation expense remained to be amortized and will be amortized during 2004.

Also, during 2003 and 2002, we charged $3.3 million to general and administrative expense for amortization of intangible assets obtained in business acquisitions.

Acquisitions and Consolidation of Wireless Operations

On January 8, 2001, we acquired Avantron Technologies, Inc. (“Avantron”), a Canadian company that specializes in the design and manufacture of cable broadband spectrum analyzers and performance monitoring systems, for $11.9 million in cash, acquisition costs, and short-term notes payable. We accounted for this acquisition using the purchase method of accounting, and, accordingly, recorded goodwill and other intangible assets of $10.4 million, to be amortized on a straight-line basis over their original estimated useful lives of five years. At December 31, 2001, we had $5.2 million in unamortized goodwill remaining from the Avantron acquisition. In accordance with SFAS No. 142, we ceased amortizing this goodwill as of January 1, 2002. We review goodwill for impairment annually as required by SFAS No. 142.

On February 28, 2002, we acquired the CaLan Cable TV test business from Agilent Technologies for $7.2 million in cash and acquisition costs. We recorded acquired identifiable intangible assets of $3.5 million, to be amortized on a straight-line basis over their original estimated useful lives of two-and-a-half to five years, and goodwill of $2.6 million, which we review for impairment annually.

On June 19, 2002, we acquired the ADSL Tester business from Integrated Telecom Express, Inc. (“ITeX”) for $100,000 in cash. We recorded goodwill of $68,000, which we review for impairment annually.

On September 4, 2002, we acquired Luciol Instruments SA (“Luciol”), a Swiss corporation specializing in fiber optic measurement and instrumentation, for $1.2 million in cash and acquisition costs. We recorded acquired intangible assets of $0.1 million, to be amortized on a straight-line basis over their original estimated useful lives of five years, and goodwill of $1.3 million, which we review for impairment annually. Concurrent with this acquisition and as amended in February 2004, we entered into non-compete agreements with certain former owners of Luciol that will result in payments to the former owners totaling approximately $116,000 over four years, provided that they perform as stipulated under the agreements. We are amortizing the corresponding non-compete assets on a straight-line basis over their four-year estimated useful lives. We also entered into, and amended in February 2004, employment agreements with these same former owners that will result in bonus payments to the former owners totaling approximately $349,000 over four years, in addition to their regular salaries and subject to certain conditions, primarily related to their continued employment by us.

On February 28, 2003, we acquired substantially all of the assets of GIE GmbH (“GIE”), a German corporation located in Mannheim and specializing in wireless and RF measurement instrumentation, for $0.6 million in cash and acquisition costs. We recorded acquired intangible assets of $89,000, of which $37,000 was assigned to in-process research and development assets that were written off at the date of the acquisition. The remaining $52,000 of acquired intangible assets is developed technology. We did not record any goodwill on this acquisition. Concurrent with this acquisition, we entered into a non-compete agreement with certain former owners of GIE obligating us to make payments to the former owners totaling approximately $100,000 over four years, provided that they perform as stipulated under the agreements. We are amortizing the corresponding non-compete assets on a straight-line basis over their four-year estimated useful lives. We also entered into employment agreements with these same former owners obligating us to make bonus payments to the former owners totaling approximately $200,000 over four years, in addition to their regular salaries and subject to certain conditions, primarily related to their continued employment by us. As of August 2003, two of the three former owners of GIE were no longer employed by us. Based on this fact and other actions by the former owners that we believe breech the terms of their agreements with us, we might not be required to pay these former owners the bonus or non-compete payments specified under the acquisition-related agreements. As our wireless product development process proceeded, we determined that we would not make significant use in our wireless product designs of the developed technology that we capitalized at the time of the GIE acquisition, so we wrote off the remaining unamortized balance of $48,000 during the fourth quarter of 2003.

During the three month period ended September 30, 2003, we initiated a plan to move our wireless product research and development operations from Mannheim, Germany to our existing facility in Santa Rosa, California, and we modified this plan during March 2004 to move these operations to our corporate headquarters in San Jose, California. We expect that this consolidation will allow us to make the best use of our engineering talent and to closely control the wireless product development operations. We expect that the wireless operations in San Jose will be conducted by existing staff from the San Jose and Santa Rosa facilities, augmented by additional hires, as needed. Except for the research and development activities of one employee, which we expect will be completed in March 2004, all operating activities in our Mannheim location had ceased by December 31, 2003. As a result of closing the Mannheim office, we wrote off the book value of the remaining fixed assets and recorded a provision for the remaining future payments under the facility lease, both of which we included as charges against other income, net on our consolidated statement of operations. We have not identified any additional material future costs to be incurred as a result of closing the Mannheim facility. Additional costs, including lease termination costs and employee related costs, may become apparent during 2004 as a result of negotiating the termination of the Mannheim office lease and if terminated employees claim and are allowed additional, unanticipated severance benefits, but we do not expect that any such additional costs would be material to our financial position or results of operations.

We believe that acquisitions and joint ventures may be an important part of our growth and competitive strategy. See “Risk Factors Affecting Future Operating Results—Acquisitions.”

Subsequent Events

On January 9, 2004, we, with our subsidiary Luciol and a former owner of Luciol, settled an intellectual property dispute over certain technology for testing fiber optic communication networks. In the settlement, we agreed to pay $500,000 to certain other parties in order to settle all their claims to the intellectual property. Under the terms of our acquisition of Luciol, we are entitled to indemnification of this amount from the three former owners of Luciol, who are all now our employees. During January 2004, we agreed with these former owners to accept $300,000 as payment in full of the reimbursement to which we are entitled. In February 2004, we amended the terms of the employment agreements with these former owners of Luciol to reduce the bonus and non-compete payments to be paid to them by approximately $300,000 as the means to provide the reimbursement due to us. The remaining $200,000 of the settlement amount is covered by a provision for litigation in this same amount that was established by us at the time of the Luciol acquisition.

On January 28, 2004, our Board of Directors declared a $2.5 million dividend, to be paid on February 20, 2004 to stockholders of record as of February 10, 2004.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Years Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	35.1	34.2	33.2

Gross profit	64.9	65.8	66.8
Operating expenses:
Research and development	29.3	30.8	22.5
Selling and marketing	30.9	30.9	25.7
General and administrative	17.8	21.1	17.3

Total operating expenses	78.0	82.8	65.5

Income (loss) from operations	(13.1)	(17.0)	1.3
Other income, net	1.6	1.7	3.2

Income (loss) before income taxes	(11.5)	(15.3)	4.5
Income tax expense (benefit)	(4.5)	(6.1)	0.9

Net income (loss)	(7.0)%	(9.2)%	3.6%

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2002

Net Sales.    Net sales increased 1%, to $54.9 million in 2003 from $54.3 million in 2002. During 2003, sales of our wireline access products increased by $1.4 million or 6%, sales of our fiber optics products increased by $2.2 million or 20%, and sales of our signaling products increased by $0.5 million or 19% over sales in the prior year. These sales increases were generally due to increased demand for our products resulting from our continuing penetration of diverse geographic markets with product lines that we continue to enhance in terms of breadth, functionality, and performance. In particular, the introduction of a number of new modules for our MTT and STT platforms drove sales in our wireline and fiber optics product lines. Our overall sales increase was limited by a $3.5 million or 19% decrease in sales of our cable broadband products. This decrease resulted primarily from a decline in sales to our North American cable broadband customers, who restricted capital expenditures during 2003 after a period of significant expansion of their networks through 2002, and increasing competition in the hand-held installation and field testing part of the business.

During 2003, sales decreased $3.9 million or 10% in North America, increased $1.7 million or 27% in Europe/Africa/Middle East, and increased $2.8 million or 35% in Asia/Pacific compared to 2002. Sales were essentially unchanged in Latin America. The decrease in North American sales is primarily the result of decreased sales of cable broadband products. Our growth in Asia reflects the results of our ongoing development of distribution channels in these regions, and our growth in Europe is a rebound from a particularly weak year 2002. International sales, including North American sales in Canada, increased to $21.3 million, or 39% of net sales, in 2003, from $16.1 million, or 30% of net sales, in 2002.

Cost of Sales.    Cost of sales increased 4%, to $19.3 million in 2003 from $18.6 million in 2002. This increase is primarily due to the shift in sales from North America to the international market, where our margins are lower. Cost of sales represented 35% and 34% of net sales in 2003 and 2002, respectively. Although cost of sales was almost the same as a percentage of sales in 2003 and 2002, this percentage is susceptible to change from variations in our product mix, changes in the proportion of our sales going to international customers, and pricing pressures.

Research and Development.    Research and development expenses decreased 4%, to $16.1 million in 2003 from $16.7 million in 2002. This decrease is primarily due to reduced parts and prototype and design service costs. Research and development expenses represented 29% of net sales in 2003 and 31% of net sales in 2002. Research and development expenses tend to fluctuate from period to period, depending on requirements at the various stages of our product development cycles. Through our research and development activities, we are attempting to balance two conflicting strategic priorities. The first is to tightly control costs in response to sales volume that has significantly decreased over the last three years. The second is to continue to develop products that address customer needs in a rapidly changing and very competitive market. In any given time period, research and development expenses may increase in absolute dollars and/or as a percentage of sales as we continue to invest in product development and expand our product lines.

Selling and marketing.    Selling and marketing expenses increased 1%, to $17.0 million in 2003 from $16.8 million in 2002. Selling and marketing expenses represented 31% of net sales in 2003 and 2002. During 2002 and 2003, we reached a level of selling and marketing effort that allowed us to actively promote our products to potential customers, but that simultaneously recognized the cost constraints that we face during a period of economic difficulty in the telecommunications industry. However, in the future, selling and marketing expense may increase in absolute dollars and/or as a percentage of sales as we continue to develop our selling and marketing capabilities. In addition, the commission expenses included in selling and marketing can fluctuate both with changes in sales volume and with changes in the channels through which the sales flow. We use different distribution methods to supply our products to different geographical regions and different customers, and the commission rates we incur can vary among these channels.

General and Administrative.    General and administrative expenses decreased 14%, to $9.8 million in 2003 from $11.4 million in 2002. The main reason for this decrease was a reduction in bad debt expenses related to uncollectible accounts receivable. Since 2001, we have experienced a trend of decreasing uncollectible accounts receivable. We believe that the reason for this trend is that many of our customers with questionable financial resources have gone out of business or have reduced the scope of their operations as a result of the telecommunications downturn and that those customers that continue to buy from us are those with the most financial resources to pay for their purchases. General and administrative expenses represented 18% of net sales in 2003 and 21% of net sales in 2002. We try to carefully control our general and administrative expenses. However, general and administrative expenses may increase in absolute dollars if we experience growth in our business, expand our infrastructure, or pursue additional acquisitions. General and administrative expenses could increase as a percentage of sales if we experience increased costs related to our collection of receivables, if unforeseen legal matters arise, and if regulatory or public company compliance costs, including costs related to complying with the Sarbanes-Oxley Act of 2002 and its associated regulations, increase.

Other Income, Net.    Other income, net primarily represents interest earned on cash and investment balances and gains and losses on assets, liabilities, and transactions denominated in foreign currencies. Other income, net remained unchanged at $0.9 million in 2003 and 2002.

Income Tax Expense (Benefit).    Income tax expense (benefit) consists primarily of federal and state income taxes. We recorded an income tax benefit associated with our operating losses of $2.5 million in 2003 and $3.3 million in 2002. Our effective income tax rates were 39% in 2003 and 40% in 2002.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

Net Sales.    Net sales decreased 31%, to $54.3 million in 2002 from $79.1 million in 2001. During 2002, sales of our wireline access products decreased by $25.7 million or 53%, sales of our fiber optics products decreased by $4.0 million or 26%, and sales of our signaling products decreased by $1.8 million or 42% from sales in the prior year. These sales decreases were generally due to reductions in capital spending by our customers in the telecommunications industry. These sales decreases were partially offset by a $6.7 million or 59% increase in sales of our cable broadband products. Of the increase in cable broadband product sales, $3.6 million was attributable to the CaLan acquisition. The remaining $3.1 million increase was from our existing product lines, primarily the CM1000, and the increasing acceptance of these products within the cable broadband industry.

During 2002, sales decreased $13.6 million or 26% in North America, $5.0 million or 45% in Europe/Africa/Middle East, $3.7 million or 32% in Asia/Pacific, and $2.4 million or 65% in Latin America compared to 2001. The decrease in North American sales during 2002 was due to decreased sales of our wireline access, fiber optics, and signaling products. These decreases were partially offset by an increase in the sales of our cable broadband products. Of the growth in our North American cable broadband product sales, 45% of the increase in 2002 over 2001 relates to products from the CaLan business acquired during the first quarter of 2002. The decreases in our North American sales were primarily the result of decreased capital spending by our telecommunications customers. In addition, beginning largely in 2002, some DSL providers encouraged customer self-installation and reported that up to 90% of their customers perform self-installation successfully. The self-installation procedure reduces the need for technicians to test for DSL service, reducing the demand for our DSL wireline access products; under the self-installation model, our customers use our equipment primarily for troubleshooting and not for routine installations.

International sales, including North American sales in Canada, decreased to $16.1 million, or 30% of net sales, in 2002, from $29.7 million, or 38% of net sales, in 2001. The decrease in international sales is primarily due to decreased sales of our wireline access product lines and our fiber optics products.

Cost of Sales.    Cost of sales decreased 29%, to $18.6 million in 2002 from $26.2 million in 2001. This decrease is primarily due to the decrease in net sales volumes. Cost of sales represented 34% and 33% of net sales in 2002 and 2001, respectively.

Research and Development.    Research and development expenses decreased 6%, to $16.7 million in 2002 from $17.8 million in 2001. This decrease is primarily due to decreased payroll dedicated to research and development activities. Research and development expenses represented 31% of net sales in 2002 and 23% of net sales in 2001. The increase as a percentage of net sales is primarily due to product sales decreasing more rapidly than research and development expenditures, as we continued to invest in product development and expansion of our product lines.

Selling and marketing.    Selling and marketing expenses decreased 17%, to $16.8 million in 2002 from $20.3 million in 2001. This decrease is primarily due to reductions in advertising and printing expenses, headcount reductions among selling and marketing personnel, and reduced commission expenses. Commission expenses decreased primarily due to the decrease in our sales, particularly North American sales, on which we make the preponderance of our commission payments. Selling and marketing expenses represented 31% of net sales in 2002 and 26% of net sales in 2001. The increase as a percentage of net sales in 2002 is primarily due to product sales decreasing more rapidly than selling and marketing expenditures and our efforts to continue to develop markets for and sell our products.

General and Administrative.    General and administrative expenses decreased 17%, to $11.4 million in 2002 from $13.7 million in 2001. This decrease is primarily due to a $1.8 million decrease in amortization of purchased intangible assets resulting from the cessation of amortization of goodwill related to acquisitions beginning on January 1, 2002. The remaining $0.5 million of the decrease is primarily due to cost reduction measures. General and administrative expenses represented 21% of net sales in 2002 and 17% of net sales in 2001.

Other Income, Net.    Other income, net decreased to $0.9 million in 2002 from $2.5 million in 2001. This decrease resulted primarily from a decrease in interest income as our cash, cash equivalents, and investments in marketable securities balances declined and interest rates fell.

Income Tax Expense (Benefit).    We recorded an income tax benefit of $3.3 million in 2002 and income tax expense of $0.7 million in 2001. Our effective income tax rates were 40% in 2002 and 20% in 2001. Our effective tax rate was lower during 2001 than 2002 because during 2001 our research and development tax credit, foreign sales corporation (FSC) tax benefit, and tax exempt interest were larger in proportion to our statutory taxes than they were during 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Capital Resources

As of December 31, 2003 and 2002, we had working capital of $54.7 million and $52.8 million, respectively, and cash and cash equivalents of $39.9 million and $36.4 million, respectively. At December 31, 2002, we also had $1.0 million in investments in marketable securities that were classified as current assets on our balance sheet. These investments have matured, and as explained in the notes to our December 31, 2003 consolidated financial statements, our $2.1 million investment in marketable securities at December 31, 2003 consisted entirely of equity securities of Top Union Electronics Corp., a Taiwan R.O.C. Company. At December 31, 2002, these securities were reported at historical cost and classified with other assets on our balance sheet. During the quarter ended June 30, 2003, these securities became listed on the GreTai Securities Market, Taiwan’s over-the-counter exchange. As a result, we reclassified them to marketable securities and revalued them to their fair value, as required for available-for-sale securities. We do not consider this to be a liquid investment, and accordingly classify it as a non-current asset.

We have generated positive cash flows from our operating activities every year since 1992. We believe that current cash balances and future cash flows from operations will be sufficient to meet our anticipated cash needs for our operations, complete needed business projects, achieve our plans and objectives, meet financial commitments, meet working capital requirements, make capital expenditures, and fund other activities well beyond the next 12 months. However, a large acquisition of complementary businesses, products, or technologies, or material joint ventures could require us to obtain additional equity or debt financing. We cannot assure you that such additional financing would be available on acceptable terms, if at all. However, no such activities are anticipated at this time and our present levels of debt and other future commitments are small compared to our present cash balances, so we presently anticipate that our most significant cash requirements during at least the next 12 months will be for our normal research and development, selling and marketing, and production activities. Furthermore, we are unaware of any known material trends or uncertainties that may require us to make cash management decisions that will impair our short or long-term operating capabilities.

Sources and Uses of Cash

In general, we have financed our operations and capital expenditures primarily using cash flows generated by our operating activities. In addition, in July 2000 we received net proceeds of $51.6 million from an initial public offering of our common stock. We have since expended these proceeds, mainly to acquire complementary businesses and to construct our corporate headquarters in San Jose, California. We foresee relying on cash flows from our operating activities and existing cash resources to fund our business activities during at least the next 12 months, and we do not expect to rely on any significant financing activities during that time.

Cash provided by operating activities was $5.8 million in 2003, $0.7 million in 2002, and $19.8 million in 2001. Operating cash flows increased during 2003 compared to 2002 primarily due to changes in non-cash items affecting our net income year over year and changes in certain of our current assets and liabilities, including a lower employment retention bonus payment to the vice president and general manager of our cable broadband operation and the collection during 2003 of income taxes receivable. These items were partially offset by a reduction in deferred revenue. Operating cash flows decreased during 2002 compared to 2001 primarily because of our net loss in 2002. Furthermore, although we continued to have net reductions in inventory purchases during 2002, the amount of these net reductions was significantly less than during 2001, and our cash generated from collecting accounts receivable decreased during 2002 compared to 2001. The factors decreasing operating cash flow during 2002 were partially offset by a reduction in payments on our accounts payable and accrued expenses. In general, our ability to continue to generate positive cash flows from operations will depend on our ability to generate and collect the cash from future sales, while maintaining a cost structure lower than those sales amounts. Therefore, sales volume is by far the most significant uncertainty in our ability to generate cash flow from operations. We believe that our business strategies will allow us to generate future sales that, combined with our existing cash and cash equivalents, will be sufficient to fund our business well beyond the next 12 months.

Cash used in investing activities was $1.0 million in 2003, $9.7 million in 2002, and $27.8 million in 2001. The $8.7 million decrease in net cash used in investing activities during 2003 from 2002 is primarily due to a decrease in business acquisition related expenditures and due to a non-recurring event, a loan made to our Chief Executive Officer in 2002 and repaid in 2003. Offsetting these reductions was a decrease in proceeds from the sale of marketable securities. The $18.1 million decrease in net cash used in investing activities during 2002 from 2001 is primarily due to decreased amounts paid for business acquisitions and decreased capital expenditures. Capital expenditures during 2001 included $8.8 million for land and $5.6 million for construction of our facility in San Jose, California, and we also reduced our expenditures on equipment and other capital assets during 2002. Offsetting those reductions in cash flows used in investing activities was the loan made to our Chief Executive Officer in early 2002. As of December 31, 2003, we had no plans for large capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash used in financing activities was $1.7 million in 2003 and $3.7 million in 2002. Cash provided by financing activities was $0.6 million in 2001. The decrease in cash used in financing activities during 2003 from 2002 is primarily due to the completion of a stock repurchase program during 2002. This decrease was partially offset by a $2.0 million dividend paid to our stockholders during 2003, while no dividend was paid during 2002. In January 2004, our Board of Directors announced plans to institute annual dividend payments, with the year 2004 dividend being $2.5 million. This dividend was paid to stockholders in February 2004. The increase in net cash used in financing activities during 2002 from 2001 is primarily due to increased repurchases of our common stock and a reduction in proceeds from common stock issued under our Employee Stock Purchase Plan. During 2002, we completed the repurchases of our stock under a plan approved by the Board of Directors in 2001. Under this plan, a total of 1.7 million shares have been repurchased since 2001 for total cash expended of $5.1 million.

Our outstanding debt at December 31, 2003 consisted primarily of a $1.0 million loan from the Italian government for research and development use that is payable over a period of eight years through semi-annual payments starting in the second half of 2003 and ending in 2011 and nine notes payable related to acquisitions totaling $0.4 million that are being paid in quarterly installments ending in 2006. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook or an inability to achieve such changes which would have any significant impact on our operations. We are not subject to any debt covenants that we believe might have a material impact on our business.

Debt Instruments, Guarantees, and Related Covenants

We have low levels of debt, and our operating, financing, and investing activities are not subject to any significant constraints related to outstanding debt, guarantees, or other contingent obligations. We are not, and during at least the next 12 months are not reasonably likely to be, in breach of debt covenants. We are not subject to any significant debt covenants that may limit our ability to borrow additional funds or issue equity securities.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates, assumptions, and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable. Although these estimates are based on our present best knowledge of the future impact on the Company of current events and actions, actual results may differ from these estimates, assumptions, and judgments.

We consider “critical” those accounting policies that require our most subjective or complex judgments, which often result from a need to make estimates about the effect of matters that are inherently uncertain, and that are among the most important of our accounting policies to the portrayal of our financial condition and results of operations. These critical accounting policies are the determination of our allowance for doubtful accounts receivable, valuation of excess and obsolete inventory, valuation of goodwill and other intangible assets, accounting for the liability for product warranties, deferred income tax assets and liabilities, and revenue recognition.

Allowance for Doubtful Accounts Receivable

We determine our allowance for doubtful accounts receivable by making our best estimate considering our historical accounts receivable collection experience and the information that we have about the current status of our accounts receivable balances. If future conditions cause our collection experience to change or if we later obtain different information about the status of any or all of our accounts receivable, additional allowances for doubtful accounts receivable may be required. We charge provisions for doubtful accounts receivable to general and administrative expenses on our statement of operations.

Valuation of Excess and Obsolete Inventory

We determine the valuation of excess and obsolete inventory by making our best estimate considering the current quantities of inventory on hand and our forecast of the need for this inventory to support future sales of our products. We often have limited information on which to base our forecasts, and if future sales differ from these forecasts, the valuation of excess and obsolete inventory may change. We charge provisions for excess and obsolete inventory to cost of sales on our statement of operations.

Valuation of Goodwill and Other Intangible Assets

We evaluate the valuation of goodwill in the manner prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As required by SFAS No. 142, we test goodwill for impairment annually, during our fourth fiscal quarter. We would also test goodwill for impairment if certain events or changes in circumstances stipulated by SFAS No. 142 were to occur. SFAS No. 142 prescribes a two-step process for the impairment testing of goodwill. The first screens for impairment by comparing the fair value of our reporting unit, which we consider to be the market capitalization of our entire telecommunications testing equipment business, to its carrying value. If the carrying value were to exceed the fair value, the second phase of the process would occur. In the second phase, we would recognize an impairment for the excess of the carrying value, if any, of our goodwill over its implied fair value. The implied fair value of our goodwill is the excess of our reporting unit’s total fair value over the combined net fair values of its individual assets and liabilities. Based on the annual test for impairment performed during our fourth fiscal quarter, goodwill was determined not to be impaired, and no subsequent indicators of impairment have been noted.

We evaluate the valuation of intangible assets other than goodwill in the manner prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As required by that standard, we monitor events and changes in circumstances that could indicate that the carrying amount of an intangible asset may not be recoverable. These events and circumstances include a significant change in how we use the asset, significant changes in legal factors or the business climate that could affect the asset’s value, and current period operating or cash flow losses combined with a history of such losses or a forecast of continuing losses associated with the use of the asset. If such an event or change in circumstances were to occur, we would assess the recoverability of the intangible asset by determining whether its carrying value would be recovered through undiscounted expected future cash flows. If the carrying value of the asset were to exceed the undiscounted expected future cash flows, we would recognize an impairment for the excess of the carrying value over the asset’s fair value.

Product Warranties

We offer a three-year warranty covering parts and labor on our wireline access products and fiber optic products sold in the United States, and generally offer a one-year warranty covering parts and labor for our products sold in all other countries, with the option to purchase a two-year extended warranty. Our cable broadband and signaling products are covered by a one-year warranty. We are also subject to laws and regulations in the various countries in which we sell regarding vendor obligations to ensure product performance. At the time we recognize revenue from a product’s sale, we determine the reserve for the future cost of meeting our obligations under the standard warranties and product performance laws and regulations by considering our historical experience with the costs of meeting such obligations. If the future costs of meeting these obligations differ from our historical experience, additional reserves for warranty obligations may be required. We charge provisions for future warranty costs to cost of sales on our statement of operations.

Deferred Income Tax Assets and Liabilities

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the future tax consequences attributable to operating loss and tax credit carryforwards. In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The ultimate realization of certain deferred tax assets is dependent upon the generation of future taxable income during the periods in which the related temporary differences become deductible. If we obtain information that causes our forecast of future taxable income to change or if taxable income differs from our forecast, we may have to revise the carrying value of our deferred tax assets, which would affect our net income in the period in which the change occurs. The ultimate realization of certain other deferred tax assets is dependent on our ability to carry forward or back operating losses and tax credits. If changes in the tax laws occur that inhibit our ability to carry forward or back operating losses or tax credits, we will recognize the effect on our deferred tax assets in the results of operations of the period that includes the enactment date of the change. Furthermore, we measure our deferred tax assets and liabilities using the enacted tax laws expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. If tax laws change, we will recognize the effect on our deferred tax assets and liabilities in the results of operations of the period that includes the enactment date of the change.

Revenue Recognition

We recognize revenue from a customer order when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

For product sales, we consider delivery to have occurred when title and risk of loss have been transferred to the customer, which is usually at the time that the product has been picked up by a common carrier. For services, we consider delivery to have occurred once the service has been provided. We use objective evidence of fair value to allocate revenue to elements in multiple element arrangements and recognize revenue when the criteria for revenue recognition have been met for each element. In the absence of objective evidence of fair value of a delivered element, we allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. The price charged when an element is sold separately generally determines fair value.

When the arrangement with the customer includes future obligations or obtaining customer acceptance, we recognize revenue when those obligations have been met or customer acceptance has been received. We defer revenue from services and support provided under our warranty programs and recognizes it on a straight-line basis over the warranty period. Deferred revenue represents amounts received from customers in advance of services and support to be provided and amounts received prior to customer acceptance. Provisions are recorded at the time of sale for estimated product returns, standard warranty obligations, and customer support.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2003, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

CONTRACTUAL OBLIGATIONS

The following table summarizes, as of December 31, 2003, the timing of future cash payments due under certain contractual obligations (in thousands):

	Payments Due In
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Borrowings and notes payable	$1,477	$382	$593	$260	$242
Capital lease obligations	—	—	—	—	—
Operating lease obligations	1,548	901	647	—	—
Purchase obligations	—	—	—	—	—

Total	$3,025	$1,283	$1,240	$260	$242

RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

Quarterly Fluctuations—Because our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future, our stock price may be volatile.

In the past, we have experienced significant fluctuations in our quarterly results due to a number of factors. In the future, our quarterly operating results may fluctuate significantly and may be difficult to predict given the nature of our business. Many factors could cause our operating results to fluctuate from quarter to quarter, including the following:

•	the size and timing of orders from our customers, which may be exacerbated by the increased length and unpredictability of our customers’ buying patterns, and limitations on our ability to ship these orders on a timely basis;

•	the degree to which our customers have allocated and spent their yearly budgets;

•	the uneven pace of technological innovation, the development of products responding to these technological innovations by us and our competitors, and customer acceptance of these products and innovations;

•	the varied degree of price, product, and technology competition, and our customers’ and competitors’ responses to these changes;

•	the relative percentages of our products sold domestically and internationally;

•	the mix of the products we sell and the varied margins associated with these products;

•	the timing of our customers’ budget processes; and

•	economic downturns reducing demand for telecommunication and cable equipment and services.

The factors listed above may affect our business and stock price in several ways. Given our high fixed costs from overhead, research and development, and advertising and marketing, and other activities necessary to run our business, if our net sales are below our expectations in any quarter, we may not be able to adjust spending accordingly. For example, during 2002 our net sales declined 31% from 2001, but our operating expenses only declined 13%, mainly because of the relatively high fixed costs in our operations. Our stock price may decline and may be volatile if our future sales and operating costs continue to reflect historical volatility patterns. Furthermore, the above factors, taken together may make it more difficult for us to issue additional equity in the future or raise debt financing to fund future acquisitions and accelerate growth.

Generally Declining Sales—Our sales have generally decreased over the last three years and we are experiencing increased difficulty predicting future operating results.

Although, due to unfavorable economic and market conditions over the past three years, our sales over the last three-year period have generally declined or been flat, we have shown sequential quarter and year-over-year increases in the last two quarters of 2003. Nonetheless, we believe that it may be too early to predict an upward trend in sales. As a result, we are unable to predict future sales accurately, and we are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include the following:

•	uncertainty regarding the capital spending plans of the major telecommunications and cable carriers upon whom we depend for sales;

•	the telecommunications and cable carriers’ current limited access to capital required for expansion;

•	more limited near-term sales visibility; and

•	general market and economic uncertainty.

Based on these and other factors, many of our major customers have reduced, modified, cancelled, or rescheduled orders for our products and have expressed uncertainty as to their future requirements.

Economic Downturn—Our operating results and financial condition could continue to be harmed if the telecommunications and cable broadband industries remain over supplied.

The current economic downturn has resulted in reduced purchasing and capital spending in the telecommunications and cable broadband industries, which have been in a downward cycle characterized by diminished product demand, excess manufacturing capacity, and the increasing erosion of average selling prices. The downturn has adversely affected the businesses and cash flows of many of our customers and has even caused some of them to file for bankruptcy. We are uncertain how long the current downturn will last. Continuation of the downturn or any further decline in our customers’ markets or in general economic conditions would likely result in a further reduction in demand for our products and services and also would further limit our customers’ ability to pay for the products that they buy from us. All of these circumstances could harm our consolidated financial position, results of operations, cash flows, and stock price and could hinder our ability to reach our goals of restoring long-term profitability and growth.

Long-term Impact of Cost Controls—The actions we have taken and may take in response to the recent slowdown in demand for our products and services could have long-term adverse effects on our business.

Over the past three years, our business generally has experienced lower revenues due to decreased or cancelled customer orders. To scale back our operations and to reduce our expenses in response to this decreased demand for our products and services and lower revenue, we have reduced portions of our workforce, restricted hiring, reduced some employees’ salaries, restricted pay increases, and reduced discretionary spending.

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

Dependence on Wireline Access Products—A significant portion of our sales have been from our wireline access products, which makes our future sales and overall business vulnerable to product obsolescence and technological change.

Sales of our DSL and other wireline access products represented approximately 44% of our net sales during 2003 and 42% during 2002. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may at any time adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

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

In addition, the telecommunications industry has been experiencing consolidation among its primary participants, such as incumbent local exchange carriers and competitive local exchange carriers, several of whom are our primary customers. For example, in recent years, GTE and Bell Atlantic, both of which were customers of ours, merged to create Verizon Communications Inc. Continued consolidation may cause delay or cancellation of orders for our products. The consolidation of our customers will likely provide them with greater negotiating leverage with us and may lead them to pressure us to lower the prices of our products.

Cable Broadband Industry Health—Many of the major companies in the cable broadband industry have debt and profitability problems, which are expected to negatively impact our cable equipment sales.

The cable broadband industry has taken on significant debt as companies aggressively consolidated and built up impressive new digital networks to allow them to provide better picture quality, internet access, and voice telephony. Profits have declined during the last few years within the industry, however. As a result, many cable companies may reduce their capital expenditures and/or hiring, both of which could adversely impact our cable business more than we now expect. During 2003, we saw evidence of such a slowdown, as our sales of cable broadband products decreased 19% or $3.5 million from 2002 levels.

Customer Concentration—A limited number of customers account for a high percentage of our net sales, and any adverse factor affecting these customers or our relationship with these customers could cause our net sales to decrease.

Our customer base is concentrated, and a relatively small number of companies have accounted for a large percentage of our net sales. Net sales from our top five customers represented approximately 36% of total net sales in 2003 and 31% in 2002. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period.

The loss of a major customer or the reduction, delay, or cancellation of orders from one or more of our significant customers could cause our net sales and, therefore, profits to decline. In addition, many of our customers are able to exert substantial negotiating leverage over us. As a result, they may cause us to lower our prices to them, and they may successfully negotiate other terms and provisions that may negatively affect our business and profits.

Goodwill Valuation—Our financial results could be materially and adversely affected if it is determined that the book value of goodwill is higher than fair value.

Our balance sheet at December 31, 2003 includes an amount designated as “goodwill” that represents approximately 11% of assets and 12% of stockholders’ equity. Goodwill arises when an acquirer pays more for a business than the fair value of the acquired tangible and separately measurable intangible net assets. Under accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets, beginning in January 2002, the amortization of goodwill has been replaced with an “impairment test,” which requires that we compare the fair value of goodwill to its book value at least annually, and more frequently if circumstances indicate a possible impairment.

Our impairment test is based on a market capitalization analysis. Accordingly, if our market capitalization were to diminish significantly, the book value of goodwill could be higher than the fair value, and we would need to record a non-cash impairment charge for the difference, which could materially and adversely affect our net income or loss.

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

Furthermore, our expenditures devoted to research and development may be considered high for our level of sales. If these efforts do not result in the development of products that generate strong sales for us or if we do not continue to reduce these expenditures, our profit levels will not return to their desired levels. If we reduce this spending, we may not be able to develop needed new products, which could negatively impact our sources of new revenues.

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

Other sources of delays that lead to long sales cycles, or even a sales loss, include current and potential customers’ internal budgeting procedures, internal approval and contracting procedures, procurement practices, and testing and acceptance processes. Recently, our customers’ budgeting procedures have lengthened. The sales cycle for larger deployments now typically ranges from six to twenty-four months. The deferral or loss of one or more significant sales could significantly affect our operating results, especially if there are significant selling and marketing expenses associated with the deferred or lost sales.

Managing Growth and Slowdowns—We may have difficulty managing expansions and contractions in our operations, which could reduce our chances of maintaining or restoring our profitability.

We experienced rapid growth in revenues and in our business during 1999 and 2000 followed by significant slowdowns in 2001, 2002, and 2003 that have placed, and may continue to place, a significant strain on our management and operations. For example, our revenues increased to $113.5 million in 2000 from $61.5 million in 1999. Then revenues fell to $79.1 million in 2001 and to $54.3 million in 2002, and then increased slightly to $54.9 million in 2003. As a result of our historical growth and potential future growth or slowdowns, we face several risks, including the following:

•	the need to improve our operational, financial, management, informational, and control systems;

•	the need to hire, train, and retain highly skilled personnel; and

•	the challenge to manage expense reductions without impacting development strategies or our long-term goals.

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

The following table sets forth our principal competitors in each of our product categories.

Product Category	Principal Competitors
Wireline Access	3M Dynatel; Acterna Corporation; Agilent Technologies, Inc.; Consultronics; Fluke Corporation; Trend Communications
Fiber Optics	Acterna Corporation; Agilent Technologies, Inc.; Digital Lightwave, Inc.; Exfo Electro-Optical Engineering Inc.; NetTest; Trend Communications
Cable TV	Acterna Corporation; Agilent Technologies, Inc.; Trilithic, Inc.
Signaling	Agilent Technologies, Inc.; Inet Technologies, Inc.; NetTest

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

Our success depends to a significant extent upon the continued service and performance of a relatively small number of key senior management, technical, sales, and marketing personnel. In particular, the loss of either of two of our founders, Paul Ker-Chin Chang or Paul A. Marshall, would likely harm our business. Neither of these individuals is bound by an employment agreement with us, and we do not carry key man life insurance. If any of our senior managers were to leave Sunrise, we would need to devote substantial resources and management attention to replace them. As a result, management attention may be diverted from managing our business, and we may need to pay higher compensation to replace these employees.

Dependence on Sole and Single Source Suppliers—Because we depend on a limited number of suppliers and some sole and single source suppliers that are not bound by long-term contracts, our future supply of parts is uncertain.

We purchase many key parts, such as microprocessors, field programmable gate arrays, bus interface chips, optical components, and oscillators, from single source or sole suppliers, and we license certain software from third parties. We rely exclusively on third-party subcontractors to manufacture some sub-assemblies, and we have retained, from time to time, third party design services in the development of our products. We do not have long-term supply agreements with these vendors. In general, we make advance purchases of some products and components to help to ensure an adequate supply. In the past, we have experienced supply problems as a result of financial or operating difficulties of our suppliers, shortages, and discontinuations resulting from component obsolescence or other shortages or allocations by suppliers. Our reliance on these third parties involves a number of risks, including the following:

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

Sales to customers located outside of the United States represented 39% of our net sales in 2003, 30% in 2002, and 38% in 2001, and we expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including the following:

•	potentially higher operating expenses, resulting from the establishment of international offices, the hiring of additional and local personnel, and the localization and marketing of products for particular countries’ technologies;

•	the need to establish relationships with government-owned or subsidized telecommunications providers and with additional distributors;

•	fluctuations in foreign currency exchange rates and the risks of using hedging strategies to minimize our exposure to these fluctuations;

•	potentially adverse tax consequences related to acquisitions and operations, including the ability to claim goodwill deductions and a foreign tax credit against U.S. federal income taxes; and

•	possible disruptions to our customers, sales channels, sources of supply, or production facilities due to wars, terrorist acts, acts of protest or civil disobedience, or other conflicts between or within various nations and due to variations in crime rates and the rule of law between nations.

We cannot ensure that one or more of these factors will not materially and adversely affect our ability to expand into international markets or our revenues and profits.

In addition, the Asia/Pacific and Latin America regions have experienced instability in many of their economies and significant devaluations in local currencies. 22% of our sales in 2003, 17% of our sales in 2002, and 19% of our sales in 2001 were from customers located in these regions. These instabilities may continue or worsen, which could have a materially adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

Operations in Taiwan—We rely on our subsidiary in Taiwan to manufacture a substantial portion of our products, and our reputation and results of operations could be adversely affected if this subsidiary does not perform as we expect.

We produce a substantial portion of our products at our subsidiary in Taiwan and plan to concentrate more of our production there in the future. We depend on our subsidiary to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. If we fail to manage our subsidiary so that it produces quality products on time and in sufficient quantities, our reputation and results of operations could suffer. In additions, we rely on our Taiwan subsidiary to place orders with suppliers for the components they need to manufacture our products. If they fail to place timely and sufficient orders with their suppliers, our results of operations could suffer.

The cost, quality, and availability of our Taiwan operation is essential to the successful production and sale of our products. Our increasing reliance on this foreign subsidiary for manufacturing exposes us to risks that are not under our immediate control and which could negatively impact our results of operations. For example, a recurrence of the Severe Acute Respiratory Syndrome (SARS) outbreak that occurred in Asia last year could result in quarantines or closure of our manufacturing operation or its suppliers. In addition, transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas, or other import or export controls, changes in governmental policies and regulations, and natural disasters could also adversely impact our Taiwan operation and negatively impact our results of operations. See “Risk Factors Affecting Future Operating Results—Dependence on Sole and Single Source Suppliers and—Risks of International Operations” for a discussion of risks associated with concentrating production activities at one facility that is outside the United States.

Concentration of Control—Our executive officers and directors retain significant control over us, which allows them to decide the outcome of matters submitted to stockholders for approval. This influence may not be beneficial to all stockholders.

As of December 31, 2003, Paul Ker-Chin Chang, Paul A. Marshall, and Robert C. Pfeiffer beneficially owned approximately 26%, 24%, and 13%, respectively, of our outstanding shares of common stock. Consequently, these three individuals, control approximately 63% of our outstanding shares of common stock and to the extent they act together would be able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of stockholders. In addition, Mr. Chang, Mr. Marshall, and Mr. Pfeiffer constitute three of the six members of the board of directors and have significant influence in directing the actions taken by the board. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of our company may also have the effect of delaying or preventing a change in control of our company that other stockholders may consider desirable.

Potential Product Liability—Our products are complex, and our failure to detect errors and defects may subject us to costly repairs and product returns under warranty and product liability litigation.

Our products are complex and may contain undetected defects or errors when first introduced or as enhancements are released. These errors may occur despite our testing and may not be discovered until after a product has been shipped and used by our customers. Many of the products that we ship contain imperfections that we consider to be insignificant at the time of shipment. We may misjudge the seriousness of a product imperfection and allow it to be shipped to our customers. These risks are compounded by the fact that we offer many products with multiple hardware and software modifications, which makes it more difficult to ensure high standards of quality control in our manufacturing process. The existence of these errors or defects could result in costly repairs and/or returns of products under warranty and, more generally, in delayed market acceptance of the product or damage to our reputation and business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We sell our products in North America, Asia, Latin America, Africa, the Middle East, and Europe and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a small amount of sales denominated in Euros and the Canadian dollar, which are also affected by changes in currency exchange rates. To hedge these risks, we have at certain times used derivative financial instruments. However, as of December 31, 2003, we had no derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations so far.

We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not held derivative financial instruments in our investment portfolio. We invest our excess cash in depository accounts with financial institutions, in debt instruments of United States governmental agencies, and in debt instruments of high-quality corporate issuers, and, by policy, we limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market, and reinvestment risk through portfolio diversification and review of the financial stability of the institutions with which we deposit funds and from whom we purchase debt instruments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors and Stockholders

Sunrise Telecom Incorporated

We have audited the accompanying consolidated balance sheets of Sunrise Telecom Incorporated and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Telecom Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

KPMG LLP

Mountain View, California

January 28, 2004

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$39,885	$36,440
Marketable securities	—	1,023
Accounts receivable, net of allowance of $1,380 and $1,389, respectively	13,112	13,019
Inventories	7,286	8,143
Prepaid expenses and other assets	577	708
Income taxes receivable	—	348
Deferred tax asset	5,604	4,746

Total current assets	66,464	64,427
Property and equipment, net	26,929	28,126
Restricted cash	106	106
Marketable securities	2,133	—
Goodwill	12,815	12,656
Intangible assets, net	5,869	8,754
Deferred tax assets	1,660	2,331
Loan to related party	—	1,051
Other assets	631	1,470

Total assets	$116,607	$118,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$382	$410
Accounts payable	1,729	1,869
Other accrued expenses	8,979	8,296
Income taxes payable	23	—
Deferred revenue	660	1,081

Total current liabilities	11,773	11,656
Notes payable, less current portion	1,095	1,177
Deferred revenue	178	314
Other liabilities	4	5

Total liabilities	13,050	13,152

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 authorized shares; none issued and outstanding	—	—
Common stock, $0.001 par value per share; 175, 000,000 shares authorized; 51,827,926 and 51,233,309 shares issued as of December 31,2003 and 2002, respectively; 50,076,047 and 49,477,609 shares outstanding as of December 31, 2003 and 2002, respectively	50	49
Additional paid-in capital	69,099	68,462
Deferred stock-based compensation	(267)	(2,124)
Retained earnings	33,294	39,158
Accumulated other comprehensive income	1,381	224

Total stockholders’ equity	103,557	105,769

Total liabilities and stockholders’ equity	$116,607	$118,921

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Net sales	$54,949	$54,333	$79,059
Cost of sales	19,304	18,605	26,246

Gross profit	35,645	35,728	52,813

Operating expenses:
Research and development	16,087	16,741	17,753
Selling and marketing	16,964	16,768	20,329
General and administrative	9,814	11,446	13,692

Total operating expenses	42,865	44,955	51,774

Income (loss) from operations	(7,220)	(9,227)	1,039
Other income, net	875	895	2,482

Income (loss) before income taxes	(6,345)	(8,332)	3,521
Income tax expense (benefit)	(2,475)	(3,333)	704

Net income (loss)	$(3,870)	$(4,999)	$2,817

Earnings (loss) per share:
Basic	$(0.08)	$(0.10)	$0.06

Diluted	$(0.08)	$(0.10)	$0.05

Shares used in computing earnings per share:
Basic	49,750	49,854	50,195

Diluted	49,750	49,854	51,325

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss)

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2000	49,941	$50	$68,317	$(6,611)	$43,961	$(73)	$105,644
Exercise of common stock options	446	—	398	—	—	—	398
Common stock issued under Employee Stock Purchase Plan	264	—	1,273	—	—	—	1,273
Repurchase of common stock	(226)	—	(319)	—	(534)	—	(853)
Deferred stock-based compensation	—	—	(182)	182	—	—	—
Amortization of deferred stock-based compensation	—	—	—	2,125	—	—	2,125
Tax benefit from stock option plans	—	—	456	—	—	—	456
Change in unrealized gain on available-for-sale investments, net	—	—	—	—	—	19	19	$19
Cumulative translation adjustment	—	—	—	—	—	(126)	(126)	(126)
Net income	—	—	—	—	2,817	—	2,817	2,817

Comprehensive income								$2,710

Balances, December 31, 2001	50,425	50	69,943	(4,304)	46,244	(180)	111,753

Exercise of common stock options	268	—	166	—	—	—	166
Common stock issued under Employee Stock Purchase Plan	315	—	727	—	—	—	727
Repurchase of common stock	(1,530)	(1)	(2,118)	—	(2,087)	—	(4,206)
Deferred stock-based compensation	—	—	(319)	319	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,861	—	—	1,861
Tax benefit from stock option plans	—	—	63	—	—	—	63
Change in unrealized gain on available-for-sale investments, net	—	—	—	—	—	(17)	(17)	$(17)
Cumulative translation adjustment	—	—	—	—	—	421	421	421
Net loss	—	—	—	—	(4,999)	—	(4,999)	(4,999)

Comprehensive loss								$(4,595)

Balances, December 31, 2002	49,478	49	68,462	(2,124)	39,158	224	105,769

Exercise of common stock options	374	1	278	—	—	—	279
Common stock issued under Employee Stock Purchase Plan	224	—	437	—	—	—	437
Deferred stock-based compensation	—	—	(57)	57	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,800	—	—	1,800
Reduction in tax benefit from stock option plans	—	—	(21)	—	—	—	(21)
Cash dividend of $0.04 per share	—	—	—	—	(1,994)	—	(1,994)
Change in unrealized gain on available-for-sale investments, net	—	—	—	—	—	701	701	$701
Cumulative translation adjustment	—	—	—	—	—	456	456	456
Net loss	—	—	—	—	(3,870)	—	(3,870)	(3,870)

Comprehensive loss								$(2,713)

Balances, December 31, 2003	50,076	$50	$69,099	$(267)	$33,294	$1,381	$103,557

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(3,870)	$(4,999)	$2,817
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,853	7,164	8,427
Amortization of deferred stock-based compensation	1,800	1,861	2,125
Provision for losses on accounts receivable	117	1,411	844
Loss on disposal of property and equipment	414	309	199
Purchased in-process research and development	37	—	—
Deferred income taxes	(568)	(2,458)	368
Changes in operating assets and liabilities (net of acquisition balances):
Accounts receivable	(51)	(386)	4,341
Inventories	(8)	439	5,695
Prepaid expenses and other assets	(147)	(110)	156
Accounts payable and accrued expenses	433	(1,864)	(4,580)
Income taxes receivable and payable	350	(1,286)	(635)
Deferred revenue	(557)	626	(6)

Net cash provided by operating activities	5,803	707	19,751

Cash flows from investing activities:
Purchase of long-term investment	—	(4)	—
Purchases of marketable securities	—	(3,311)	(19,628)
Sales of marketable securities	1,036	5,742	22,475
Capital expenditures	(2,517)	(2,514)	(19,375)
Acquisitions of businesses, net of cash acquired	(554)	(8,552)	(11,274)
Loan to related party	—	(1,050)	—
Repayment of loan to related party	1,050	—	—

Net cash used in investing activities	(985)	(9,689)	(27,802)

Cash flows from financing activities:
Increase in restricted cash	—	(106)	—
Payments on short-term borrowings	—	(49)	(177)
Proceeds from notes payable	41	273	577
Payments on notes payable	(440)	(517)	(626)
Repurchase of common stock	—	(4,206)	(853)
Dividends paid	(1,994)	—	—
Net proceeds from issuance of common stock	437	727	1,273
Proceeds from exercise of stock options	279	166	398

Net cash provided by (used in) financing activities	(1,677)	(3,712)	592

Effect of exchange rate changes on cash and cash equivalents	304	421	(126)

Net increase (decrease) in cash and cash equivalents	3,445	(12,273)	(7,585)
Cash and cash equivalents, beginning of year	36,440	48,713	56,298

Cash and cash equivalents, end of year	$39,885	$36,440	$48,713

Supplemental disclosure of cash flow information:
Cash paid for interest	$27	$24	$44

Cash paid for income taxes	$210	$642	$808

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Business and Significant Accounting Policies

(a)    Business

Sunrise Telecom Incorporated and subsidiaries (the “Company”) was incorporated as Sunrise Telecom, Inc. in California in October 1991. In July 2000, the Company reincorporated in Delaware and changed its name to Sunrise Telecom Incorporated. The Company manufactures and markets service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, and internet networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. The Company has wholly-owned subsidiaries in Norcross, Georgia; Taipei, Taiwan; Modena, Italy; Tokyo, Japan; Seoul, Korea; Anjou, Canada; Geneva, Switzerland; Stuttgart, Germany; and Mannheim, Germany. It also has a representative liaison office in Beijing, China and a foreign sales corporation in Barbados.

(b)    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

(c)    Revenue Recognition

The Company recognizes revenue from a customer order when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. For product sales, the Company considers delivery to have occurred when title and risk of loss have been transferred to the customer, which is usually at the time that the product has been picked up by a common carrier. For services, the Company considers delivery to have occurred once the service has been provided. The Company uses objective evidence of fair value to allocate revenue to elements in multiple element arrangements and recognize revenue when the criteria for revenue recognition have been met for each element. In the absence of objective evidence of fair value of a delivered element, the Company allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. The price charged when an element is sold separately generally determines fair value.

When the arrangement with the customer includes future obligations or obtaining customer acceptance, the Company recognizes revenue when those obligations have been met or customer acceptance has been received. The Company defers revenue from services and support provided under its warranty programs and recognizes it on a straight-line basis over the warranty period. Deferred revenue represents amounts received from customers in advance of services and support to be provided and amounts received prior to customer acceptance. Provisions are recorded at the time of sale for estimated product returns, standard warranty obligations, and customer support.

(d)    Product Warranties

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(e)    Research and Development

Costs incurred in the research and development of new products and enhancements to existing products are expensed as incurred until the product has been completed and tested and is ready for commercial manufacturing. To date, hardware and software development projects have been completed concurrently with the establishment of commercial manufacturing and technological feasibility in the form of a working model. Accordingly, development costs have been expensed as incurred, and no development costs have been capitalized.

(f)    Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with a maturity of 90 days or less when acquired to be cash equivalents. Cash equivalents as of December 31, 2003 and 2002 were $33,949,000 and $31,247,000, respectively, and consist primarily of certificates of deposit with financial institutions, money market funds, and auction rate securities. The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates this designation as of each balance sheet date. Investments classified as available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in other income, net, in the consolidated statements of operations.

(g)    Restricted cash

Restricted cash is cash held in certificates of deposit by a financial institution that collateralize standby letters of credit issued by the financial institution on the Company’s behalf (see Note 17).

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

(j)    Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization is computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term for leasehold improvements. Estimated useful lives range from three to thirty-nine years for buildings and improvements and up to five years for machinery and equipment.

(k)    Intangible Assets

The Company initially records acquired intangible assets at their fair values. The Company amortizes those acquired intangible assets with estimable useful lives over those lives in proportion to the economic benefits consumed. The Company has determined that straight-line amortization over two to ten years reasonably approximates the consumption of these economic benefits. The Company capitalizes the legal and other costs of registering for patents on technology developed by its own research and development activities. When the patent is issued on this technology or on acquired patents pending, the Company amortizes the capitalized costs over the estimated useful life or legal life of the patent, whichever is shorter.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company assesses the recoverability of the carrying value of its goodwill and other intangible assets with indefinite useful lives annually (generally in the fourth quarter) or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is determined at the reporting unit level, with the Company as a single reporting unit, using a two-step approach. First, the carrying amount of the entire reporting unit is compared to its fair value, as determined by the market value of the Company’s outstanding common stock. If the carrying value of the entire reporting unit exceeds its fair value, the second step is performed. In this step, an impairment loss is recognized for the excess, if any, of the carrying amount of goodwill over its implied fair value. The implied fair value of the reporting unit’s goodwill is the amount by which the fair value of the entire reporting unit exceeds the sum of the individual fair values of its assets, except goodwill, less the sum of the individual fair values of its liabilities. The fair values of individual assets and liabilities may be estimated as the amount at which they could be bought or sold in a current transaction between willing parties. If this information is not available, fair value is determined based on the best information available under the circumstances. This often involves the use of valuation techniques, such as the present value of expected future cash flows, discounted at a rate commensurate with the risk involved, or other acceptable valuation techniques.

(l)    Long-Lived Assets

Long-lived assets, including property and equipment and identifiable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that such assets may be impaired, or that the estimated useful lives are no longer appropriate. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-lived Assets, the impairment evaluation is performed based on asset groups, which represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company reviews its long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event that such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values using discounted estimates of future cash flows.

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

(n)    Business and Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents consist primarily of cash on deposit with banks and money market funds. The Company believes no significant concentrations of credit exist with respect to these financial instruments.

Concentrations of credit risk with respect to trade receivables are limited as the majority of the Company’s sales are derived from large telephone operating companies, large cable television system operators, and other established telecommunication companies with relatively good credit histories located throughout the world. The Company performs ongoing credit evaluations of its customers. Based on management’s evaluation of potential credit losses, the Company

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

believes its allowance for doubtful accounts is adequate. During the year ended December 31, 2003, the Company had one customer that accounted for 13% of its net sales. Accounts receivable from this customer were $3,244,000 at December 31, 2003. No other single customer accounted for more than 10% of the Company’s net sales during the year ended December 31, 2003, and the Company had no single customer that accounted for more than 10% of its net sales during the years ended December 31, 2002 and 2001.

The Company’s customers are concentrated in the telecommunications and cable broadband industries. Accordingly, the Company’s future success depends on the buying patterns of these customers and the continued demand by these customers for the Company’s products. Additionally, the market is characterized by rapidly changing technology, evolving industry standards, changes in end user requirements, and frequent new product introductions and enhancements. Furthermore, the telecommunications industry has experienced and is expected to continue to experience consolidation. The Company’s continued success will depend upon its ability to enhance existing products and to develop and introduce, on a timely basis, new products and features that keep pace with technological developments and emerging industry standards. Furthermore, as a result of its international sales, the Company’s operations are subject to risks of doing business abroad, including but not limited to, fluctuations in the relative values of currencies, longer payment cycles, and greater difficulty in collecting accounts receivable.

(o)    Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. During each year in the three year period ended December 31, 2003, certain potential common equivalent shares were excluded from the calculation of diluted EPS presented in the consolidated statements of operations because their effect would have been anti-dilutive.

Specifically, diluted EPS does not include the effect of 4,802,000, 4,427,000, and 2,494,000 anti-dilutive potential common equivalent shares for the years ended December 31, 2003, 2002 and 2001, respectively.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

	Years Ended December 31,
	2003	2002	2001
Basic EPS—weighted-average number of common shares outstanding	49,750	49,854	50,195
Effect of dilutive potential common equivalent shares:
Stock options outstanding	—	—	1,130

Diluted EPS—weighted-average number of common shares and dilutive potential common equivalent shares outstanding	49,750	49,854	51,325

(p)    Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic-value method, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock-Issued to Employees. Accordingly,

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

deferred compensation cost is recorded on the date of grant to the extent that the fair value of the underlying share of common stock exceeds the exercise price for a stock option or the purchase price for a share of common stock. During 1999, the Company recorded deferred stock-based compensation cost for stock options issued to employees at exercise prices that were subsequently determined to have been below the fair value of the stock on the date of grant. In addition, the Company recorded deferred stock-based compensation cost for stock options granted to employees of Pro.Tel in the first quarter of 2000. The deferred compensation cost associated with both of these stock option grants has been amortized as a charge against operating results on a straight-line basis over the four year vesting period of the options. The Company has allocated the amortization expense for deferred stock-based compensation to the departments in which the related employees’ services are charged.

If compensation expense for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, the Company’s net income (loss) and earnings (loss) per share, as reported, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended December 31,
	2003	2002	2001
Net income (loss), as reported	$(3,870)	$(4,999)	$2,817
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,098	1,117	1,700
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,295)	(2,185)	(2,655)

Pro forma net income (loss)	$(5,067)	$(6,067)	$1,862

Earnings (loss) per share, as reported:
Basic	$(0.08)	$(0.10)	$0.06

Diluted	$(0.08)	$(0.10)	$0.05

Earnings (loss) per share, pro forma:
Basic	$(0.10)	$(0.12)	$0.04

Diluted	$(0.10)	$(0.12)	$0.04

For the purposes of computing pro forma net income (loss), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grant are as follows:

	Years Ended December 31,
	2003	2002	2001
Dividend yield	0.0%	0.0%	0.0%
Expected term	5 years	4 years	4 years
Risk-free interest rate	3.01%	2.97%	5.06%
Volatility rate	0.7515	0.7143	1.0638

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

During 2003, the Company’s board of directors declared the Company’s first dividend since 1999. However, the board of directors did not approve the institution of an annual dividend until January 2004. The Company’s decision not to incorporate a dividend yield into its valuation of stock options was based on the best information available to management for the year ended December 31, 2003.

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

(r)    Foreign Currency Translation

The functional currency for the Company’s foreign subsidiary located in Taiwan is the U.S. dollar. Accordingly, the Company remeasures the monetary assets and liabilities of this foreign subsidiary to the U.S. dollar at year-end exchange rates and remeasures the nonmonetary assets and liabilities to the U.S dollar at historical rates. Income and expense amounts related to monetary assets and liabilities are remeasured to the U.S. dollar at the weighted average exchange rates in effect during the year, and income and expense accounts related to nonmonetary assets and liabilities are remeasured to the U.S. dollar at historical exchange rates. Remeasurement gains and losses are recognized in income in the year of occurrence.

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

(s)    Advertising Costs

The Company recognizes the cost of advertising as incurred. Such costs are included in selling and marketing expenses and totaled approximately $284,000, $439,000, and $1,258,000 during the years ended December 31, 2003, 2002, and 2001, respectively.

(t)    Recent Accounting Pronouncements

The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities as of January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. This statement also requires that the liability is initially measured at fair value. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company has adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to (i) include disclosure of certain obligations and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The adoption of Interpretation No. 45 did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a company that chooses to change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects that accounting for stock-based employee compensation using the fair-value-based method would have on reported net income and earnings per share and to require prominent disclosure about the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company adopted the disclosure requirements of SFAS No. 148 and has chosen to continue to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. The adoption of the disclosure requirements of SFAS No. 148 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which the Company adopted as of January 1, 2003. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, enterprises generally have been included in the consolidated financial statements of another enterprise because the one enterprise controls the others through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated into the financial statements of their primary beneficiaries if the variable interest entities do not effectively disperse risks among the parties involved. As of December 31, 2003, the Company has no interests in variable interest entities.

During 2003, the Company adopted Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. The Company’s adoption of this standard did not have a material effect on its financial position or results of operations.

(u)    Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

(2)    Related Party Transactions

The Company’s CEO, Paul Chang, is also the owner of Telecom Research Center (“TRC”). During 2003, 2002, and 2001, the Company purchased equipment used in its manufacturing process totaling $65,000, $34,000, and $59,000,

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

respectively, from TRC. The Company’s accounts payable to TRC were $0 and $14,000 at December 31, 2003 and 2002, respectively.

During February 2002, the Company’s Board of Directors and Compensation Committee approved a loan to Paul Chang, President and Chief Executive Officer, in the amount of $1,050,000. The terms of the loan required Mr. Chang to pay interest each month at an annual percentage rate of 4.0%. Mr. Chang was required to repay the principal amount no later than February 18, 2005, and the loan was secured by three million shares of the Company’s common stock. During 2003, Mr. Chang repaid the entire loan and all accrued interest.

One of the Company’s directors, Jennifer Walt, is a shareholder in the law firm of Littler Mendelson, P.C. During 2003, Littler Mendelson, P.C. did not provide any services to the Company. During 2002 and 2001, Littler Mendelson, P.C. provided services to the Company totaling $26,000 and $14,000, respectively. The Company had no accounts payable to Littler Mendelson, P.C. at December 31, 2003 and 2002.

(3)    Financial Statement Details

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2003	2002
Raw materials	$2,429	$4,098
Work in process	2,861	1,801
Finished goods	1,996	2,244

	$7,286	$8,143

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2003	2002
Land	$8,821	$8,821
Building	9,727	9,670
Equipment	20,837	18,076
Furniture and fixtures	2,283	2,212
Leasehold improvements	434	513

	42,102	39,292
Less accumulated depreciation and amortization	15,173	11,166

	$26,929	$28,126

Depreciation and amortization expense was $4,487,000, $3,768,000, and $3,329,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Other Accrued Expenses

Other accrued expenses consisted of the following (in thousands):

	December 31,
	2003	2002
Accrued compensation and other related benefits	$3,875	$3,444
Commissions payable	1,377	1,759
Sales tax payable	559	350
Liability for product warranties	1,038	1,306
Other accrued expenses	2,130	1,437

	$8,979	$8,296

(4) Valuation and Qualifying Accounts

A summary of valuation and qualifying accounts is as follows (in thousands):

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts:
2003	$1,389	$117	$126	$1,380
2002	675	1,411	697	1,389
2001	982	844	1,151	675

(5) Marketable Securities

At December 31, 2003, marketable securities consisted of equity securities of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation. At December 31, 2002, marketable securities consisted of auction rate and other debt securities.

The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates this designation at each balance sheet date. Investments classified as available for sale are reported at market value, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in Other Income, net in the consolidated statements of operations. Investment securities available for current operations are classified as current assets, and all other investment securities are classified as non-current assets.

During the second quarter of fiscal 2003, shares of Top Union began trading on the GreTai Securities Market, Taiwan’s over-the-counter exchange, as the result of an initial public offering of Top Union’s common stock. The Company was required to, and did, sell from its holdings 65,000 Top Union shares with an original cost of $17,000. A gain of $11,000 was realized from the sale. Since the Company’s investment in Top Union shares has become an investment in marketable securities with a readily determinable fair value, the Company has classified this investment as an available-for-sale security stated at fair value, with the unrealized gain, net of taxes, presented as a separate component of equity. During 2003, the Company revalued the Top Union investment to its fair value resulting in a

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

cumulative unrealized gain of $1,081,000, increasing its carrying value to $2,133,000 as of December 31, 2003. Other comprehensive income was $701,000, net of a tax effect of $380,000, for the year ended December 31, 2003. At December 31, 2002, this investment was recorded at historical cost and classified within Other Assets on the Company’s balance sheet.

(6) Goodwill and Other Acquired Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, the Company no longer amortizes goodwill from business acquisitions. Had the Company applied SFAS No. 142 during 2001, actual net loss and loss per share for the years ended December 31, 2003 and 2002 and pro forma net income and earnings per share for the year ended December 31, 2001 would be as follows (in thousands, except per share data):

	Years ended December 31,
	2003	2002	2001
Net income (loss), as reported	$(3,870)	$(4,999)	$2,817
Add back: Goodwill amortization expense, net of tax	—	—	2,126

Adjusted net income (loss)	$(3,870)	$(4,999)	$4,943

Earnings (loss) per share, as reported:
Basic	$(0.08)	$(0.10)	$0.06

Diluted	$(0.08)	$(0.10)	$0.05

Adjusted earnings (loss) per share:
Basic	$(0.08)	$(0.10)	$0.10

Diluted	$(0.08)	$(0.10)	$0.10

Acquired intangible assets consisted of the following (in thousands):

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed technology	$12,305	$(7,635)	$4,670
Non-compete	1,498	(1,082)	416
License	560	(291)	269
Patents	144	(28)	116
Other	112	(19)	93

	$14,619	$(9,055)	5,564

Unamortized intangible assets:
Patents pending			263
Other			42

Total			305

Intangible assets, net			$5,869

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed technology	$12,295	$(5,174)	$7,121
Non-compete	2,002	(1,271)	731
Customer list	890	(688)	202
License	360	(120)	240
Patents	140	(17)	123
Other	70	(11)	59

	$15,757	$(7,281)	8,476

Unamortized intangible assets:
Patents pending			219
Other			59

Total			278

Intangible assets, net			$8,754

The Company’s customer list asset was fully amortized during 2003.

Amortization expense was $3,366,000, $3,396,000, and $5,098,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Year ending December 31,
2004	$2,789
2005	1,703
2006	769
2007	179
2008	61
Thereafter	63

$5,564

The changes in the carrying amount of goodwill during the year ended December 31, 2003 were as follows (in thousands):

Balance as of January 1, 2003	$12,656
Goodwill acquired	—
Effect of foreign currency translation	159

Balance as of December 31, 2003	$12,815

The Company completed its transitional impairment test of goodwill as of January 1, 2002 during the quarter ended June 30, 2002 and its annual impairment tests of goodwill during the quarters ended December 31, 2003 and

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

2002, as required under SFAS No. 142. The Company did not obtain an indication that goodwill was impaired from any of the tests. The Company bases its impairment testing on a market capitalization analysis and considers itself to be a single reporting unit for purposes of the test.

(7) Liability for Product Warranties

Changes in the Company’s liability for product warranties during the years ended December 31 are as follows (in thousands):

	Balance at Beginning of Year	Warranties Issued	Warranties Settled	Balance at End of Year
2003	$1,306	$318	$(586)	$1,038
2002	1,398	892	(984)	1,306
2001	1,459	701	(762)	1,398

(8) Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2003	2002
Top Union investment	$—	$1,066
Insurance deposits	384	252
Other deposits	247	152

	$631	$1,470

As discussed in Note 5, the Company’s investment in Top Union was reclassified to available for sale marketable securities during 2003.

(9) Short-term Borrowings and Notes Payable

As a result of various acquisitions completed during prior years, the Company had nine non-interest bearing notes payable at December 31, 2003. The aggregate outstanding balance on these notes was $443,000. Notes payable also includes an unsecured loan from the Italian government, which bears interest at 2% a year and is to be repaid by semi-annual principal payments over an eight year period which began in July 2003. At December 31, 2003, the outstanding balance on this loan was $1,034,000.

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Year ending December 31,
2004	$382
2005	227
2006	229
2007	137
2008	140
Thereafter	362

$1,477

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(10)    Leases

The Company leases facilities under several operating lease agreements which also require the Company to pay property taxes and normal maintenance. Future minimum lease payments under these agreements as of December 31, 2003, are as follows (in thousands):

Year ending December 31,
2004	$901
2005	476
2006	127
2007	44
Thereafter	—

$1,548

Rent expense for the years ended December 31, 2003, 2002, and 2001 was approximately $909,000, $1,030,000, and $1,321,000, respectively.

(11)    Capital Stock

In 2001, the Company’s Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s common stock on the open market. The Company repurchased 1,530,000 shares of common stock for an aggregate amount of $4,206,000, and 217,000 shares of common stock for an aggregate amount of $835,000 under this program during 2002 and 2001, respectively. The total amount spent on the repurchase exceeded the amount authorized by $41,000 due to an administrative error, which the Company does not consider significant enough to require correction. In addition, during 2001, the Company repurchased 9,000 shares of unvested common stock for an aggregate amount of $18,000 from former employees, as permitted by its stock option plan. There were no repurchases of any common stock during 2003 and of common stock issued pursuant to the stock option plan during 2002.

(12)    Stock Compensation Plans

2000 Employee Stock Purchase Plan

In April 2000, the Company’s Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan became effective upon the Company’s initial public offering. As of December 31, 2003, 1,450,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 15% of the employee’s total base compensation, excluding bonuses, commissions, and overtime and not to exceed $25,000 in any plan year, at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or on the last day of the purchase period. Through December 31, 2003, 838,603 shares had been issued under the Purchase Plan, leaving 611,397 shares reserved for future issuance. During 2003, 2002, and 2001, the Company issued 220,239, 315,030, and 264,075 shares, respectively, under the Purchase Plan.

Stock Option Plan

In April 2000, the Company’s Board of Directors approved the adoption of the 2000 Stock Plan (the “Stock Plan”). The Stock Plan became effective upon the Company’s initial public offering. The total number of shares reserved for

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

issuance under the Stock Plan equals 7,150,000 shares of common stock plus 5,250,000 that remained reserved for issuance under the 1993 stock option plan as of the date the stock plan became effective, for a total of 12,400,000 shares. All outstanding options under the 1993 stock option plan will be administered under the 2000 Stock Plan but will continue to be governed by their existing terms. As of December 31, 2003, the Company had granted options to purchase 8,457,014 shares of its common stock to its employees, directors, and consultants and returned 1,858,919 canceled options to the Stock Plan, leaving 5,801,905 shares available for future grants.

Options may be granted as incentive stock options or nonstatutory stock options at the fair market value of such shares on the date of grant as determined by the Board of Directors. Options granted subsequent to 1996 vest over a 4-year period, and expire at the end of 10 years from the date of grant, or sooner, upon termination of employment or if terminated by the Board of Directors.

The options granted under the 1993 stock option plan include a provision whereby the option holder may elect at any time to exercise the option prior to its vesting. Unvested shares so purchased are subject to a repurchase right by the Company at the original purchase price. Such right lapses at a rate equivalent to the vesting period of the original option. As of December 31, 2003, 2002, and 2001 shares issued and subject to repurchase were 4,500, 19,500, and 56,250, respectively.

Option activity was as follows:

	Years Ended December 31,
	2003		2002		2001
	Number of Options	Weighted- Average Price Per Share	Number of Options	Weighted- Average Price Per Share	Number of Options	Weighted- Average Price Per Share
Outstanding at beginning of period	4,216,918	$3.68	3,304,764	$3.80	2,921,360	$3.28
Granted	913,064	$2.02	1,727,954	$3.34	1,109,708	$5.09
Exercised	(374,378)	$0.74	(267,415)	$0.62	(445,951)	$0.89
Canceled	(235,698)	$4.62	(548,385)	$4.81	(280,353)	$8.14

Options at end of period	4,519,906	$3.54	4,216,918	$3.68	3,304,764	$3.80

Weighted-average fair value of options granted during the period		$1.98		$1.85		$3.75

Weighted-average fair value of options granted during the period with exercise prices less than market value at date of grant		$—		$—		$—

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Information regarding stock options outstanding as of December 31, 2003 is summarized in the following table:

	Options Outstanding			Vested Options
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Vested	Weighted- Average Exercise Price
$0.00	159,771	6.16	$0.00	—	$0.00
0.60	20,000	2.28	$0.60	20,000	$0.60
1.10-1.58	728,521	4.77	$1.46	619,396	$1.43
1.76-2.17	1,331,435	8.44	$1.94	428,904	$2.06
2.40-3.98	1,050,913	8.18	$3.78	479,756	$3.88
4.09-4.94	765,074	7.20	$4.88	548,035	$4.90
5.40-8.54	105,870	7.49	$6.03	72,735	$6.19
10.00-11.00	321,571	6.29	$10.19	241,002	$10.19
15.00	5,001	6.53	$15.00	5,001	$15.00
20.38	31,750	6.80	$20.38	25,601	$20.38

	4,519,906			2,440,430

The Company uses the intrinsic-value based method to account for its stock-based compensation plans. With respect to options granted in 2000, the Company recorded deferred stock-based compensation of $6,500,010 for the differences at the grant date between the exercise prices and the fair values. For options granted in 2003, 2002, and 2001, the Company has not recorded any deferred compensation cost since the exercise price of each option equaled the fair value of the underlying common stock on the grant date. During 2003, 2002, and 2001, deferred stock-based compensation was reduced by $91,000, $319,000, and $182,000, respectively, due to forfeitures of unvested options.

The remaining $267,000 of unamortized deferred stock-based compensation amount for all options granted through December 31, 2003 is expected to be amortized as charges against operating results during the year ending December 31, 2004. These charges may be reduced as a result of future forfeitures of options to which the unamortized deferred stock-based compensation balance pertains.

See Note 1 (p) for the pro forma net income (loss) and earnings (loss) per share amounts that would have been reported in 2003, 2002, and 2001 had compensation for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 148.

(13)    Acquisitions

On January 8, 2001, the Company acquired Avantron Technologies, Inc. (“Avantron”), a Canadian company that specializes in the design and manufacture of cable broadband spectrum analyzers and performance monitoring systems, for $11.9 million in cash, acquisition costs, and short-term notes payable. The Company accounted for this acquisition using the purchase method of accounting, and, accordingly, recorded goodwill and other intangible assets of $10.4 million, to be amortized on a straight-line basis over their original estimated useful lives of five years. At December 31, 2001, the Company had $5.2 million in unamortized goodwill remaining from the Avantron acquisition. In accordance with SFAS No. 142, the Company ceased amortizing this goodwill as of January 1, 2002 and reviews goodwill for impairment annually.

On February 28, 2002, the Company acquired the CaLan Cable TV test business from Agilent Technologies for $7.2 million in cash and acquisition costs. The Company recorded acquired identifiable intangible assets of $3.5

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

million, to be amortized on a straight-line basis over their original estimated useful lives of two-and-a-half to five years, and goodwill of $2.6 million, which the Company reviews for impairment annually.

On June 19, 2002, the Company acquired the ADSL Tester business from Integrated Telecom Express, Inc. (“ITeX”) for $100,000 in cash. The Company recorded goodwill of $68,000, which the Company reviews for impairment annually.

On September 4, 2002, the Company acquired Luciol Instruments SA (“Luciol”), a Swiss corporation specializing in fiber optic measurement and instrumentation, for $1.2 million in cash and acquisition costs. The Company recorded acquired intangible assets of $0.1 million, to be amortized on a straight-line basis over their original estimated useful lives of five years, and goodwill of $1.3 million, which the Company reviews for impairment annually.

On February 28, 2003, the Company acquired substantially all of the assets of GIE GmbH (“GIE”), a German corporation specializing in wireless and RF measurement instrumentation, for $554,000 in cash and acquisition costs. The purchase price was determined by negotiation between the Company and GIE’s shareholders, taking into consideration future projections for GIE’s business. The transaction was accounted for using the purchase method of accounting, and the results of GIE’s operations and the fair values of the assets acquired have been included in the consolidated financial statements since the date of the acquisition. The purchase price for GIE was allocated to the assets acquired based on their fair values as of the date of the acquisition as follows (in thousands):

Current assets	$463
Equipment	2
Intangible assets	89

Net assets acquired	$554

Of the $89,000 of acquired intangible assets, $37,000 was assigned to in-process research and development assets that were written off at the date of the acquisition. The remaining $52,000 of acquired intangible assets is developed technology and was being amortized over its estimated remaining weighted average useful life at the date of acquisition of four years. No goodwill was recorded in this transaction. Concurrent with this acquisition, the Company entered into a non-compete agreement with certain former owners of GIE obligating it to make payments to the former owners totaling approximately $100,000 over four years, provided that they perform as stipulated under the agreements. The Company is amortizing the corresponding non-compete assets on a straight-line basis over their four-year estimated useful lives. The Company also entered into employment agreements with these same former owners obligating it to make bonus payments to the former owners totaling approximately $200,000 over four years, in addition to their regular salaries and subject to certain conditions, primarily related to their continued employment by the Company. As of August 2003, two of the three former owners of GIE were no longer employed by the Company. Based on this fact and other actions by the former owners that the Company believes breech the terms of their agreements with it, the Company might not be required to pay these former owners the bonus or non-compete payments specified under the acquisition-related agreements. However, the Company continues to accrue the cost of these obligations, pending the resolution of this matter.

As the Company’s wireless product development process proceeded, it determined that it would not make significant use in its wireless product designs of the developed technology that it capitalized at the time of the GIE acquisition. Therefore, during the fourth quarter of 2003, it wrote off the remaining unamortized balance of $48,000 as

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

a charge against other income, net. Also, the Company determined during 2003 that its Mannheim, Germany office would not be needed for its wireless product development process and closed that office. As a result, the Company accrued $160,000 for the remaining future lease payments on the office, which it classified with other accrued expenses, and the Company wrote off fixed assets with a net book value of $88,000, which it record as a charge against other income, net. The Company does not expect to incur any other significant costs related to closing this office.

Pro Forma Results of Operations (unaudited)

The following summary is prepared on a pro forma basis and reflects the condensed consolidated results of operations for the years ended December 31, 2003, 2002, and 2001, assuming that Avantron, CaLan, ITeX, Luciol and GIE had been acquired at the beginning of the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Net sales	$54,968	$56,324	$89,745
Net income (loss)	$(3,905)	$(5,552)	$2,394
Basic earnings (loss) per share	$(0.08)	$(0.11)	$0.05
Diluted earnings (loss) per share	$(0.08)	$(0.11)	$0.05
Shares used in pro forma for basic per share computation	49,750	49,854	50,195
Shares used in pro forma for diluted per share computation	49,750	49,854	51,325

These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect the synergies, if any, that might be achieved from combined operations.

(14)    401(k) Plan

In 1996, the Company adopted a 401(k) Plan (the Plan). Participation in the Plan is available to all full-time employees. Each participant may elect to contribute up to 15% of his or her annual salary, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the Plan, which vest annually over a seven-year period. The Plan does not provide participants with an option to invest in the Company’s stock. The Company’s contributions to the Plan were $0, $12,000, and $1,104,000 in 2003, 2002, and 2001, respectively.

(15)    Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current expense (benefit):
Federal	$(2,390)	$(845)	$334
State	30	2	2
Foreign	101	(32)	—

	(2,259)	(875)	336

Deferred expense (benefit):
Federal	(287)	(1,644)	783
State	71	(814)	(415)
Foreign	—	—	—

	(216)	(2,458)	368

	$(2,475)	$(3,333)	$704

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate, 34% for the years ended December 31, 2003, 2002, and 2001, to pretax income, as a result of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Computed tax	$(2,157)	$(2,833)	$1,197
State taxes, net of federal benefit	67	(535)	(272)
Research credit	(177)	(350)	(685)
Foreign sales corporation benefit	(552)	—	(112)
Tax-exempt interest	—	—	(132)
Nondeductible stock-based compensation	101	160	170
Nondeductible goodwill amortization	72	72	145
Nondeductible meals and entertainment	39	33	44
Tax provision to tax return adjustment	85	(104)	184
Other, net	47	224	165

	$(2,475)	$(3,333)	$704

During 2003, the Company amended its federal tax returns for the years ended December 31, 1999, 2000, and 2001 in order to claim additional foreign sales corporation benefits. As a result, during 2003 the Company received federal income tax refunds of $140,000, $317,000, and $95,000 for each of those years, respectively.

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Inventory reserves	$1,246	$1,566
Accrued compensation and vacation	496	467
Allowance for doubtful accounts	550	554
Other accruals and reserves	827	1,131
Net operating losses	1,509	344
Tax credits	1,403	1,226
Accumulated amortization of intangible assets	4,487	3,496

Total deferred tax assets	10,518	8,784

Deferred tax liabilities:
Property and equipment	(2,121)	(1,000)
Unrealized gain on marketable investment securities	(380)	—
State deferred tax assets, net of federal expense	(630)	(651)
Other	(123)	(56)

Total deferred tax liabilities	(3,254)	(1,707)

Net deferred tax assets	$7,264	$7,077

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Realization of the Company’s deferred tax assets is dependent upon future tax earnings in specific jurisdictions during the periods in which the temporary differences between the book and tax bases upon which the deferred tax assets are based become deductible for tax purposes. The Company has evaluated all significant available positive and negative evidence, the existence of losses in recent years, and forecasts of future taxable income in determining the need for a valuation allowance on its deferred tax assets. The underlying assumptions that the Company used in forecasting future taxable income require significant judgment and take into account the Company’s recent performance. Based on the evaluation performed, management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets.

The Company incurred net operating losses in calendar years 2003 and 2002. The Company intends to carry back a portion of its net operating losses and claim a refund for federal tax purposes. After considering the portion of the net operating losses that it intends to carry back, the Company has remaining net operating losses for federal and state income tax purposes of approximately $3,480,000 and $2,200,000, respectively, that it expects to carry forward to reduce future income subject to income taxes. The federal net operating loss will expire, if not used, in 2023, and the state net operating loss will begin to expire in 2013.

As of December 31, 2003, unused research and development tax credits of approximately $530,000 and $873,000 are available to reduce future federal and California income taxes, respectively. The federal research credit carry forward will begin to expire in 2022, and the California credits will carry forward indefinitely.

(16)    Segment Information

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

The Company considers its Chief Executive Officer (“CEO”) to be its chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is the same as the information presented in the accompanying consolidated statements of operations. In addition, as the Company’s assets are primarily located in its corporate offices in the United States and not allocated to any specific segment, the Company does not produce reports for, or measure the performance of, its segments based on any asset-based metrics. Therefore, the Company operates in a single operating segment, which comprises the design, manufacture, and sale of equipment for testing telecommunications, cable broadband, and internet networks.

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Net sales:
North America (United States and Canada)	$35,101	$39,002	$52,612
Asia/Pacific	10,651	7,877	11,547
Europe/Africa/Middle East	7,852	6,168	11,189
Latin America	1,345	1,286	3,711

	$54,949	$54,333	$79,059

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Long-lived assets, excluding financial instruments, deferred tax assets, and intangible assets, were located in the following geographic regions (in thousands):

	December 31,
	2003	2002
North America (United States and Canada)	$25,170	$26,465
Asia/Pacific	1,042	879
Europe/Africa/Middle East	717	782

	$26,929	$28,126

Revenue information by product category is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Net sales:
Wireline access	$24,381	$22,957	$48,648
Cable broadband	14,369	17,840	11,213
Fiber optics	13,353	11,147	15,094
Signaling	2,846	2,389	4,104

	$54,949	$54,333	$79,059

These product categories comprise our sole operating segment, telecommunications, cable broadband, and internet network testing equipment.

(17)    Commitments

At December 31, 2003, the Company had five standby letters of credit with a maximum potential future payment amount of $106,000. These standby letters of credit secure an equal number of performance bonds, for an equal monetary amount, that were issued by financial institutions to our customers.

(18)    Subsequent Events

On January 9, 2004, the Company, with its subsidiary Luciol and a former owner of Luciol, settled an intellectual property dispute over certain technology for testing fiber optic communication networks. In the settlement, the Company agreed to pay $500,000 to certain other parties in order to settle all their claims to the intellectual property. Under the terms of its acquisition of Luciol, the Company is entitled to indemnification for this amount from the three former owners of Luciol, who are all now employees of the Company. During January 2004, the Company agreed with these former owners to accept $300,000 as payment in full of the reimbursement to which the Company is entitled. In February 2004, the Company amended the terms of the employment agreements with these former owners of Luciol to reduce the bonus and non-compete payments to be paid to them by approximately $300,000 as the means to provide the reimbursement due to the Company. The remaining $200,000 of the settlement amount is covered by a provision for litigation in this same amount that was established by the Company at the time of the Luciol acquisition.

On January 28, 2004, the Company’s Board of Directors declared a $2.5 million dividend, to be paid on February 20, 2004 to stockholders of record as of February 10, 2004.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(19)    Quarterly Financial Data (unaudited)

	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except per share data)
Net sales	$11,858	$10,309	$12,338	$20,444	$8,649	$14,730	$14,493	$16,461
Gross profit	$7,355	$6,294	$7,887	$14,109	$5,645	$9,942	$10,024	$10,749
Income (loss) from operations	$(3,494)	$(4,522)	$(2,026)	$2,822	$(5,166)	$(2,068)	$(1,760)	$(109)
Net income (loss)	$(2,035)	$(2,533)	$(1,276)	$1,974	$(3,972)	$(738)	$(283)	$(6)
Earnings (loss) per share:
Basic	$(0.04)	$(0.05)	$(0.03)	$0.04	$(0.08)	$(0.01)	$(0.01)	$0.00
Diluted	$(0.04)	$(0.05)	$(0.03)	$0.04	$(0.08)	$(0.01)	$(0.01)	$0.00
Shares used in per share computation:
Basic	49,507	49,666	49,819	49,999	50,325	50,023	49,622	49,459
Diluted	49,507	49,666	49,819	50,913	50,325	50,023	49,622	49,459

For the quarter ended March 31, 2003, the Company reclassified costs previously reported as operating expenses to cost of sales and other income, net. The net effect of these reclassifications decreased gross profit by $372,000 and increased loss from operations by $13,000 from the amounts previously reported. These reclassifications had no effect on net loss or earnings per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified on the Commission’s rules and forms. Our Chief Executive Officer and our Acting Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b) Changes in Internal Control Over Financial Reporting—There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to the directors and compliance with Section 16(a) of the Securities and Exchange Act is incorporated by reference from information provided under the headings “ELECTION OF DIRECTORS,” “STOCK OWNERSHIP—Section 16(a) Beneficial Ownership Reporting Compliance,” and “GENERAL INFORMATION,” respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission relating to our Annual Meeting of Stockholders to be held on May 12, 2004. The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Executive Officers.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information provided under the heading “COMPENSATION OF DIRECTORS AND THE NAMED EXECUTIVE OFFICERS—Compensation of the Named Executive Officers” contained in our Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information provided under the headings “STOCK OWNERSHIP—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers” and “COMPENSATION OF DIRECTORS AND THE NAMED EXECUTIVE OFFICERS—Equity Compensation Plan Information” contained in our Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the information provided under the heading “CERTAIN TRANSACTIONS” contained in our Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information provided under the heading “AUDITORS” contained in our Proxy Statement.

Part IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Our Consolidated Financial Statements are included in Part II, Item 8:

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Supplementary Consolidated Financial Statement Schedule as of and for the years ended December 31, 2003, 2002, and 2001:

None.

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

See attached Exhibit Index.

(b)	Reports on Form 8-K

On October 23, 2003, the Registrant furnished a Current Report on Form 8-K reporting earnings for the third quarter of 2003.*

*	This furnished Current Report on Form 8-K is not deemed filed or incorporated by reference into any filing unless specifically stated therein.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Jose, State of California on March 29, 2004.

SUNRISE TELECOM INCORPORATED

By:	/s/ PAUL KER-CHIN CHANG

Paul Ker-Chin Chang President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PAUL KER-CHIN CHANG Paul Ker-Chin Chang	President and Chief Executive Officer (Principal Executive Officer), Director	March 29, 2004

/S/ PAUL A. MARSHALL Paul A. Marshall	Acting Chief Financial Officer (Principal Financial Officer), Director	March 29, 2004

/S/ SCOTT E. GREEN Scott E. Green	Corporate Controller (Principal Accounting Officer)	March 29, 2004

/S/ ROBERT C. PFEIFFER Robert C. Pfeiffer	Director	March 29, 2004

/S/ PATRICK PENG-KOON ANG Patrick Peng-Koon Ang	Director	March 29, 2004

/S/ HENRY P. HUFF Henry P. Huff	Director	March 29, 2004

/S/ JENNIFER J. WALT Jennifer J. Walt	Director	March 29, 2004

Exhibit Index

Set forth below is a list of exhibits that are being filed or incorporated by reference into this report on Form 10-K:

Exhibit Number	Description

2.1	Asset Purchase Agreement dated January 23, 2002 among between Agilent Technologies, Inc. and Sunrise Telecom Incorporated and Amendment #1 to Asset Purchase Agreement dated February 28, 2002 (Incorporated by reference from Exhibit 2.1 to Sunrise’s Report on Form 10-K dated March 15, 2002).

2.2	Amendment #2 dated April 30, 2002 to the Asset Purchase Agreement dated January 23, 2002 among between Agilent Technologies, Inc. and Sunrise Telecom Incorporated (Incorporated by reference from Exhibit 2.2 to Sunrise’s Report on Form 10-Q dated May 10, 2002).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1 to Sunrise’s Report on Form 10-K dated March 16, 2001).

3.2	Amended and Restated Bylaws (Incorporated by reference from Exhibit 3.2 to Sunrise’s Report on Form 10-K dated March 16, 2001).

4.1	Specimen Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-32070).

10.1	Purchase and Sale Agreement and Escrow Instructions dated November 5, 1999 between Sunrise and Enzo Drive, LLC (Incorporated by reference from Exhibit 10.2 to Registration Statement No. 333-32070).

10.2	Share Purchase Agreement dated January 8, 2001 among each of the shareholders of Avantron Technologies Inc. and Sunrise Telecom Avantron Division Corp., a Nova Scotia unlimited liability company and wholly-owned subsidiary of Sunrise (Incorporated by reference from Exhibit 2.1 to Sunrise’s Report on Form 8-K dated February 1, 2001).

10.3	Form of Indemnification Agreement between Sunrise and each of its Officers and Directors (Incorporated by reference from Exhibit 10.6 to Registration Statement No. 333-32070). †

10.4	2000 Stock Option Plan (Incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-32070). †

10.5	2000 Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.8 to Registration Statement No. 333-32070). †

10.7	Employee Agreement dated January 8, 2001 between Avantron Technologies, Inc. and Raffaele Gerbasi and Amendment #1 dated March 12, 2002 (Incorporated by reference from Exhibit 10.11 to Sunrise’s Report on Form 10-K dated March 15, 2002). †

10.8	Secured Promissory Note and Security Agreement between Sunrise Telecom Incorporated and Paul Ker-Chin Chang dated February 19, 2002 (Incorporated by reference from Exhibit 10.12 to Sunrise’s Report on Form 10-Q dated May 10, 2002).

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP.

31.1	Certification of Principal Executive Officer Pursuant to Section 302.

31.2	Certification of Principal Financial Officer Pursuant to Section 302.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

†	Indicates management contract or compensatory plan, contract or arrangement.