Form 10-Q
period 2004-06-30
SUNRISE TELECOM INC
filed 2004-08-12
CIK 907152

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

Yes  [   ]  No  [X]

As of August 06, 2004, there were 50,505,235 shares outstanding of the Registrant's Common Stock, par value $0.001.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$40,359	$39,885
Accounts receivable, net of allowance of $793 and $1,380, respectively	9,935	13,112
Inventories	10,517	7,286
Prepaid expenses and other assets	613	577
Deferred tax assets	271	5,604

Total current assets	61,695	66,464

Property and equipment, net	26,488	26,929
Restricted cash	306	106
Marketable securities	1,455	2,133
Goodwill	12,786	12,815
Intangible assets, net	4,492	5,869
Deferred tax assets	—	1,660
Other assets	681	631

Total assets	$107,903	$116,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$312	$382
Accounts payable	2,029	1,729
Other accrued expenses	8,133	8,979
Income taxes payable	512	23
Deferred revenue	375	660

Total current liabilities	11,361	11,773

Notes payable, less current portion	995	1,095
Deferred tax liabilities	212	—
Deferred revenue	170	178
Other liabilities	3	4
Stockholders' equity:
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 52,256,114 and 51,827,926 shares issued as of June 30, 2004 and December 31, 2003, respectively; 50,504,235 and 50,076,047 shares outstanding as of June 30, 2004 and December 31, 2003, respectively	51	50
Additional paid-in capital	69,599	69,099
Deferred stock-based compensation	—	(267)
Retained earnings	24,314	33,294
Accumulated other comprehensive income	1,198	1,381

Total stockholders' equity	95,162	103,557

Total liabilities and stockholders' equity	$107,903	$116,607

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$15,004	$10,309	$28,805	$22,167
Cost of sales	3,856	4,015	7,791	8,518

Gross profit	11,148	6,294	21,014	13,649

Operating expenses:
Research and development	3,802	4,154	7,714	8,360
Selling and marketing	4,297	4,151	8,260	8,522
General and administrative	2,473	2,511	4,284	4,783

Total operating expenses	10,572	10,816	20,258	21,665

Income (loss) from operations	576	(4,522)	756	(8,016)
Other income, net	347	370	400	528

Income (loss) before income taxes	923	(4,152)	1,156	(7,488)
Income tax expense (benefit)	110	(1,619)	7,629	(2,920)

Net income (loss)	$813	$(2,533)	$(6,473)	$(4,568)

Earnings (loss) per share:
Basic	$0.02	$(0.05)	$(0.13)	$(0.09)

Diluted	$0.02	$(0.05)	$(0.13)	$(0.09)

Shares used in per share computation:
Basic	50,426	49,666	50,295	49,587

Diluted	51,265	49,666	50,295	49,587

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Cash received from customers	$32,310	$28,695
Cash paid to suppliers and employees	(29,259)	(28,167)
Income taxes (paid) refunded, net	231	(228)
Interest and other receipts, net	68	731

Net cash provided by operating activities	3,350	1,031

Cash flows from investing activities:
Sales of marketable securities	633	1,036
Capital expenditures	(1,369)	(1,454)
Acquisition of business, net of cash acquired	—	(554)

Net cash used in investing activities	(736)	(972)

Cash flows from financing activities:
Increase in restricted cash	(200)	—
Proceeds from notes payable	—	42
Payments on notes payable	(83)	(154)
Dividends paid	(2,507)	—
Net proceeds from issuance of common stock	319	225
Proceeds from exercise of stock options	182	51

Net cash provided by (used in) financing activities	(2,289)	164

Effect of exchange rate changes on cash and cash equivalents	149	271

Net increase in cash and cash equivalents	474	494
Cash and cash equivalents at the beginning of the period	39,885	36,440

Cash and cash equivalents at the end of the period	$40,359	$36,934

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

These condensed consolidated financial statements, including the notes to the condensed consolidated financial statements included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments, which are only normal recurring adjustments, necessary for their fair presentation. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC. Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or for the full year ending December 31, 2004.

Revenue Recognition

The Company recognizes revenue from a customer order when all of the following criteria are met: Persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. For product sales, the Company considers delivery to have occurred when title and risk of loss have been transferred to the customer, which is usually at the time that the product has been picked up by a common carrier. For services, the Company considers delivery to have occurred once the service has been provided. The Company uses objective evidence of fair value to allocate revenue to elements in multiple element arrangements and recognize revenue when the criteria for revenue recognition have been met for each element. In the absence of objective evidence of the fair value of a delivered element, the Company allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. The price charged when an element is sold separately generally determines fair value.

When the arrangement with the customer includes future obligations or obtaining customer acceptance, the Company recognizes revenue when those obligations have been met or customer acceptance has been received. The Company defers revenue from the sales of service and support to be provided under its extended warranty programs and recognizes it on a straight-line basis over the extended warranty period. Deferred revenue represents amounts received from customers in advance of services and support to be provided under extended warranty programs and amounts received for product sales prior to customer acceptance. Provisions are recorded at the time of sale for estimated product returns, standard warranty obligations, and customer support.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon the exercise of stock options, as calculated using the treasury stock method. For the three and six months ended June 30, 2004 and 2003, some potential common shares were excluded from the computation of diluted EPS presented in the condensed consolidated statements of operations because their effect would have been anti-dilutive. Specifically, diluted EPS does not include the effect of 3,626,000 and 4,994,000 anti-dilutive potential common equivalent shares for the three months ended June 30, 2004 and 2003, respectively, and 4,535,000 and 4,908,000 anti-dilutive potential common equivalent shares for the six months ended June 30, 2004 and 2003, respectively.

The following is a reconciliation of the number of shares used in the computation of basic and diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic EPS- weighted-average number of common shares outstanding	50,426	49,666	50,295	49,587

Effect of dilutive potential common shares:
Stock options outstanding	839	—	—	—

Diluted EPS-weighted-average number of common shares outstanding	51,265	49,666	50,295	49,587

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic-value method, in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock-Issued to Employees. Accordingly, deferred compensation cost is recorded for an employee stock option on the date of its grant to the extent that the fair value of the underlying share of common stock exceeds the exercise price for the option. During 1999, the Company recorded deferred stock-based compensation cost for stock options issued to employees at exercise prices that were subsequently determined to have been below the fair value of the stock on the date of grant. In addition, the Company recorded deferred stock-based compensation cost for stock options granted to employees of Pro.Tel in the first quarter of 2000. The deferred compensation costs associated with both of these stock option grants have been amortized as a charge against operating results on a straight-line basis over the original four-year vesting period of the options. The Company allocated this amortization expense to the departments lines to which the related employees' services were charged.  As of March 31, 2004, the Company's deferred stock-based compensation has been completely amortized and no compensation costs for stock-based compensation have been charged since that date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$813	$(2,533)	$(6,473)	$(4,568)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	294	267	617

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(596)	(577)	(1,394)	(1,141)

Pro forma net income (loss)	$217	$(2,816)	$(7,600)	$(5,092)

Earnings (loss) per share, as reported:
Basic	$0.02	$(0.05)	$(0.13)	$(0.09)

Diluted	$0.02	$(0.05)	$(0.13)	$(0.09)

Earnings (loss) per share, pro forma:
Basic	$—	$(0.06)	$(0.15)	$(0.10)

Diluted	$—	$(0.06)	$(0.15)	$(0.10)

For the purpose of computing pro forma net loss, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Dividend yield	1.3%	None	1.3%	None
Expected term	5 years	4 years	5 years	4 years
Risk-free interest rate	3.86%	2.82%	3.39%	2.87%
Volatility rate	0.7096	0.7340	0.7104	0.7197

(2)    Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the equity of the Company that are excluded from net income (loss). The components of the Company's comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$813	$(2,533)	$(6,473)	$(4,568)

Change in unrealized gain on available for sale investments, net of tax effect	(718)	260	(312)	256

Change in foreign currency translation adjustments	24	217	129	436

Total comprehensive income (loss)	$119	$(2,056)	$(6,656)	$(3,876)

The $717,000 decline in unrealized gain on available for sale investments, net of tax effect, during the three months ended June 30, 2004 consisted of the combined effect of $445,000 in after tax unrealized losses on available for sale marketable securities and a $272,000 after tax gain that was realized on the sale of some of these securities. The $311,000 decline in unrealized gain on available for sale investments, net of tax effect, during the six months ended June 30, 2004 consisted of the combined effect of $39,000 in after tax unrealized losses on available for sale marketable securities and the $272,000 after tax gain that was realized on the sale of some of these securities. See Note 4 for more information about the Company's marketable securities.

(3)     Inventories

Inventories consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$4,602	$2,429
Work-in-process	3,467	2,861
Finished goods	2,448	1,996

	$10,517	$7,286

(4)    Marketable Securities

Marketable securities at June 30, 2004 and December 31, 2003 consisted of common stock of Top Union Electronics Corp. ("Top Union"), a Taiwan R.O.C. corporation. The Company has classified this investment as an available-for-sale security, which is stated at fair value with the unrealized gain presented as a separate component of stockholders' equity.

During the three and six months ended June 30, 2004, the Company sold 787,000 shares of Top Union stock, realizing a gain of $417,000.  After this sale, the Company held 2,920,965 shares.

At June 30, 2004, the Company revalued its Top Union shares to their fair value of $1,455,000. This resulted in an unrealized loss of $685,000 for the three month period then ended, which the Company recorded as other comprehensive loss of $445,000, net of a tax effect of $240,000. Unrealized losses for the six months ended June 30, 2004 were $62,000, which the Company recorded as other comprehensive loss of $40,000, net of a tax effect of $22,000. At June 30, 2004, the cumulative unrealized gain on this investment was $606,000.

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

(5)    Goodwill and Other Acquired Intangible Assets

The changes in the carrying amount of goodwill during the three months ended June 30, 2004 were as follows (in thousands):

Balance at December 31, 2003	$12,815
Effect of foreign currency translation	(29)

Balance at June 30, 2004	$12,786

The Company will perform its next annual impairment test of goodwill, as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the quarter ending December 31, 2004.

Acquired intangible assets consisted of the following (in thousands):

	June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed technology	$12,309	$(8,871)	$3,438
Non-compete	889	(596)	293
License	621	(389)	232
Patents	143	(33)	110
Other	86	(23)	63

	$14,048	$(9,912)	$4,136

Unamortized intangible assets:
Patents pending			309
Other			47

			356

Intangible assets, net			$4,492

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed technology	$12,305	$(7,635)	$4,670
Non-compete	1,498	(1,082)	416
License	560	(291)	269
Patents	144	(28)	116
Other	112	(19)	93

	$14,619	$(9,055)	$5,564

Unamortized intangible assets:
Patents pending			263
Other			42

			305

Intangible assets, net			$5,869

Aggregate amortization expense for the three months ended June 30, 2004 and 2003 was $750,000 and $913,000, respectively, and for the six months ended June 30, 2004 and 2003 was $1,505,000 and $1,809,000, respectively. Amortization expense is classified as a general and administrative expense on the Company's condensed consolidated statement of operations.

The estimated future aggregate annual amortization expense for acquired intangible assets as of June 30, 2004 is as follows (in thousands):

Six months ending December 31, 2004	$1,318
Year ending December 31,
2005	1,773
2006	838
2007	248
2008	130
2009	124
Thereafter	61

$4,492

(6)    Other Assets

Other assets consisted of the following (in thousands):
	June 30, 2004	December 31, 2003
Insurance deposit	$422	$384
Other deposits	259	247

	$681	$631

(7)    Liability for Product Warranties

Changes in the Company's liability for product warranties, which is part of other accrued expenses, during the six months ended June 30, 2004 and the year ended December 31, 2003 are as follows (in thousands):

	Balance at Beginning of Period	Warranties Issued	Warranties Settled	Balance at End of Period

Six months ended June 20, 2004	$1,038	$229	$(208)	$1,059
Year ended December 31, 2003	1,306	318	(586)	1,038

(8)    Short-term Borrowings and Notes Payable

As a result of various acquisitions completed during prior years, the Company had nine non-interest bearing notes payable at June 30, 2004. The aggregate outstanding balance on these notes was $363,000. Notes payable also included an unsecured loan from the Italian government, which bears interest at 2% per year and is to be repaid by semiannual principal payments over an eight-year period that began in 2003. At June 30, 2004, the outstanding balance on this loan was $933,000. The Company had short-term borrowings and other debt totaling $11,000 at June 30, 2004.

Annual amounts to be repaid under all notes payable are as follows (in thousands):

Six months ending December 31, 2004	$249
Year ending December 31,
2005	202
2006	204
2007	169
2008	135
2009	137
Thereafter	211

$1,307

(9)    Income Taxes

The Company recorded income tax expense of $7,629,000 for the six months ended June 30, 2004. Of this amount, $7,349,000 was the result of recording a valuation allowance against all of the Company's net deferred tax assets in most jurisdictions during the three months ended March 31, 2004. The remaining $280,000 of income tax expense pertains to certain foreign subsidiaries that had taxable income. The expense for recording the valuation allowance is a non-cash item, and the recording of this expense does not imply that the Company owes additional income taxes.

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

The Company considers its Chief Executive Officer ("CEO") to be its chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about net sales by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is the same as the information presented in the accompanying condensed consolidated statements of operations. Therefore, the Company operates in a single operating segment, which encompasses the design, manufacture, and sale of equipment for testing telecommunications, cable broadband, and internet networks.

The Company attributes its net sales to geographic regions based on the destination to which its products are shipped. Net sales information for the different geographic regions to which the Company sells its products is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
North America (United States and Canada)	$7,815	$7,072	$15,370	$13,736
Asia/Pacific	4,075	1,617	7,280	4,339
Europe/Africa/Middle East	2,880	1,315	5,787	3,429
Latin America	234	305	368	663

	$15,004	$10,309	$28,805	$22,167

Long-lived assets, which consist primarily of property and equipment, were located in the following geographic regions (in thousands):

	June 30, 2004	December 31, 2003
North America (United States and Canada)	$24,809	$25,170
Asia/Pacific	1,023	1,042
Europe/Africa/Middle East	656	717

	$26,488	$26,929

Net sales information by product category is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Wire line access	$6,862	$3,553	$13,976	$9,591
Cable broadband	3,605	2,807	7,145	5,964
Fiber optics	3,628	3,193	5,811	5,527
Signaling	909	756	1,873	1,085

	$15,004	$10,309	$28,805	$22,167

No single customer accounted for 10% or more of the Company's sales during the three months ended June 30, 2004 and 2003. Sales to one customer, SBC Communications Inc., were $3,206,000, or 11% of the Company's total sales, during the six months ended June 30, 2004. No other single customer accounted for 10% or more of the Company's total sales during this period, and no single customer accounted for 10% or more of the Company's total sales during the six months ended June 30, 2003.

(12)    Correction to Unaudited First Quarter Financial Results

During the closing of the three month period ended June 30, 2004, the Company detected an immaterial misstatement in its previously reported results for the three months ended March 31, 2004, consisting of a $315,000 overstatement of cost of sales and a related $109,000 understatement of income tax expense. The Company's condensed consolidated financial statements and footnotes thereto for the three and six months ended June 30, 2004 are presented as if the previously reported results for the three months ended March 31, 2004 were adjusted to correct these misstatements. The Company does not believe that these adjustments are material to its financial position or results of operations as of and for the three months ended March 31, 2004.

Previously reported and restated amounts on the Company's condensed consolidated statement of operations for the three months ended March 31, 2004 are as follows (in thousands, except per share data):
	Previously Reported	Restated
Cost of sales	$4,250	$3,935
Gross profit	$9,551	$9,866
Income (loss) from operations	$(135)	$180
Income (loss) before income taxes	$(82)	$233
Income tax expense	$7,410	$7,519
Net loss	$(7,492)	$(7,286)
Loss per share - Basic	$(0.15)	$(0.15)
Loss per share - Diluted	$(0.15)	$(0.15)

(13)    Statement of Cash Flows

During the six months ended June 30, 2004, the Company began presenting its Condensed Consolidated Statement of Cash Flows using the direct method. Following is a reconciliation of net income (loss) to net cash provided by operating activities:

	Six Months Ended June 30,
	2004	2003
Net loss	$(6,473)	$(4,568)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,636	3,944
Amortization of deferred stock-based compensation	267	1,012
Provision for (reversal of) losses on accounts receivable	(389)	(145)
Loss on disposal of property and equipment	92	167
Purchased in-process research and development	—	37
Gain on sale of marketable securities	(433)	—
Deferred income taxes	7,372	(334)
Changes in operating assets and liabilities, net of acquisition balances:
Accounts receivable	3,505	7,104
Inventories	(3,691)	(1,797)
Prepaid expenses and other assets	(204)	175
Accounts payable and accrued expenses	(527)	(1,175)
Income taxes receivable and payable	489	(2,814)
Deferred revenue	(294)	(575)

Net cash provided by operating activities	3,350	1,031

(14)    Litigation

On March 31, 2004, Acterna, LLC ("Acterna") filed a lawsuit against the Company and Consultronics, Ltd. and Consultronics, Inc. (the latter two, collectively, "Consultronics") in the United States District Court for the District of Maryland. Acterna alleges that the Company's SunSet xDSL and SunSet MTT products infringe its United States Patent Nos. 6,064,721 (the "'721 patent"), 6,385,300 (the "'300 patent"), and 6,590,963 (the "'963 patent") and that the Company's STT product infringes its United States Patent No. 5,511,108 (the "'108 patent"). Acterna also alleges that the Consultronics CoLT 450 product infringes its '721 patent. Acterna seeks injunctive relief, unspecified damages, and attorneys' fees and costs. The Company is defending itself against Acterna's allegations and is seeking declaratory judgment that its products do not infringe the '721 patent, the '300 patent, the '963 patent, or the '108 patent; that the '721 patent, the '300 patent, the '963 patent, and the '108 patent are invalid; and that the '721 patent, the '300 patent, the '963 patent, and the '108 patent are unenforceable. In addition, the Company is seeking declaratory judgment that its products do not infringe a fifth, recently issued Acterna patent, United States Patent No. 6,738,454 (the "'454 patent"). The '454 patent is a continuation patent related to the '721 patent, the '300 patent, and the '963 patent. With this amended claim, the Company also seeks declaratory judgment that the '454 patent is invalid and unenforceable. The Company believes that the lawsuit against it is without merit, and the Company intends to defend itself vigorously against the allegations that Acterna is making against it.

Separately on April 23, 2004, the Company filed a lawsuit against Acterna in the United States District Court for the Northern District of California. The lawsuit alleges that Acterna's ANT-5 SDH Access Tester and ANT-20 Advanced Network Tester infringe the Company's United States Patent No. 5,619,489 (the "'489 patent"). The Company seeks injunctive relief, unspecified damages, and attorneys' fees and costs.

The Company is presently unable to estimate the likely costs of the litigation and/or any potential future losses to it that might result from its litigation with Acterna.

From time to time, the Company may be involved in litigation or other legal proceedings, including those noted above, relating to claims arising out of its day-to-day operations or otherwise. Litigation is inherently uncertain, and the Company could experience unfavorable rulings. Should it experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations, or cash flows or on its business for the period in which the ruling occurs or future periods.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward-looking statements. Words such as "expects", "anticipates", "estimates", "intends", "plans", "believes", "may", "might", "will", and similar words and expressions are intended to identify forward-looking statements. In particular, our stated expectation of our revenue for the quarter ending September 30, 2004 is a forward-looking statement. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not necessarily limited to, those set forth below under "Risk Factors Affecting Future Operating Results." The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report.

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

For the past three years, many companies in the telecommunications industry throughout the world have been experiencing decreased profitability resulting from several factors. The most significant of these factors are the overbuilding of certain portions of the telecommunications infrastructure during the late 1990s and the increased overlap between the previously separate businesses of wireless, local telephone service, and cable TV service, which has led to increased competition. We have been affected by this downturn, and after nine consecutive years of profitability, we were unprofitable during each of the years ended December 31, 2002 and 2003 and during the six months ended June 30, 2004. However, through conservative financial management, we continued to generate positive cash flows from operating activities during this time, and we ended the second quarter of 2004 with a strong cash position and very low debt levels. We compete in the challenging telecommunications equipment market by pursuing a strategy of offering products that address the needs of a diverse group of telecommunications service providers and by investing heavily in research and development to create high-quality products that address evolving telecommunications technologies in innovative ways. We also continuously work to minimize operating costs while executing this strategy.

We assess the overall performance of our business primarily through the use of financial metrics. Management considers several metrics to be particularly important when assessing past business success and projecting future performance. Two such metrics are working capital, which we attempt to maintain at a high level, and debt, which we attempt to maintain at a low level. We have been able to maintain favorable levels of these metrics by generating cash flows from our operating activities and by carefully considered investing and financing decisions, such as capital investments, business acquisitions, dividends, and stock buybacks.

Ultimately, our ability to consistently generate substantial positive cash flows is the primary indicator of our business's success and is imperative for our business's survival. This metric is discussed in the "Liquidity and Capital Resources" section of this MD&A.

Management also closely monitors profitability. In general, profitability provides an indication of our ability to generate present and future cash flows from our operating activities, although profitability can also be influenced by non-cash items. The key components of our profitability are net sales, cost of sales, and operating expenses. See the discussion in the next paragraph and the "Comparison of Three-Month Periods Ended June 30, 2004 and 2003" and the "Comparison of Six-Month Periods Ended June 30, 2004 and 2003" sections of this MD&A for more information about our profits and losses.

Our net loss for the six months ended June 30, 2004, calculated in accordance with accounting principles generally accepted in the United States, was $6.5 million. This amount included the effect of a charge for recording a valuation allowance on our net deferred tax assets for most jurisdictions. This was a non-cash charge and does not imply that we owe additional income taxes, but the charge increased our net loss by $7.3 million from what it otherwise would have been. Without this non-cash charge, our net income for the six months ended June 30, 2004 would have been $0.8 million. We believe that it is important to consider what our net loss would have been without this charge, because we have not previously had any similar charges and believe that we are unlikely to have any similar charges in the future. Therefore, considering our financial results without this charge may provide a more meaningful indication of our future prospects than the presentation of our operating results that includes this charge. This non-cash charge is discussed further in the "Comparison of Six-Month Periods Ended June 30, 2004 and 2003" section of this MD&A.

We see additional signs of improvement in our financial performance. Our net sales for the three and six months ended June 30, 2004 exceeded net sales for the same periods during 2003. Our backlog at June 30, 2004 was $4.8 million. Although this was a $1.1 million decrease from backlog of $5.9 million at March 31, 2004 and a $1.6 million decrease from backlog of $6.4 million at December 31, 2003, it was a $1.8 million increase from backlog of $3.0 million at June 30, 2003. Based on the June 30, 2004 backlog, emerging order flow patterns, and usual seasonality, we expect sales for the three months ending September 30, 2004 to be between $12.0 million and $16.0 million. If we achieve the midrange of this forecast level of sales, it would represent the fourth consecutive quarter in which our sales were higher than in the same quarter of the prior year. Also, during the three months ended June 30, 2004, we had our third consecutive quarter with income from operations.

During the closing of the three month period ended June 30, 2004, we detected an immaterial misstatement in our previously reported results for the three months ended March 31, 2004, consisting of a $315,000 overstatement of cost of sales and a related $109,000 understatement of income tax expense. Our condensed consolidated financial statements and footnotes thereto for the three and six months ended June 30, 2004 are presented as if the previously reported results for the three months ended March 31, 2004 were adjusted to correct these misstatements. We do not believe that these adjustments are material to our financial position or results of operations as of and for the three months ended March 31, 2004.

Sources of Net Sales

We generate our cash flows primarily from selling telecommunications network testing equipment, and our future cash flows are largely dependent on our continuing ability to sell our products and collect cash from our customers for those sales. We consider investments in research and development and selling and marketing activities and the continued development of new products to be critical to our ability to generate strong sales volume in the future, and we continually seek to offer new products to meet our customers' needs. Notably, during the three months ended June 30, 2004, we introduced a multi-service analyzer module and a fiber analysis module for our SunSet STT product line, enhanced the capabilities of our fiber-optics field testing set, the SunSet OCx, and added web browsing and VoIP capabilities to our CM cable broadband testing product family.

We sell our products predominantly to large telecommunications service providers. This group of customers generally commits significant resources to the evaluation of our and our competitors' products and requires each vendor to expend substantial time, effort, and money educating them about the value of the proposed solutions before they agree to purchase any amount of products. Delays associated with potential customers' internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twenty-four months. During the past three years, we have observed a significant decline in capital spending in the telecommunications industry, which may lengthen the sales cycle further. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements or requirements contracts. As a result, we commit resources to the development and production of products without having received advance or long-term purchase commitments from customers. We anticipate that our operating results for any given period will continue to be dependent on purchase orders, which can be delayed or cancelled by our customers without penalty.

Historically, a significant portion of our net sales has come from a small number of relatively large orders from a limited number of customers. During the three months ended June 30, 2004 and 2003, we did not have sales to any one customer that were 10% or more of our total sales. During the six months ended June 30, 2004, sales to one customer, SBC Communications Inc., were $3.2 million, or 11% of our total sales. No other single customer accounted for 10% or more of our sales during this period, and no single customer accounted for 10% or more of our total sales during the six months ended June 30, 2003. Overall, we anticipate that our operating results for any given period will be dependent on a relatively small number of customers.

Our sales have been seasonal in nature and tied to the buying patterns of our customers. Prior to 2000, the largest volume of quarterly sales had usually been during the last calendar quarter of the year, as customers spent the unused portions of their annual budgets. In 2000 and 2001, there was a change in this fourth quarter seasonality as our customers had fewer remaining unused budget dollars available to generate an increase in the fourth quarter seasonal sales. In 2002 and 2003, however, we saw a return to the pre-2000 pattern, with increased sales in the fourth quarter. Typically, our sales for the first quarter are substantially below sales for the preceding fourth quarter, as our customers usually do not release and begin spending on their annual budgets until late in the first quarter. This pattern continued during the first quarter of 2004, and then sales increased during the second quarter. Market conditions in our industry are currently too uncertain for us to predict whether these patterns will continue. We expect that our quarterly operating results may fluctuate significantly and will be difficult to predict due to the lengthy and unpredictable buying patterns of our customers, the degree to which our customers allocate and spend their yearly budgets, and the timing of our customers' budget processes. See "Risk Factors Affecting Future Operating Results—Quarterly Fluctuations."

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

A substantial portion of our net sales have come from customers located outside of the United States, and we believe that future growth may depend on growth of our sales in international markets. These sales are primarily dollar denominated, which limits our financial exposure to currency exchange rate fluctuations. Currently, we have a manufacturing facility in Taipei, Taiwan; a manufacturing, research, development, and sales facility in Anjou, Canada; a manufacturing, research, development, and sales facility in Modena, Italy; and a research and development facility in Geneva, Switzerland. We also have a representative liaison office in Beijing, China, and sales offices in Tokyo, Japan; Seoul, Korea; Stuttgart, Germany; and Barbados.

We have a small amount of sales denominated in Euros and the Canadian dollar, and in prior years we have used derivative financial instruments to hedge foreign exchange risks. At June 30, 2004, we had no derivative financial instruments. To date, foreign exchange exposure from sales has not been material to our operations. We also have been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. We may choose to limit this exposure by using hedging strategies. See "Risk Factors Affecting Future Operating Results—Risks of International Operations."

Cost of Sales

Our cost of sales consists primarily of the following:

-	Direct material costs of product components, manuals, product documentation, and product accessories;
-	Production wages, taxes, and benefits;
-	Allocated production overhead costs;
-	Warranty costs;
-	Costs of board level assembly by third party contract manufacturers; and
-	Scrapped and reserved material originally purchased for use in the production process.

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

During the six months ended June 30, 2004 and 2003, we recorded amortization of deferred stock-based compensation expense of $0.3 million and $1.0 million, respectively, related to the grant of stock options at exercise prices subsequently deemed to be below fair market value. Compensation expense related to these options, which were granted in 1999 and the first quarter of 2000, has been amortized on a straight-line basis over the respective four-year vesting periods of the options and charged to the departments of the employees who received these option grants. During the first six months of 2004, we allocated amortization of deferred stock-based compensation expense of $0.1 million to research and development expense, $0.1 million to selling and marketing expense, and $0.1 million to general and administrative expense. During the first six months of 2003, we allocated amortization of deferred stock-based compensation expense of $0.1 million to cost of sales, $0.4 million to research and development expense, $0.3 million to selling and marketing expense, and $0.2 million to general and administrative expense. At June 30, 2004, no further deferred stock-based compensation expense remained to be amortized.

Also, during the six months ended June 30, 2004 and 2003, we charged $1.5 million and $1.8 million, respectively, to general and administrative expense for amortization of intangible assets obtained through business acquisitions.

Litigation

On March 31, 2004, Acterna, LLC ("Acterna") filed a lawsuit against us in the United States District Court for the District of Maryland alleging that our SunSet xDSL, SunSet MTT, and STT products infringe certain patents owned by Acterna. We are defending ourselves against Acterna's allegations and are seeking declaratory judgment that our products do not infringe these patents and another related patent that Acterna has not yet asserted against us. On April 23, 2004, we filed a lawsuit against Acterna in the United States District Court for the Northern District of California asserting that two of Acterna's products infringe a patent owned by us. We believe that Acterna's lawsuit against us is without merit, and we intend to vigorously defend against the claims being made against us. However, we cannot assure you as to the outcome of this litigation, nor can we presently estimate any potential losses or costs to us that might result from this litigation. See "Part II—Other Information: Item 1. Legal Proceedings." See also "Risk Factors Affecting Future Operating Results—Intellectual Property Risks" in this MD&A.

Results of Operations

Comparison of Three-Month Periods Ended June 30, 2004 and 2003

Net Sales.    Net sales increased 46%, to $15.0 million, during the three months ended June 30, 2004 from $10.3 million during the same period of 2003. Sales of our wire line access products increased by $3.3 million, sales of our cable broadband products increased by $0.8 million, sales of our fiber optics products increased by $0.4 million, and sales of our protocol products increased by $0.2 million. The increase in wireline access product sales was generally driven by demand for our SunSet MTT, xDSL-CLT, SunSet E20, and PC-ADSL products. Among cable broadband products, increased sales of our AT2500R system more than offset decreased sales of our CaLan N1776A product lines, and among fiber optics products, a decrease in sales of our SunSet OcX and SunSet SDH products were more than offset by increased sales of the SunSet 10G product and increased sales of fiber optics modules for our SunSet MTT. The increase in protocol product sales is due to sales of our NeTracker and 3G Master products. During the three months ended June 30, 2004, our revenues were not significantly affected by changes in prices.

Sales during the three months ended June 30, 2004 increased $0.7 million, or 11%, in North America, $2.5 million, or 152%, in Asia, and $1.6 million, or 119%, in Europe/Africa/Middle East, compared with the same period of 2003. These increases were partially offset by a sales decrease of $0.1 million, or 23%, in Latin America. The increase in North American sales was primarily due to increased sales of our wireline access products, which were partially offset by decreased sales of our fiber optics and protocol products. Our growth in Asia reflects the results of our ongoing development of distribution channels in this region, leading to increased sales of wireline access, cable broadband, and fiber optics products, and our growth in Europe is the result of ongoing development of distribution channels in that region, as well, leading to growth in sales of cable broadband, fiber optics, and protocol products.  Sales to Latin America remain a small part of our business; small changes in order volume from this region can represent large percentage fluctuations. International sales, including sales to Canada, increased to $7.9 million, or 52% of total net sales, for the three months ended June 30, 2004, from $3.5 million, or 34% of net sales during the same period of 2003.

Cost of Sales.    Cost of sales decreased 4% to $3.9 million during the three months ended June 30, 2004, from $4.0 million during the same period of 2003. The following factors were the primary contributors to the decrease in cost of sales. First, during the three months ended June 30, 2004, we used in the production of products we sold materials with an original cost of $0.6 million that had previously been fully reserved as excess. Also, during the six months ended June 30, 2004, we only reserved an additional $0.2 million of inventory as excess or obsolete, while we reserved $0.4 million during the same period of 2003. These changes in our inventory reserve net to a $0.8 million reduction in cost of goods sold between the two periods. Second, we have seen a significant increase in the proportion of our products manufactured at our plant in Taiwan, which is our lowest cost production facility. We have been making significant investments in this facility, and during January 2004, it became ISO 9001 certified, further improving its capability to be a centralized manufacturer for many of our products. This has been the main driver behind payroll and other cost savings of $0.6 million between the two periods. Partially offsetting these decreases was an increase in cost of sales of $1.1 million due to the increase in sales volume between the two periods and an increase in direct material cost rates. Cost of sales represented 26% and 39% of net sales during the three months ended June 30, 2004 and 2003, respectively.

Research and Development.    Research and development expenses decreased 8% to $3.8 million during the three months ended June 30, 2004, from $4.2 million during the same period of 2003. This decrease is primarily due to a $0.4 million decrease in payroll costs, which resulted primarily from reduced bonus expenses and the end of our stock-based compensation charges.  Stock-based compensation charges ended because we fully amortized the deferred stock-based compensation, which related to certain options issued during 1999 and 2000. Research and development expenses were 25% and 40% of net sales during the three months ended June 30, 2004 and 2003, respectively. Research and development expenses tend to fluctuate from period to period, depending on requirements at the various stages of our product development cycles. Through our research and development activities, we are attempting to balance two conflicting strategic priorities. The first is to tightly control costs in response to sales volume that has significantly decreased over the last three years. The second is to continue to develop products that address customer needs in a rapidly changing and very competitive market. In any given time period, research and development expenses may increase in absolute dollars and/or as a percentage of sales, as we continue to invest in product development and expand our product lines.

Selling and marketing.    Selling and marketing expenses increased 4% to $4.3 million during the three months ended June 30, 2004, from $4.2 million during the same period of 2003. This increase is the net effect of an increase in commission expense resulting from the increase in our net sales, and a partially offsetting reduction in payroll expenses, which was largely the result of the end of our stock-based compensation charges. Selling and marketing expenses were 29% and 40% of net sales during the three months ended June 30, 2004 and 2003, respectively.

General and Administrative.    General and administrative expenses were unchanged at $2.5 million during the three months ended June 30, 2004 and 2003. Decreased payroll costs, including the effect of the end of our stock-based compensation charges, were offset by increased legal and professional fees. General and administrative expenses were 16% and 24% of net sales during the three months ended June 30, 2004 and 2003, respectively. General and administrative expenses may increase in absolute dollars in future periods, as legal expenditures might increase as a result of recent litigation. See the discussion of our litigation in the "Overview" section of this MD&A.

Other Income, Net.    Other income, net primarily represents interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net decreased to $0.3 million during the three months ended June 30, 2004, from $0.4 million during the same period of 2003. This was primarily due to foreign exchange fluctuations offsetting a $0.4 million gain we realized on the sale of 787,000 shares of the common stock of Top Union Electronics Corp. ("Top Union"), a contract manufacturer in Taiwan. After these sales, our remaining investment in Top Union was 2,920,965 shares.

Income Taxes Expense (Benefit).    Income tax expense (benefit) consists primarily of federal, state, and international income taxes. We recorded income tax expense of $0.1 million during the three months ended June 30, 2004 and an income tax benefit of $1.6 million during the same period of 2003. During the three months ended March 31, 2004, we recorded a valuation allowance against all of our deferred tax assets in most jurisdictions.  Therefore, our income tax expense during the three months ended June 30, 2004 pertained only to certain foreign subsidiaries that had taxable income. Our income tax benefit during the three months ended June 30, 2003 was the result of applying a 39% effective tax rate to our net loss before income taxes.

We determined the valuation allowance on deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which require that we weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the future tax consequences attributable to operating losses and tax credit carryforwards. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. We evaluated all significant available positive and negative evidence, including the existence of cumulative net losses in recent periods, benefits that could be realized from available tax strategies, and forecasts of future taxable income, in determining the need for a valuation allowance on our deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence, such as the resumption of a consistent earnings pattern, exists to support its reversal in accordance with SFAS No. 109. If some or all of the valuation allowance were reversed, our statement of operations for the period in which the reversal occurred would include an income tax benefit for the amount that was reversed, in addition to the effect of any changes in deferred tax assets and liabilities occurring during that period. Until such time, we will not record any significant tax benefits on any future operating losses.

Comparison of Six-Month Periods Ended June 30, 2004 and 2003

Net Sales.    Net sales increased 30%, to $28.8 million, during the six months ended June 30, 2004 from $22.2 million during the same period of 2003. Sales of our wire line access products increased by $4.4 million, sales of our cable broadband products increased by $1.1 million, sales of our fiber optics products increased by $0.3 million, and sales of our protocol products increased by $0.8 million. The increase in wireline access product sales was generally driven by demand for our SunSet MTT, xDSL-CLT, SunSet E20, and PC-ADSL products. Among cable broadband products, increased sales of our AT2500R system more than offset decreased sales of our CM and CaLan N1776A product lines, and among fiber optics products, a decrease in sales of our SunSet OcX product was more than offset by increased sales of the SunSet 10G and SunSet SDH products and increased sales of fiber optics modules for our SunSet MTT. The increase in protocol product sales is due to sales of our NeTracker and 3G Master products. During the six months ended June 30, 2004, our revenues were not significantly affected by changes in prices.

Sales during the six months ended June 30, 2004 increased $1.6 million, or 12%, in North America, $2.9 million, or 68%, in Asia, and $2.4 million, or 69%, in Europe/Africa/Middle East, compared with the same period of 2003. These increases were partially offset by a sales decrease of $0.3 million, or 45%, in Latin America. The increase in North American sales was primarily due to increased sales of our wireline access products, which were partially offset by decreased sales of our fiber optics and protocol products. Our growth in Asia reflects the results of our ongoing development of distribution channels in this region, leading to increased sales of wireline access, cable broadband, fiber optics, and protocol products, and our growth in Europe is the result of ongoing development of distribution channels in that region, as well, leading to growth in sales of wireline access, cable broadband, fiber optics, and protocol products.  Sales to Latin America remain a small part of our business; small changes in order volume from this region can represent large percentage fluctuations. International sales, including sales to Canada, increased to $14.7 million, or 51% of total net sales, for the six months ended June 30, 2004, from $8.9 million, or 40% of net sales during the same period of 2003.

Cost of Sales.    Cost of sales decreased 9% to $7.8 million during the six months ended June 30, 2004, from $8.5 million during the same period of 2003. The following factors were the primary contributors to the decrease in cost of sales. First, during the six months ended June 30, 2004, we used in the production of products we sold materials with an original cost of $0.6 million that had previously been fully reserved as excess. Also, during the six months ended June 30, 2004, we only reserved an additional $0.2 million of inventory as excess or obsolete, while we reserved $0.6 million during the same period of 2003. These items net to a $1.0 million reduction in cost of goods sold between the two periods. Second, we have seen a significant increase in the proportion of our products manufactured at our plant in Taiwan. This has been the main driver behind payroll and other cost savings of $0.7 million between the two periods. Partially offsetting these decreases was a net increase in cost of sales of $1.0 million due to the net effect of changes in sales volume and direct material cost rates between the two periods. Cost of sales represented 27% and 38% of net sales during the six months ended June 30, 2004 and 2003, respectively.

Research and Development.    Research and development expenses decreased 8% to $7.7 million during the six months ended June 30, 2004, from $8.4 million during the same period of 2003. This decrease is primarily due to a $0.5 million decrease in payroll costs, which resulted from reduced bonus expenses and decreased stock-based compensation charges. Research and development expenses were 27% and 38% of net sales during the six months ended June 30, 2004 and 2003, respectively.

Selling and marketing.    Selling and marketing expenses decreased 3% to $8.3 million during the six months ended June 30, 2004, from $8.5 million during the same period of 2003. This decrease is the net effect of small reductions in payroll expense, which was largely a result of the end of our stock-based compensation charges, and a partially offsetting increase in commission expense resulting from the increase in our net sales. Selling and marketing expenses were 29% and 38% of net sales during the six months ended June 30, 2004 and 2003, respectively.

General and Administrative.    General and administrative expenses decreased 10% to $4.3 million during the six months ended June 30, 2004, from $4.8 million during the same period of 2003. The decrease in general and administrative expense resulted primarily from a net $0.3 million reversal in our allowance for doubtful accounts, a $0.3 million decrease in amortization of intangible assets, and a $0.2 million decrease in payroll costs, largely as a result of the end of our stock-based compensation charges. The reduction in our allowance for doubtful accounts is the result of our ability to collect more of our accounts receivable than we had originally forecast based on our historical experience. The reduction in amortization of intangible assets is the result of completing the amortization of intangible assets acquired during 1999 and 2000.  These decreases were partially offset by a $0.3 million increase in legal expenses. General and administrative expenses were 15% and 22% of net sales during the six months ended June 30, 2004 and 2003, respectively.

Other Income, Net.    Other income, net primarily represents interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net decreased 24%, to $0.4 million during the six months ended June 30, 2004, from $0.5 million during the same period of 2003. This was primarily due to foreign exchange fluctuations offsetting a $0.4 million gain we realized on the sale of 787,000 shares of the common stock of Top Union.

Income Taxes Expense (Benefit).    Income tax expense (benefit) consists primarily of federal, state, and international income taxes. We recorded income tax expense of $7.6 million during the six months ended June 30, 2004 and an income tax benefit of $2.9 million during the same period of 2003. Of the 2004 expense, $7.3 million was the result of recording a valuation allowance against all of our net deferred tax assets in most jurisdictions during the three months ended March 31, 2004. The remaining $0.3 million of income tax expense pertained to certain foreign subsidiaries that had taxable income. Our income tax benefit during the six months ended June 30, 2003 was the result of applying a 39% effective tax rate to our net loss before income taxes.

Liquidity and Capital Resources

Cash Requirements and Capital Resources

As of June 30, 2004 and December 31, 2003, we had working capital of $50.3 million and $54.7 million, respectively, and cash and cash equivalents of $40.4 million and $39.9 million, respectively. We had $1.5 million and $2.1 million, respectively, in fair-value investments in marketable securities that consist entirely of the common stock of Top Union. These securities are considered to be "available-for-sale", as that term is defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly we carry them at their fair value on our balance sheet, with the unrealized gain deferred as a component of stockholders' equity. Because our holding is large relative to the normal trading volume in Top Union stock, we do not consider this to be a liquid investment, and therefore, we classify it as a non-current asset. During the six months ended June 30, 2004, we realized a gain of $0.4 million by selling shares of these securities, with a cost basis of $0.2 million, for $0.6 million.

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

Cash provided by operating activities was $3.4 million during the six months ended June 30, 2004, compared with $1.0 million during the same period of 2003. The $2.4 million increase in cash provided by operating activities was primarily due to a $3.6 million increase in cash collected from customers, and it was partially offset by a $1.1 million increase in cash paid to suppliers and employees. The increase in cash collected from customers is attributable to our increased sales during the six months ended June 30, 2004 and the three months ended December 31, 2003 over the comparable periods in 2003 and 2002. The increase in cash paid to suppliers and employees was primarily in support of these increased sales. In general, our ability to continue to generate positive cash flows from operations will depend on our ability to generate and collect cash from future sales, while maintaining a cost structure lower than those sales amounts. Therefore, sales volume is the most significant uncertainty in our ability to maintain positive cash flows from operations.

Cash used in investing activities was $0.7 million during the six months ended June 30, 2004, compared with $1.0 million during the same period of 2003. During the six months ended June 30, 2004, $1.4 million of capital expenditures was partially offset by $0.6 million received from the sale of marketable securities. During the six months ended June 30, 2003, capital expenditures were $1.5 million, we spent $0.6 million for the acquisition of GIE GmbH, and we received $1.0 million from the sale upon maturity of our holdings of auction rate securities and marketable debt securities.  As of June 30, 2004, we had no plans for large capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash used in financing activities was $2.3 million during the six months ended June 30, 2004, compared with cash provided by financing activities of $0.2 million during the same period of 2003. During the first six months of 2004, the primary financing activities that used cash were cash dividends of $2.5 million, a $0.2 million increase in restricted cash, and the repayment of notes payable of $0.1 million.  The primary financing activities that provided cash were $0.3 million in proceeds from the issuance of shares under our employee stock purchase plan ("ESPP") and employees exercising stock options for $0.2 million. During the first six months of 2003, $0.2 million of borrowing under notes payable was repaid and $0.2 million was received from sales of shares under the ESPP and $0.1 million was received from employees exercising stock options. In January 2004, our Board of Directors announced plans to institute an annual dividend payment, and the year 2004 dividend was paid during February.

Our outstanding debt at June 30, 2004 consisted primarily of a $0.9 million loan from the Italian government for research and development use that is payable in semi-annual payments starting in the second half of 2003 and ending in 2011, and nine notes payable, related to acquisitions, totaling $0.4 million that are being paid in quarterly installments ending in 2007. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook, or an inability to achieve such changes, which would have any significant impact on our operations. We are not subject to any debt covenants that we believe might have a material impact on our business.

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

Deferred Income Tax Assets and Liabilities

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for the future tax consequences attributable to operating loss and tax credit carryforwards. In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. If we obtain information that causes our forecast of future taxable income to change or if taxable income differs from our forecast, we may have to revise the carrying value of our deferred tax assets, which would affect our net income in the period in which the change occurs. The ultimate realization of certain other deferred tax assets is dependent on our ability to carry forward or back operating losses and tax credits. If changes in the tax laws occur that inhibit our ability to carry forward or back operating losses or tax credits, we will recognize the effect on our deferred tax assets in the results of operations of the period that includes the enactment date of the change. Furthermore, we measure our deferred tax assets and liabilities using the enacted tax laws expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. If tax laws change, we will recognize the effect on our deferred tax assets and liabilities in the results of operations of the period that includes the enactment date of the change. As discussed in the "Results of Operations" section of this MD&A, during the six months ended June 30, 2004, we recorded a $7.3 million charge to establish a valuation allowance against all of our net deferred tax assets in most jurisdictions.

Revenue Recognition

We recognize revenue from a customer order when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. For product sales, we consider delivery to have occurred when title and risk of loss have been transferred to the customer, which is usually at the time that the product has been picked up by a common carrier. For services, we consider delivery to have occurred once the service has been provided. We use objective evidence of fair value to allocate revenue to elements in multiple element arrangements and recognize revenue when the criteria for revenue recognition have been met for each element. In the absence of objective evidence of the fair value of a delivered element, we allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. The price charged when an element is sold separately generally determines fair value.

When the arrangement with the customer includes future obligations or obtaining customer acceptance, we recognize revenue when those obligations have been met or customer acceptance has been received. We defer revenue from the sales of service and support to be provided under our extended warranty programs and recognize it on a straight-line basis over the extended warranty period. Deferred revenue represents amounts received from customers in advance of services and support to be provided under extended warranty programs and amounts received for product sales prior to customer acceptance. Provisions are recorded at the time of sale for estimated product returns, standard warranty obligations, and customer support.

Off-Balance Sheet Arrangements

As of June 30, 2004, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Contractual Obligations

During the six months ended June 30, 2004, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheet.

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

The factors listed above may affect our business and stock price in several ways. Given our high fixed costs from overhead, research and development, advertising and marketing, general and administrative, and other activities necessary to run our business, if our net sales are below our expectations in any quarter, we may not be able to adjust spending accordingly. For example, during 2002, our net sales declined 31% from 2001, but our operating expenses only declined 13%, mainly because of the relatively high fixed costs in our operations. Our stock price may decline and may be volatile, particularly if public market analysts and investors perceive the factors listed above to exist. Furthermore, the above factors, taken together may make it more difficult for us to issue additional equity in the future or raise debt financing to fund future acquisitions and accelerate growth.

Reduced Sales—Our sales have declined from the levels of three years ago and we are experiencing difficulty predicting future operating results.

During the last three quarters, our sales have increased over the same quarters in the preceding years. However, because of unfavorable economic and market conditions over the last three years, our quarterly sales have generally declined or been flat since the beginning of 2001, and we are still unable to predict future sales accurately and are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include the following:

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

The economic downturn in the telecommunications and cable broadband industries has been characterized by diminished product demand, excess manufacturing capacity, and the increasing erosion of average selling prices. The downturn has adversely affected the businesses and cash flows of many of our customers and has even caused some of them to file for bankruptcy. We are uncertain how long the current downturn will last. Continuation of the downturn or any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and services and also would further limit our customers' ability to pay for the products that they buy from us. All of these circumstances could harm our consolidated financial position, results of operations, cash flows, and stock price and could hinder our ability to reach our goals for restoring long-term profitability and growth.

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

Sales of our DSL and other wireline access products represented approximately 49% of our net sales during the first six months of 2004 and 44% during the full year 2003. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. A competitive local exchange carrier is a company that, following the Telecommunications Act of 1996, is authorized to compete in a local communications services market. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may at any time adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

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

After the passage of the Telecommunications Act of 1996, the telecommunications industry experienced rapid growth. The growth led to rapid innovations in technology, intense competition, short product life cycles, and, to some extent, regulatory uncertainty inside and outside the United States. However, the course of the development of the telecommunications industry is difficult to predict. Companies operating in this industry have a difficult time forecasting future trends and developments and forecasting customer acceptance of competing technologies. One possible effect of this uncertainty is that there is, and may continue to be, a delay or a reduction in these companies' investment in their business and purchase of related equipment, such as our products, and a reduction in their and our access to capital. In addition, deregulation may result in a delay or a reduction in the procurement cycle because of the general uncertainty involved with the transition period of businesses.

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

Customer Concentration—A limited number of customers account for a high percentage of our net sales, and any adverse factor affecting these customers or our relationship with these customers could cause our net sales to decrease significantly.

Our customer base is concentrated, and a relatively small number of companies have accounted for a large percentage of our net sales. Net sales from our top ten customers represented approximately 42% of total net sales during the six months ended June 30, 2004 and 45% in the full year 2003. Net sales to one customer, SBC Communications Inc., were 11% of our total net sales during the six months ended June 30, 2004. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period.

The loss of a major customer or the reduction, delay, or cancellation of orders from one or more of our significant customers could cause our net sales and, therefore, profits to decline. In addition, many of our customers are able to exert substantial negotiating leverage over us. As a result, they may cause us to lower the prices that we charge them, and they may successfully negotiate other terms and provisions that may negatively affect our business and profits.

Goodwill Valuation—Our financial results could be materially and adversely affected if we determine that the book value of goodwill is higher than its fair value.

Our balance sheet at June 30, 2004 includes an amount designated as "goodwill" that represents approximately 12% of our total assets and 13% of our total stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the acquired tangible and separately measurable intangible net assets. Under accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets, beginning in January 2002, the amortization of goodwill has been replaced with an "impairment test," which requires that we compare the fair value of goodwill to its book value at least annually, and more frequently if circumstances indicate a possible impairment.

The impairment testing is based on a market capitalization analysis. Accordingly, if our market capitalization were to diminish significantly, the book value of goodwill could be higher than the fair value, and we might need to record a non-cash impairment charge for the difference, which, depending on the amount, could materially and adversely affect our net income or loss and earnings per share.

Product Development—If we are unable to develop new products successfully and enhance our existing products, our future success may be threatened.

The market for our products is characterized by rapid technological advances, changes in customer requirements and preferences, evolving industry and customer-specific protocol standards, and frequent new product enhancements and introductions. Our existing products and our products currently under development could be rendered obsolete by the introduction of products involving competing technologies, by the evolution of alternative technologies or new industry protocol standards, or by the rival products of our competitors. These market conditions are more complex and challenging because of the high degree to which the telecommunications industry is fragmented.

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

We experienced rapid growth in revenues and in our business during 1999 and 2000 followed by significant slowdowns in 2001, 2002, and 2003 that have placed, and may continue to place, a significant strain on our management and operations. For example, our revenues increased to $113.5 million in 2000 from $61.5 million in 1999. Then revenues fell to $79.1 million in 2001, to $54.3 million in 2002, and then increased only slightly to $54.9 million in 2003. As a result of our historical growth and recent slowdown, we face several risks, including the following:

-	The need to improve our operational, financial, management, informational, and control systems to better support our level of operations;
-	The need to hire, train, and retain highly skilled personnel; and
-	The challenge to manage expenses without impacting development strategies or our long-term goals.

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
-
The unavailability of products or software licenses, resulting in the need to qualify new or alternative products or develop or license new software for our use and/or to reconfigure our products and manufacturing process, which could be lengthy and expensive processes;

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

Sales to customers located outside of the United States represented 51% of our net sales during the first six months of 2004, 39% of our net sales during the full year 2003, 30% during the full year 2002, and 38% during the full year 2001, and we expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including the following:

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

Any one or more of these factors may materially and adversely affect our ability to expand into international markets or our revenues and profits.

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

The cost, quality, and availability of our Taiwan operation is essential to the successful production and sale of our products. Our increasing reliance on this foreign subsidiary for manufacturing exposes us to risks that are not under our immediate control and which could negatively impact our results of operations. For example, a recurrence of the Severe Acute Respiratory Syndrome (SARS) outbreak that occurred in Asia last year could result in quarantines or closure of our manufacturing operation or its suppliers. In addition, transportation delays and interruptions, political and economic disruptions, the imposition of tariffs, quotas, or other import or export controls, changes in governmental policies and regulations, and natural disasters could also adversely impact our Taiwan operation and negatively impact our results of operations. See "Risk Factors Affecting Future Operating Results—Dependence on Sole and Single Source Suppliers" and "—Risks of International Operations" for a discussion of other risks associated with concentrating production activities at a facility that is outside the United States.

Concentration of Control—Our executive officers and directors retain significant control over us, which allows them to decide the outcome of matters submitted to stockholders for approval. This influence may not be beneficial to all stockholders.

As of June 30, 2004, Paul Ker-Chin Chang, Paul A. Marshall, and Robert C. Pfeiffer beneficially owned approximately 25%, 23%, and 13%, respectively, of our outstanding shares of common stock. Consequently, these three individual control approximately 61% of our outstanding shares of common stock and to the extent that they act together would be able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of stockholders. In addition, Mr. Chang, Mr. Marshall, and Mr. Pfeiffer constitute three of the six members of the board of directors and have significant influence in directing the actions taken by the board. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of our company may also have the effect of delaying or preventing a change in control of our company that other stockholders may consider desirable.

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

In addition, the terms of our customer agreements and purchase orders, which provide us with protection against unwarranted claims of product defects and errors, may not protect us adequately from unwarranted claims against us, unfair verdicts if a claim were to go to trial, settlement of these kinds of claims, or future regulation or laws regarding our products. Our defense against such claims in the future, regardless of their merit, could result in substantial expense to us, diversion of management time and attention, and damage to our business reputation and our ability to retain existing customers or attract new customers.

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

In addition, litigation has in the past been, and may in the future be, necessary to defend ourselves against third party claims or to enforce our own intellectual property rights. This kind of litigation is time-consuming and expensive to defend, prosecute, or resolve, and results in substantial diversion of management resources. We cannot ensure that we will be successful in any such litigation, that our intellectual property rights will be held valid and enforceable, or that we will otherwise be able to successfully defend ourselves or to protect our intellectual property and proprietary technology. See also the discussion of our litigation with Acterna, LLC in the "Overview" section of this MD&A.

In the future, we may receive additional notices from other holders of patents that raise issues as to possible infringement by our products. As the number of telecommunications test, measurement, and network management products increases and the functionality of these products further overlap, we believe that we may become subject to allegations of infringement given the nature of the telecommunications industry and the high incidence of these kinds of claims. Questions of infringement and the validity of patents in the field of telecommunications technologies involve highly technical and subjective analyses. These kinds of proceedings are time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, and could force us to enter into royalty or license agreements rather than dispute the merits of the proceeding initiated against us.

Anti-takeover Provisions—Anti-takeover provisions in our charter documents could prevent or delay a change of control and, as a result, negatively impact our stockholders.

Some provisions of our certificate of incorporation and bylaws may have the effect of discouraging, delaying, or preventing a change in control of our company or unsolicited acquisition proposals that some stockholders may consider favorable. These provisions provide for the following:

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
-
The potential negative effect on our financial statements from an increase in intangible assets, the write-off of research and development costs, and the high cost and expense of completing acquisitions.

We cannot ensure that we will locate suitable acquisition candidates or that, if we do, we will be able to acquire them and then integrate them effectively, efficiently, and successfully into our business.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We sell our products in North America, Asia, Europe, Africa, the Middle East, and Latin America and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a small amount of sales denominated in Euros and the Canadian dollar, which are also affected by changes in currency exchange rates. To hedge these risks, we have at certain times used derivative financial instruments. However, as of June 30, 2004, we had no derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations in the past.

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

At June 30, 2004, we owned 2,920,965 shares of the common stock of Top Union Electronics Corp. ("Top Union"), a Taiwan R.O.C. corporation, which we acquired as a strategic investment primarily during the years 1998 through 2000. These securities are considered to be "available-for-sale", as that term is defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly we carry them at their fair value on our balance sheet, with the unrealized gain deferred as a component of stockholders' equity. Because our holding is large relative to the normal trading volume in Top Union stock, we do not consider this to be a liquid investment, and therefore, we classify it as a non-current asset. The carrying amount of this investment on June 30, 2004 was $1,455,000. This amount may be affected by an adverse movement of equity market prices in Taiwan and internationally and would be affected by adverse movement in exchange rates. At June 30, 2004, we did not have any hedges to protect our Top Union investment against adverse movements in equity prices or exchange rates.

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

There was no change in our internal control over financial reporting during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On March 31, 2004, Acterna, LLC ("Acterna") filed a lawsuit against us and Consultronics, Ltd. and Consultronics, Inc. (the latter two, collectively, "Consultronics") in the United States District Court for the District of Maryland. Acterna alleges that our SunSet xDSL and SunSet MTT products infringe its United States Patent Nos. 6,064,721 (the "'721 patent"), 6,385,300 (the "'300 patent"), and 6,590,963 (the "'963 patent") and that our STT product infringes its United States Patent No. 5,511,108 (the "'108 patent"). Acterna also alleges that the Consultronics CoLT 450 product infringes its '721 patent. Acterna seeks injunctive relief, unspecified damages, and attorneys' fees and costs. We are defending ourselves against Acterna's allegations and are seeking declaratory judgment that our products do not infringe the '721 patent, the '300 patent, the '963 patent, or the '108 patent; that the '721 patent, the '300 patent, the '963 patent, and the '108 patent are invalid; and that the '721 patent, the '300 patent, the '963 patent, and the '108 patent are unenforceable. In addition, we are seeking declaratory judgment that our products do not infringe a fifth, recently issued Acterna patent, United States Patent No. 6,738,454 (the "'454 patent"). The '454 patent is a continuation patent related to the '721 patent, the '300 patent, and the '963 patent. With this amended claim, we also seek declaratory judgment that the '454 patent is invalid and unenforceable. We believe that the lawsuit against us is without merit, and we intend to defend ourselves vigorously against the allegations that Acterna is making against us.

Separately on April 23, 2004, we filed a lawsuit against Acterna in the United States District Court for the Northern District of California. The lawsuit alleges that Acterna's ANT-5 SDH Access Tester and ANT-20 Advanced Network Tester infringe our United States Patent No. 5,619,489 (the "'489 patent"). We seek injunctive relief, unspecified damages, and attorneys' fees and costs. See also "Risk Factors Affecting Future Operating Results—Intellectual Property Risks."

From time to time, we may be involved in litigation or other legal proceedings, including those noted above, relating to claims arising out of our day-to-day operations or otherwise. Litigation is inherently uncertain, and we could experience unfavorable rulings. Should we experience an unfavorable ruling, there exists the possibility of a material adverse impact on our financial condition, results of operations, or cash flows or on our business for the period in which the ruling occurs or future periods.

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                    None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                    None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 12, 2004. At the annual meeting, the following matter was voted upon:

Election of the following directors to serve for a term ending upon the 2007 annual meeting of stockholders or when their successors are elected and qualified:

Nominee	Total Votes For	Total Votes Withheld
Robert C. Pfeiffer	44,873,833	1,676,496
Jennifer J. Walt	46,262,582	287,747

Paul A. Marshall and Patrick Peng-Koon Ang continue to serve the Company for a term ending upon the 2005 annual meeting of stockholders or when their successors are elected and qualified, and Paul Ker-Chin Chang and Henry P. Huff continue to serve the Company for a term ending upon the 2006 annual meeting of stockholders or when their successors are elected and qualified.

ITEM 5.    OTHER INFORMATION

                    None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit 31.1—Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2—Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1—Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K

On April 22, 2004, the Registrant furnished a Current Report on Form 8-K reporting earnings for the three months ended March 31, 2004.*

* This furnished Current Report on Form 8-K is not deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE TELECOM INCORPORATED
(Registrant)
Date: August 11, 2004

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

Date: August 11, 2004

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date: August 11, 2004

By:	/s/ PAUL A. MARSHALL
Paul A. Marshall Acting Chief Financial Officer (Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Form 10-Q of Sunrise Telecom Incorporated for the three-month period ended June 30, 2004, we, Paul Ker-Chin Chang, President and Chief Executive Officer, and Paul A. Marshall, Acting Chief Financial Officer, respectively, of Sunrise Telecom Incorporated, hereby certify to the best of our knowledge, that:

(1) such Form 10-Q for the three-month period ended June 30, 2004 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the three-month period ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Sunrise Telecom Incorporated.

Date: August 11, 2004

By:	/s/ PAUL KER-CHIN CHANG
Paul Ker-Chin Chang President and Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2004

By:	/s/ PAUL A. MARSHALL
Paul A. Marshall Acting Chief Financial Officer (Principal Financial Officer)