Form 10-Q
period 2005-03-31
SUNRISE TELECOM INC
filed 2005-05-16
CIK 907152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

Yes  [   ]  No  [X]

As of May 8, 2005, there were 50,843,794 shares of the Registrant's Common Stock outstanding, par value $0.001.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$15,355	$17,758
Short-term investments	16,508	16,113
Accounts receivable, net of allowance of $493 and $799, respectively	10,301	15,111
Inventories	13,247	13,265
Prepaid expenses and other assets	1,387	1,305
Deferred tax assets	309	303
Total current assets	57,107	63,855

Property and equipment, net	27,253	27,176
Restricted cash	11	305
Marketable securities	1,540	1,433
Goodwill	12,633	12,729
Intangible assets, net	2,724	3,249
Deferred tax assets	7	7
Other assets	733	738
Total assets	$102,008	$109,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$213	$223
Accounts payable	1,595	2,190
Other accrued expenses	8,443	7,748
Product warranties liability	810	1,040
Income taxes payable	1,669	1,496
Deferred tax liabilities	132	133
Deferred revenue	303	459
Total current liabilities	13,165	13,289

Notes payable, less current portion	765	882
Deferred revenue	65	129
Other liabilities	—	2

Stockholders’ equity:
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 52,585,273 and 52,454,531 shares issued as of March 31, 2005 and December 31, 2004, respectively; 50,883,394 and 50,702,652 shares outstanding as of March 31, 2005 and December 31, 2004, respectively	51	51
Additional paid-in capital	70,205	69,993
Retained earnings	15,763	23,092
Accumulated other comprehensive income	1,994	2,054
Total stockholders’ equity	88,013	95,190
Total liabilities and stockholders’ equity	$102,008	$109,492

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2005	2004

Net sales	$11,718	$13,801
Cost of sales	4,039	3,935
Gross profit	7,679	9,866

Operating expenses:
Research and development	4,570	3,912
Selling and marketing	4,851	3,963
General and administrative	3,154	1,811
Total operating expenses	12,575	9,686

Income (loss) from operations	(4,896)	180
Other income, net	212	53

Income (loss) before income taxes	(4,684)	233
Income tax expense	106	7,519

Net loss	$(4,790)	$(7,286)

Loss per share:
Basic and diluted	$(0.09)	$(0.15)

Shares used in per share computation:
Basic and diluted	50,758	50,164

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Cash received from customers	$16,702	$18,474
Cash paid to suppliers and employees	(15,863)	(15,134)
Income taxes refunded (paid)	(71)	259
Interest and other receipts, net	223	153
Net cash provided by operating activities	991	3,752

Cash flows from investing activities:
Sales of short-term investments, net	2,000	4,000
Purchases of short-term investments, net	(2,395)	(8,997)
Capital expenditures	(732)	(355)
Net cash used in investing activities	(1,127)	(5,352)

Cash flows from financing activities:
Increase (decrease) in restricted cash	294	(200)
Payments on notes payable	(67)	(75)
Dividends paid	(2,539)	(2,507)
Proceeds from exercise of stock options	212	125
Net cash used in financing activities	(2,100)	(2,657)

Effect of exchange rate changes on cash and cash equivalents	(167)	128
Net decrease in cash and cash equivalents	(2,403)	(4,129)

Cash and cash equivalents at the beginning of the period	17,758	23,079
Cash and cash equivalents at the end of the period	$15,355	$18,950

Supplemental Disclosures
Cash paid for interest	$9	$10
Cash paid for (refunded from) income taxes	$—	$(259)

See accompanying notes to condensed consolidated financial statements.

39

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Business and Certain Significant Accounting Policies

(a)    Business

Sunrise Telecom Incorporated (the “Company”) was incorporated as Sunrise Telecom, Inc. in California in October 1991. In July 2000, the Company reincorporated in Delaware and changed its name to Sunrise Telecom Incorporated. The Company develops, manufactures, and markets service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, and Internet networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. The Company has wholly-owned subsidiaries in Montreal, Canada; Norcross, Georgia; Modena, Italy; Taipei, Taiwan; Geneva, Switzerland; Seoul, Korea; Tokyo, Japan; Paris France; Mexico City, Mexico; and Stuttgart, Germany. It also has representative liaison offices in Beijing, Xian, Guangzhou, ShenZhen and Hong Kong, China and a foreign sales corporation in Barbados.

These condensed consolidated financial statements, including the notes to the condensed consolidated financial statements included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements include all adjustments, which are only normal recurring adjustments, necessary for their fair presentation. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC. Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or for the full year.

(b)    Net Loss per Share

Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. For the three months ended March 31, 2005 and 2004, certain potential common equivalent shares were excluded from the calculation of diluted EPS presented in the consolidated statement of operations because their effect would have been anti-dilutive.

Specifically, diluted EPS does not include the effect of 4,517,831 and 4,603,570 anti-dilutive potential common shares for the three months ended March 31, 2005 and 2004, respectively.
 The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

	Three Months Ended March 31,
	2005	2004
Basic EPS—weighted-average number of common shares outstanding	50,758	50,164
Effect of dilutive common equivalent shares:
Stock options outstanding	—	—
Diluted EPS—weighted-average number of common shares and common equivalent shares outstanding	50,758	50,164

(c)    Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic-value method, in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock-Issued to Employees. Accordingly, deferred compensation cost is recorded on the date of grant to the extent that the fair value of the underlying share of common stock exceeds the exercise price for a stock option or the purchase price for a share of common stock. During 1999, the Company recorded deferred stock-based compensation cost for stock options issued to employees at exercise prices that were subsequently determined to have been below the fair value of the stock on the date of grant. In addition, the Company recorded deferred stock-based compensation cost for stock options granted to employees of Pro.Tel in the first quarter of 2000. The deferred compensation cost associated with both of these stock option grants has been amortized as a charge against operating results on a straight-line basis over the four year vesting period of the options. The Company has allocated the amortization expense for deferred stock-based compensation to the departments in which the related employees’ services are charged.

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

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(4,790)	$(7,286)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	266
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(394)	(797)
Pro forma net loss	$(5,184)	$(7,817)
Loss per share, as reported:
Basic and diluted	$(0.09)	$(0.15)
Loss per share, pro forma:
Basic and diluted	$(0.10)	$(0.16)

For the purposes of computing pro forma net loss, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grant are as follows:

	Three Months Ended March 31,
	2005	2004
Dividend yield	1.7%	1.3%
Expected term	5 years	5 years
Risk-free interest rate	4.17%	2.91%
Volatility rate	0.6485	0.7053

(d)    Recent Accounting Pronouncements

On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for the revised SFAS No. 123 Share-Based Payment (“SFAS 123R”). The Commission’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 (January 1, 2006 for the Company). In December 2004, the FASB issued the revised SFAS No. 123, which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. The Company anticipates that the adoption of SFAS 123R will have an adverse material impact on the Company’s financial position and results of operations, but has not determined the effect the adoption of SFAS No. 123R.

(e)    Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

(2)    Inventories

Inventories

Inventories consisted of the following (in thousands):

	March 31,
	2005	2004
Raw materials	$5,253	$4,965
Work in process	4,929	4,067
Finished goods	3,065	4,233
	$13,247	$13,265

(3)    Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the equity of the Company that are excluded from net loss. The components of the Company's comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(4,790)	$(7,286)
Change in unrealized gain on available-for sale investments, net of any tax effect	107	406
Change in foreign currency translation adjustments	(167)	105
Total comprehensive loss	$(4,850)	$(6,775)

(4)    Marketable Securities

The Company determines the appropriate classification of debt and equity securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Instruments”, at the time of purchase and reevaluates this designation at each balance sheet date. Investments classified as available for sale are reported at fair market value, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in Other income, net in the consolidated statements of operations. Investment securities available for current operations are classified as current assets, and all other investment securities are classified as non-current assets.

Marketable securities at March 31, 2005 and December 31, 2004 consisted of common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation. The Company has classified this investment as an available-for-sale security, which is stated at fair value with the unrealized gain presented as a separate component of stockholders’ equity. At March 31, 2005, the Company held 2,957,480 shares of Top Union stock. The Company made no sales of Top Union stock during the three month periods ending March 31, 2005 and 2004.

As of March 31, 2005, the Company revalued its Top Union shares to their fair value of $1,540,000. This resulted in an additional unrealized gain of $107,000 for the three-month period then ended, which the Company recorded as other comprehensive income. At December 31, 2004, the cumulative unrealized gain on this investment was $774,000.

(5)    Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, the Company no longer amortizes goodwill from business acquisitions.

Acquired intangible assets consisted of the following (in thousands):

	As of March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed technology	$11,245	$(9,436)	$1,809
Non-compete	783	(659)	124
License	637	(459)	178
Patents	152	(39)	113
Other	95	(31)	64
	$12,912	$(10,624)	2,288
Unamortized intangible assets:
Patents pending			369
Other			67
Total			436
Intangible assets, net			$2,724

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Developed technology	$11,253	$(8,949)	$2,304
Non-compete	797	(629)	168
License	637	(446)	191
Patents	152	(36)	116
Other	95	(29)	66
	$12,934	$(10,089)	2,845
Unamortized intangible assets:
Patents pending			345
Other			59
Total			404
Intangible assets, net			$3,249

The Company amortizes intangible assets on a straight-line basis over their estimated useful lives of up to ten years. Aggregate amortization expense for the three months ended March 31, 2005 and 2004 was $586,000, and $738,000 respectively. Amortization expense is classified as a general and administrative expense on the Company's condensed consolidated statement of operations.

Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Nine months ending December 31, 2005	$1,118
Year ending December 31,
2006	719
2007	179
2008	58
2009	58
Thereafter	126
$2,258

The changes in the carrying amount of goodwill during the three months ending March 31, 2005 (in thousands):

Balance as of December 31, 2004	$12,729
Effect of foreign currency translation	(96)
Balance as of March 31, 2005	$12,633

The Company will perform its next annual impairment test of goodwill, as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the quarter ending December 31, 2005, unless a triggering event occurs before that date.

(6)    Liability for Product Warranties

Changes in the Company’s liability for product warranties during the three month periods ended March 31, 2005 and 2004, are as follows (in thousands):

	Balance at Beginning of Period	Warranties Accrued	Warranties Paid	Balance at End of Period
Three months ending March 31, 2005	$811	$109	$(110)	$810
Three months ending March 31, 2004	$1,038	$130	$(128)	$1,040

(7)    Other Assets

Other assets consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Insurance deposits	$312	$325
Other deposits	421	413
	$733	$738

(8)    Short-term Borrowings and Notes Payable

As a result of various acquisitions completed during prior years, the Company had three non-interest bearing notes payable at March 31, 2005. The aggregate outstanding balance on these notes was $79,000. In addition, in 2001, the Company obtained a loan from the Italian government, which bears interest at 2% a year. At March 31, 2005, the outstanding balance on this loan was $863,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003. The Company also has three short-term notes and other borrowings, with an aggregate amount due of $36,000 as of March 31, 2005.

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Nine months ending December 31, 2005	$129
Year ending December 31,
2006	188
2007	145
2008	144
2009	146
Thereafter	226
$978

(9)    Income Taxes

During the three month period ending March 31, 2005, the Company recorded income tax expense of 106,000 for those jurisdictions where a profit is projected for the 2005 fiscal year. During 2004, the Company recorded a valuation allowance against all of the Company’s net deferred tax assets in most jurisdictions in the amount of $7,429,000. The expense for recording the valuation allowance is a non-cash item, and the recording of this expense does not imply that the Company owes additional income taxes.

The Company determines the need for a valuation allowance on deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that the Company weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the future tax consequences attributable to operating losses and tax credit carryforwards. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. The Company evaluated all significant available positive and negative evidence, including the existence of cumulative net losses in recent periods, benefits that could be realized from available tax strategies, and forecasts of future taxable income, in determining the need for a valuation allowance on its deferred tax assets. At March 31, 2005, the Company reported a pre-tax loss of $4,684,000, that, combined with cumulative net losses in recent periods, represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS No. 109. Accordingly, the Company intends to maintain a valuation allowance against all of the Company’s deferred tax assets in most jurisdictions until sufficient positive evidence, such as the resumption of a consistent earnings pattern, exists to support its reversal in accordance with SFAS No. 109.

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

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net sales:
North America (United States and Canada)	$5,257	$7,555
Asia/Pacific	3,004	3,205
Europe/Africa/Middle East	2,873	2,907
Latin America	584	134
	$11,718	$13,801

Long-lived assets, which consist of property and equipment, were located in the following geographic regions (in thousands):

	March 31,	December 31,
	2005	2004
United States	$22,938	$22,906
Canada	1,914	1,852
Taiwan and other Asia/Pacific	1,581	1,571
Europe/Africa/Middle East	820	847
	$27,253	$27,176

Revenue information by product category is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net sales:
Wireline access	$4,790	$7,114
Cable broadband	3,930	3,540
Fiber optics	2,366	2,183
Signaling	632	964
	$11,718	$13,801

No single customer accounted for 10% or more of the Company’s total sales during the three months ended March 31, 2005. Sales to one customer, SBC Communications Inc., were $1,863,000, or 13% of the Company’s total sales, during the three months ended March 31, 2004.

(11)    Statement of Cash Flows

 The Company presents its condensed consolidated statements of cash flows using the direct method. Following is a reconciliation of net loss to net cash provided by operating activities (in thousands):
	Three Months Ended March 31,
	2005	2004
Net loss	$(4,790)	$(7,286)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,742	1,801
Amortization of deferred stock-based compensation	—	266
Recoveries of losses on accounts receivable	(174)	(344)
Loss on disposal of property and equipment	6	93
Deferred income taxes	(7)	7,320
Accounts receivable	4,984	4,673
Inventories	(491)	(1,407)
Prepaid expenses and other assets	(109)	(279)
Accounts payable and accrued expenses	8	(1,236)
Income taxes payable	42	458
Deferred revenue	(220)	(307)
Total adjustments	5,781	11,038
Net cash provided by operating activities	$991	$3,752

(12)    Legal Proceedings

On March 31, 2004, Acterna, LLC (“Acterna”) filed a lawsuit against the Company and Consultronics, Ltd. and Consultronics, Inc. (the latter two, collectively, “Consultronics”) in the United States District Court for the District of Maryland. Acterna alleged that the Company’s SunSet xDSL and SunSet MTT products infringe its United States Patent Nos. 6,064,721 (the “‘721 patent”), 6,385,300 (the “‘300 patent”), and 6,590,963 (the “‘963 patent”) and that the Company’s STT product infringes its United States Patent No. 5,511,108 (the “‘108 patent”). Acterna also alleged that the Consultronics CoLT 450 product infringes its ‘721 patent. Acterna seeks injunctive relief, unspecified damages, and attorneys’ fees and costs.

On April 23, 2004, the Company filed a lawsuit against Acterna in the United States District Court for the Northern District of California. The lawsuit alleged that Acterna’s ANT-5 SDH Access Tester and ANT-20 Advanced Network Tester infringe the Company’s United States Patent No. 5,619,489 (the “‘489 patent”). The Company seeks injunctive relief, unspecified damages, and attorneys’ fees and costs.

On September 7, 2004, Acterna filed an answer in the United States District Court for the Northern District of California, seeking declaratory judgment that its ANT-5 SDH Access Tester and ANT-20 Advanced Network Tester do not infringe the ‘489 patent, that the ‘489 patent is invalid, and that the ‘489 patent is unenforceable. At the same time, Acterna also filed a counterclaim against the Company, alleging that certain products, namely the CM 1000, CM 500, CM 250, N1776A, AT 2000 and AT 2500, all of which are manufactured and sold by the Company’s subsidiaries, infringe its United States Patent No. 5,751,766 (the “‘766 patent”). Acterna seeks injunctive relief, unspecified damages and attorneys fees and costs.

The Company believes that the lawsuits against it are without merit, and intends to defend itself vigorously against the allegations that Acterna is making against it. Specifically, the Company is defending itself against Acterna’s allegations by seeking declaratory judgment that it’s products do not infringe the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘108 patent, or the ‘766 patent; that the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘108 patent, and the ‘766 patent are invalid; and that the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘108 patent, and the ‘766 patent are unenforceable. In addition, the Company is seeking declaratory judgment that it’s products do not infringe a sixth, recently issued Acterna patent, United States Patent No. 6,738,454 (the “‘454 patent”). The ‘454 patent is a continuation patent issued May 18, 2004 related to the ‘721 patent, the ‘300 patent, and the ‘963 patent. The Company is also seeking declaratory judgment that the ‘454 patent is invalid and unenforceable.

In October 2004, the Company learned that Acterna and Consultronics had reached a settlement with respect to Acterna’s claim against Consultronics and that the matter with respect to Consultronics had been dismissed with prejudice.

On January 5, 2005, Acterna asserted in the Maryland case that the Company’s products also infringe its ‘454 patent.

On March 18, 2005, the Company received a letter from Acterna asserting that the CaLan 3010, a product manufactured by one of the Company’s subsidiaries, may infringe two additional Acterna patents, United States Patent Nos. 5,584,842 and 5,867,206 (respectively, the “‘842 patent” and the “‘206 patent”). On April 15, 2005, the Company filed a lawsuit against Acterna in the United States District Court for the Northern District of California, seeking declaratory judgment that it does not infringe the ‘842 patent or the ‘206 patent, and that such patents are invalid and unenforceable.

On May 10, 2005, the Company filed a lawsuit against Acterna in the United Stated District Court for the Eastern District of Texas. The lawsuit alleged that Acterna’s HST-3000 infringes the Company’s United States Patent No. 6,891,803, a new patent that issued to the Company earlier that same day. The Company seeks injunctive relief, unspecified damages, attorneys’ fees and costs.

The Company is presently unable to estimate the likely costs of the litigation and/or any settlement of these legal proceedings with Acterna.

From time to time, the Company may be involved in litigation or other legal proceedings, including those noted above, relating to claims arising out of its day-to-day operations or otherwise. Litigation is inherently uncertain, and the Company could experience unfavorable rulings. Should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations, cash flows or on its business for the period in which the ruling occurs and/or future periods.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward-looking statements. Words such as "expects", "anticipates", "estimates", "intends", "plans", "believes", "may", "might", "will", and similar words and expressions are intended to identify forward-looking statements. In particular, our stated expectation for the range of our revenue for the quarter ending June 30, 2005 is a forward-looking statement. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not necessarily limited to, those set forth below under "Risk Factors Affecting Future Operating Results." The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report.

Overview

We manufacture and market service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, monitor telecommunication and video distribution networks, and diagnose problems relating to telecommunications, cable broadband, and internet networks. Our products offer broad functionality, advanced technology, and compact size to test broadband services. These include wireline access services (including DSL), fiber optics, cable broadband networks, and signaling networks. We design our products to maximize technicians’ effectiveness in the field and to provide realistic network simulations for equipment manufacturers to test their products. Our customers include incumbent local exchange carriers, cable companies, competitive local exchange carriers, and other service providers, network infrastructure suppliers, and installers throughout North America, Latin America, Europe, Africa, the Middle East, and the Asia/Pacific region.

Companies in the telecommunications industry throughout the world have been experiencing decreased profitability resulting from many factors. The most significant of these factors are overbuilding of certain portions of the telecommunications infrastructure during the late 1990s and increased overlap between the previously separate businesses of wireless, local telephone services, and cable TV service, which has led to increased competition. In addition, there has been substantial consolidation within the telecommunications industry during this time, particularly in the North American markets, which has led to delay and reduction of orders for test equipment. We have been affected by this downturn and consolidation, and after nine consecutive years of profitability, we were unprofitable during each of the years ended December 31, 2002, 2003 and 2004. We are encouraged that we earned a small profit before tax in 2004 after substantially weaker performance in 2002 and 2003. During 2005 higher operating expenses resulting from our investments in infrastructure will challenge us to repeat the same profitability performance.

We compete in the challenging telecommunications equipment market by pursuing a strategy of offering products that address the needs of diverse telecommunications and cable service providers, and by investing in research and development to create high-quality products that address evolving telecommunications technologies in innovative ways.

We assess the overall performance of our business primarily through the use of financial metrics. Management considers several factors to be particularly important when assessing past business success and projecting future performance. The first such factor is the maintenance of high levels of working capital and low levels of debt. See “Liquidity and Capital Resources.”

This first factor is enabled by the second factor: The generation of cash flows from our operating activities. Ultimately, the ability to consistently generate substantial positive cash flows is the primary indicator of our business success and is an imperative for our business’s survival. See “Liquidity and Capital Resources.”

The third factor is profitability. Key components of our profitability are net sales, cost of sales, and operating expenses.

Our net loss for the three months ended March 31, 2005, was $4.8 million compared with $7.3 million for the comparable prior year quarter. The net loss for the first quarter of 2004 includes a charge of $7.3 million for income tax expense related to recording a valuation allowance against the Company's net deferred tax assets. Manufacturing related delays in shipping certain products adversely impacted the Company’s net sales for the first quarter of 2005 as compared to 2004, resulting in a greater than usual seasonal decline. This decline in net sales impacted gross margin, as increased fixed overhead was allocated over fewer sales. In addition, the Company’s loss from operations during the current period was increased substantially due to investments in the Company’s infrastructure that are intended to facilitate and support the Company’s goal of long-term growth. These investments include the following:

•
the growth of our direct sales channel, including the reorganization of our North American sales organization and expansion of our international direct sales presence, to better serve large service provider accounts around the world;

•	the creation of a research and development center in China to accelerate project development and reduce overall development cost;
•	the expansion of our Taiwan manufacturing facility to facilitate increased production and improve process engineering;
•	the increase of our finance and administrative staff to support the increased demands imposed by Sarbanes-Oxley and to support an expanding global sales presence; and
•	larger legal expenditures associated with patent litigation and patent prosecution to defend the Company and enforce our intellectual property and other legal rights.

These investments have been made with the general expectation that they support our overall goal of solid growth for the current year and paving the way for additional success in future periods.

Our net sales for the three months ended March 31, 2005 declined from the net sales for the same period during 2004. Our backlog at March 31, 2005, however, increased to $7.6 million, a $2.3 million increase from backlog of $5.3 million at December 31, 2004 and a $1.7 million increase from the backlog of $5.9 million at March 31, 2004. Based on the March 31, 2005 backlog and second quarter order expectations, we expect sales for the three months ending June 30, 2005 to be between $15.0 million and $18.0 million.

Sources of Net Sales

We generate our cash flows primarily from selling telecommunications network testing equipment, and our future cash flows are largely dependent on our continuing ability to sell our products and collect cash from our customers for those sales. We consider investments in research and development and selling and marketing activities to be critical to our ability to generate increased sales volume in the future, and we continually seek to offer new products to meet our customers' needs. Notably, during the three months ended March 31, 2005, we introduced a Voice over IP (VoIP) module on the SunSet MTT platform and SONET/SDH modules for the MT Optical Testing Toolkit.

We sell our products predominantly to large telecommunications service providers. These types of customers generally commit significant resources to the evaluation of our products and require each vendor to expend substantial time, effort, and money educating them about the value of the proposed solutions. Delays associated with potential customers’ internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twenty-four months. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements or requirements contracts. As a result, we commit resources to the development and production of products without having received advance or long-term purchase commitments from our customers. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on purchase orders, which can be delayed or cancelled by our customers.

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of customers. No one customer comprised more than 10% of our net sales during the three month period ending March 31, 2005. During the three months ended March 31, 2004, sales to one customer, SBC Communications Inc., were $1.9 million, or 13% of our net sales. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers. These large customers have substantial negotiating leverage, and the ability to obtain concessions that may negatively affect our business and profits. We have occasionally offered terms and conditions, such as extended payment terms, that can impact our revenue recognition, margins and cash flow. See Risk Factors Affecting Future Operating Results—Customer Concentration.

Currently, competition in the telecommunications equipment market is intense and is characterized by declining prices due to increased competition, new products and declining customer demand. Because of these market conditions and potential pricing pressures from large customers in the future, we expect that the average selling price for our products will decline over time. If we fail to reduce our production costs accordingly or fail to introduce higher margin new products, there will be a corresponding decline in our gross margin percentage. See “Risk Factors Affecting Future Operating Results—Competition” and “—Risks of the Telecommunications Industry.”

We have sales denominated in Euros, Japanese Yen and the Canadian dollar and have, in prior years, used derivative financial instruments to hedge our foreign exchange risks. As of March 31, 2005, we had no derivative financial instruments. To date, foreign exchange exposure from sales has not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See “Risk Factors Affecting Future Operating Results—Risks of International Operations.”

Cost of Sales

Our cost of sales consists primarily of the following:

• Direct material costs of product components, manuals, product documentation, and product accessories;

• Production wages, taxes, and benefits;

• Allocated production overhead costs;

• Warranty costs;

• Costs of board level assembly by third party contract manufacturers; and

• Scrapped and reserved material originally purchased for use in the production process.

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

During the three months ended March 31, 2004, we recorded amortization of deferred stock-based compensation expense of $0.3 million related to the grant of stock options at exercise prices subsequently deemed to be below fair market value. Compensation expense related to these options, which were granted in 1999 and the first quarter of 2000, has been amortized on a straight-line basis over the respective four-year vesting periods of the options and charged to the departments of the employees who received these option grants. During the first three months of 2004, we allocated amortization of deferred stock-based compensation expense of $0.1 million to research and development expense, $0.1 million to selling and marketing expense, and $0.1 million to general and administrative expense. At March 31, 2004, no further deferred stock-based compensation expense remained to be amortized.

Also, during the three months ended March 31, 2005 and 2004, we charged $0.6 million and $0.7 million, respectively, to general and administrative expense for amortization of intangible assets obtained through business acquisitions.

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

On September 7, 2004, Acterna filed an answer in the United States District Court for the Northern District of California, seeking declaratory judgment that its ANT-5 SDH Access Tester and ANT-20 Advanced Network Tester do not infringe the ‘489 patent, the ‘489 patent is invalid, and the ‘489 patent is unenforceable. At the same time, Acterna also filed a counterclaim against us, alleging that certain products, namely the CM 1000, CM 500, CM 250, N1776A, AT 2000 and AT 2500, all of which are manufactured and sold by our subsidiaries, infringe its United States Patent No. 5,751,766 (the “‘766 patent”). Acterna seeks injunctive relief, unspecified damages and attorneys fees and costs.

We believe that the lawsuits against us are without merit, and we intend to defend ourself vigorously against the allegations that Acterna is making against us. Specifically, we are defending ourself against Acterna’s allegations by seeking declaratory judgment that our products do not infringe any of the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘108 patent, or the ‘766 patent; that the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘108 patent, and the ‘766 patent are invalid; and that the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘108 patent, and the ‘766 patent are unenforceable. In addition, we are seeking declaratory judgment that our products do not infringe a sixth, recently issued Acterna patent, United States Patent No. 6,738,454 (the “‘454 patent”). The ‘454 patent is a continuation patent issued May 18, 2004 related to the ‘721 patent, the ‘300 patent, and the ‘963 patent. We are also seeking declaratory judgment that the ‘454 patent is invalid and unenforceable.

In October 2004, we learned that Acterna and Consultronics had reached a settlement with respect to Acterna’s claim against Consultronics and that the matter with respect to Consultronics had been dismissed with prejudice.

On January 5, 2005, Acterna asserted in the Maryland case that our products also infringe its ‘454 patent.

On March 18, 2005, we received a letter from Acterna asserting that the CaLan 3010 product, a product manufactured by one of our subsidiaries, may infringe two additional Acterna patents, United States Patent Nos. 5,867,842 and 5,867,206 (respectively, the “‘842 patent” and the “‘206 patent”). On April 15, 2005, we filed a lawsuit against Acterna in the United States District Court for the Northern District of California, seeking declaratory judgment that we do not infringe the ‘842 patent or the ‘206 patent, and that such patents are invalid and unenforceable.

On May 10, 2005, we filed a lawsuit against Acterna in the United Stated District Court for the Eastern District of Texas. The lawsuit alleges that Acterna’s HST-3000 infringes our United States Patent No. 6,891,803, a new patent that issued to us earlier that same day. We are seeking injunctive relief, unspecified damages, attorneys’ fees and costs.

We are presently unable to estimate the likely costs of the litigation and/or any settlement of these legal proceedings with Acterna.

From time to time, we may be involved in litigation or other legal proceedings, including those noted above, relating to claims arising out of our day-to-day operations or otherwise. Litigation is inherently uncertain, and we could experience unfavorable rulings. Should we experience an unfavorable ruling, there exists the possibility of a material adverse impact on our financial condition, results of operations, cash flows or on our business for the period in which the ruling occurs and/or future periods.

Results of Operations

Comparison of Three-Month Periods Ended March 31, 2005 and 2004

Net Sales.    Net sales decreased 15% to $11.7 million for the three months ended March 31, 2005, from $13.8 million for the same period of 2004. Sales of our wire line access products decreased by $2.3 million, sales of our cable broadband products increased by $0.4 million, sales of our fiber optics products increased by $0.2 million, and sales of our protocol products decreased by $0.3 million. The decrease in wireline sales was the primarily the result of decreases in orders for our SSMTT products as carriers determine the best access policy for their networks and greater than usual seasonal decline. Among cable broadband products, increased sales of our CM product line reflected aggressive VoIP deployment by carriers and demand for high-end central office monitoring devices. Shipment delays, due to component changes, prevented additional growth in CM product sales during the quarter, resulting in a substantial increase in backlog. Among fiber optics products, sales growth was attributable to increased sales of our Optical Testing Toolkit on the SunSet MTT platform. The decrease in signaling product sales is due to lower sales of our 3G Master and Gephardo products. During the three months ended March 31, 2005, our sales were not significantly affected by changes in prices.

Sales for the three months ended March 31, 2005 decreased $2.3 million, or 30%, in North America, $0.2 million, or 6%, in Asia/Pacific and increased by $0.4 million, or 326%, in Latin America, compared with the same period of 2004. Sales were unchanged in Europe/Africa/Middle East. The decrease in North American sales was primarily due to decreased sales of our wireline access and fiber optics products, which were partially offset by increased sales of our cable broadband products. The decrease in Asia is largely the result of declines in sales of wireline access and protocol products, which was partially offset by increased sales of our fiber optics and broadband products. Our sales in Europe largely saw a decrease in wireline products which was offset by increased sales of our cable broadband and fiber optics products.  Sales to Latin America remain a small part of our business; small changes in order volume from this region can represent large percentage fluctuations, as was the case during the three months ended March 31, 2005. International sales, including sales to Canada, decreased to $6.8 million, or 58% of net sales, for the three months ended March 31, 2005, from $6.9 million, or 50% of net sales, for the same period of 2004.

Cost of Sales.    Cost of sales remained substantially unchanged at $4.0 million for the three months ended March 31, 2005, and 2004. Cost of sales represented 34% and 29% of net sales for the three months ended March 31, 2005 and 2004, respectively. The increased cost of sales as a percentage of sales was primarily the result of the decrease in net sales relative to fixed manufacturing costs.

Research and Development.    Research and development expenses increased 17% to $4.6 million for the three months ended March 31, 2005, from $3.9 million for the same period of 2004. This increase is primarily due to increased payroll costs of $0.7 million in response to increased headcount and the establishment of an R&D center in Beijing China, which were partially offset by a $0.1 million decrease in stock-based compensation charges.  Stock-based compensation charges ended in 2004 because we fully amortized the deferred stock-based compensation, which related to certain options issued during 1999 and 2000.

Research and development expenses were 39% of net sales during the three months ended March 31, 2005 and 28% of net sales for the corresponding period in 2004. Research and development expenses tend to fluctuate from period to period, depending on requirements at the various stages of our product development cycles. In any given time period, research and development expenses may increase in absolute dollars and/or as a percentage of sales, as we continue to invest in product development and expand our product lines.

Selling and Marketing.    Selling and marketing expenses increased 22% to $4.9 million for the three months ended March 31, 2005, from $4.0 million for the same period of 2004. This increase is primarily due to a $0.7 million increase in payroll costs and a $0.1 million increase in costs for travel, trade shows, and outside marketing services. We have increased headcount and increased our selling and marketing activities to achieve greater sales presence with key accounts. These increases were partially offset by a $0.1 million decrease in stock-based compensation charges and a $0.1 million decrease in outside commission expense. Selling and marketing expenses were 41% and 29% of net sales for the three months ended March 30, 2005 and 2004, respectively.

General and Administrative.    General and administrative expenses increased 74% to $3.2 million for the three months ended March 31, 2005, from $1.8 million for the same period of 2004. This increase is primarily from increased legal fees of $0.8 million related to our litigation with Acterna and from other professional services costs, which have increased as a result of higher audit costs and the increased corporate costs for supporting our widening network of international sales offices. Costs from the end of our stock-based compensation charges were $0.3 million in 2004 and did not recur in 2005. General and administrative expenses were 27% and 13% of net sales for the three months ended March 31, 2005 and 2004, respectively. General and administrative expenses may increase in absolute dollars in future periods, as we expect legal expenditures to increase as a result of our patent litigation with Acterna and other patent prosecution. See the discussion of our litigation in the "Overview" section of this MD&A.

Other Income, Net.    Other income, net primarily consists of interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net increased to $0.2 million for the three months ended March 31, 2005, from $0.1 million for the same period of 2004. This was primarily due to foreign exchange fluctuations.

Income Taxes Expense.    Income tax expense consists primarily of federal, state, and international income taxes. We recorded income tax expense of $0.1 million for the three months ended March 31, 2005 and $7.5 million for the same period of 2004. During the three months ended March 31, 2004, we recorded a valuation allowance of $7.4 million against our deferred tax assets in most jurisdictions.  See Notes to Financial Statements (9) - Income Taxes for additional details on the valuation allowance against deferred tax assets.

Liquidity and Capital Resources

Cash Requirements and Capital Resources

At March 31, 2005 and December 31, 2004, we had working capital of $43.9 million and $50.6 million, respectively, and cash and cash equivalents and short-term investments of $31.9 million and $33.9 million, respectively. The fair value of our investment in marketable securities was $1.5 million and $1.4 million at March 31, 2005 and December 31, 2004, respectively. This investment consisted entirely of the common stock of Top Union, which we consider to be "available-for-sale," as that term is defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, we carry this investment at its fair value on our balance sheet, with the unrealized gain deferred as a component of stockholders' equity. Because our holding is large relative to the normal trading volume in Top Union stock, we do not consider this to be a liquid investment, and therefore, we classify it as a non-current asset.

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

Cash provided by operating activities was $1.0 million during the three months ended March 31, 2005, compared with $3.8 million during the same period of 2004. The $2.8 million decrease in cash provided by operating activities was primarily due to a $1.8 million decrease in cash received from customers and an $0.7 million increase in cash paid to suppliers and employees. The decrease in cash received from customers is primarily attributable to decreased sales in the three months ended March 31, 2005 over the comparable period in 2004 and extended payment terms offered to large customers by certain of our subsidiaries. The increase in cash paid to suppliers and employees was primarily the result of increased investment in sales activities and the associated increased headcount. In general, our ability to continue to generate positive cash flows from operations will depend on our ability to generate and collect cash from future sales, while maintaining a cost structure lower than those sales amounts. Therefore, sales volume is the most significant uncertainty in our ability to maintain positive cash flows from operations.

Cash used in investing activities was $1.1 million during the three months ended March 31, 2005, compared with $5.4 million during the same period of 2004. During the three months ended March 31, 2005, we made $0.7 million in capital expenditures and invested $2.4 million in short-term investments offset by the sale of $2.0 million in short-term investments. During the three months ended March 31, 2004, capital expenditures were $0.4 million and investments in short-term investments were $9.0 million offset by sales of $4.0 million in short-term investments. As of March 31, 2005, we had no plans for large capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash used in financing activities was $2.1 million during the three months ended March 31, 2005, compared with $2.7 million during the same period of 2004. During the first three months of 2005, the primary financing activities that used cash were cash dividends of $2.5 million and the repayment of $0.1 million on notes payable. The primary financing activities that provided cash were $0.2 million in proceeds from employees exercising stock options and a $0.3 million decrease in amounts held in restricted cash. During the first three months of 2004, the primary financing activities that used cash were cash dividends of $2.5 million, an increase in restricted cash of $0.2 million and the repayment of $0.1 million on notes payable.  The primary financing activities that provided cash were $0.1 million from employees exercising stock options.

Our outstanding debt at March 31, 2005 consisted primarily of a $0.9 million loan from the Italian government for research and development use that is payable in semi-annual payments that started in the second half of 2003 and ending in 2011, and three notes payable, related to acquisitions, totaling $0.1 million that are being paid in quarterly installments ending in 2006. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook, or an inability to achieve such changes, which would have any significant impact on our operations. We are not subject to any debt covenants that we believe might have a material impact on our business.

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

Off-Balance Sheet Arrangements

As of March 31, 2005, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Contractual Obligations

During the three months ended March 31, 2005, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheet.

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

Our management has reviewed our critical accounting policies and the related disclosures with our Audit Committee. These policies and our procedures related to these policies are described further in our Annual Report on Form 10-K for the year ended December 31, 2004 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading " Critical Accounting Policies."

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

Sales of our DSL and other wireline access products represented 41% of our net sales during the first three months of 2005, 43% and 44% of our net sales during the years ended December 31, 2004 and 2003 respectively. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may at any time adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

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

Our customer base is concentrated, and a relatively small number of companies have accounted for a large percentage of our net sales. Net sales from our top ten customers represented approximately 15% of total net sales during the three months ended March 31, 2005 and 26% of total net sales in 2004 and 36% in 2003. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period. The decline in customer concentration over the prior three years is primarily the result of our expanded international sales presence.

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

The following table sets forth our principal competitors in each of our product categories:

Product Category	Principal Competitors

Wireline Access	Acterna Corporation; Agilent Technologies, Inc.; Consultronics; Fluke Corporation; 3M Dynatel; Trend Communications;

Fiber Optics SONET/SDH	Acterna Corporation; Agilent Technologies, Inc.; Exfo Electro-Optical Engineering Inc.; NetTest; Trend Communications

Cable Broadband	Acterna Corporation; Agilent Technologies, Inc.; Trilithic, Inc.

Protocol	Agilent Technologies, Inc.; NetTest; Tektronix, Inc.

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

We experienced rapid growth in revenues and in our business during 1999 and 2000 followed by significant slowdowns in 2001 and 2002 that have placed, and may continue to place, a significant strain on our management and operations. Our revenues increased to $113.5 million in 2000 from $61.5 million in 1999, fell to $79.1 million in 2001 and then to $54.3 million in 2002. Revenues increased slightly to $54.9 million in 2003 and grew to $61.7 million in 2004. Revenues during the first quarter of 2005 declined to $11.7 million from $13.8 million in the first quarter of 2004. As a result of our historical growth and potential future growth or slowdowns, we face several risks, including the following:

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

Sales to customers located outside of the United States represented 58% of our net sales during the first three months of 2005, 49% of our net sales in fiscal 2004, and 39% in fiscal 2003, and we expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including the following:

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

In addition, the Asia/Pacific and Latin America regions, both high-growth emerging markets for communications equipment, have experienced instability in many of their economies and significant devaluations in local currencies. Sales from customers in these regions represented 31% of our sales in the first quarter of 2005, 24% of our sales in fiscal 2004 and 22% of our sales in fiscal 2003. These instabilities may continue or worsen, which could have a materially adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

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

We produce a substantial portion of our products at our subsidiary in Taiwan and we have recently expanded our manufacturing facility there. Taiwan production represented approximately 75% of our products during the first quarter of 2005, and approximately 60% in the first quarter of 2004. We depend on our subsidiary to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. If we fail to manage our subsidiary so that it produces quality products on time and in sufficient quantities, our reputation and results of operations could suffer. In addition, we rely on our Taiwan subsidiary to place orders with suppliers for the components they need to manufacture our products. If they fail to place timely and sufficient orders with their suppliers, our results of operations could suffer.

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

In addition, litigation has in the past been, and may in the future be, necessary to enforce our intellectual property rights and/or defend against the accusations of others. For example, we are currently engaged in complex patent litigation with one of our main competitors, Acterna, LLC. In this litigation, we have been accused of violating six Acterna patents currently, and Acterna has asserted that we may be infringing two additional Acterna patents. By the same token, we have accused Acterna of violating two of our patents. The litigation is being fought in multiple jurisdictions. This kind of litigation is time-consuming and expensive to prosecute or resolve, and results in a substantial diversion of management resources. We cannot ensure that we will be successful in this or other similar types of litigation, that our intellectual property rights will be held valid and enforceable in any litigation, or that we will otherwise be able to protect our intellectual property and proprietary technology.

In the future, we may receive notices from Acterna or other holders of patents that raise issues as to possible infringement by our products. As the number of telecommunications test, measurement, and network management products increases and the functionality of these products further overlap, we believe that we may become subject to allegations of infringement given the nature of the telecommunications industry and the high incidence of these kinds of claims. Questions of infringement and the validity of patents in the field of telecommunications technologies involve highly technical and subjective analyses. These kinds of proceedings are time consuming and expensive to defend or resolve, result in a substantial diversion of management resources, cause product shipment delays, and could force us to enter into royalty or license agreements rather than dispute the merits of the proceedings initiated against us.

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

Our balance sheet at March 31, 2005 includes an amount designated as "goodwill" that represents approximately 12% of our total assets and 14% of our total stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the acquired tangible and separately measurable intangible net assets. Under accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets, beginning in January 2002, goodwill is no longer amortized, but it is subject to an "impairment test" at least annually, and more frequently if circumstances indicate a possible impairment. The impairment testing begins with a market capitalization analysis. Under this test, if our market capitalization were to diminish significantly, we would be required to compare the book value of goodwill to its fair value, and if the book value is higher than the fair value, we would record a non-cash impairment charge for the difference, which, depending on the amount, could materially and adversely affect our net income or loss and earnings per share. Subsequent to March 31, 2005, the market capitalization of the Company has declined such that such that, if the decline should prove more than temporary, an evaluation of the book value of goodwill would be required, which could result in an impairment charge.

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

We have acquired multiple companies and lines of business. As a result of these acquisitions, we face numerous challenges, including the following:

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

If we pursue additional acquisitions, we will face similar risks to those outlined above and additional risks, including the following:

• The diversion of our management's attention and the expense of identifying and pursuing suitable acquisition candidates, whether or not consummated;

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

As of March 31, 2005, Paul Ker-Chin Chang, Paul A. Marshall, and Robert C. Pfeiffer beneficially owned approximately 25%, 23%, and 12%, respectively, of our outstanding shares of common stock. Consequently, these three individuals control approximately 60% of our outstanding shares of common stock and to the extent that they act together would be able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of stockholders. In addition, Mr. Chang, Mr. Marshall, and Mr. Pfeiffer constitute three of the six members of the board of directors and have significant influence in directing the actions taken by the board. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of our company may also have the effect of delaying or preventing a change in control of our company that other stockholders may consider desirable.

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

• Authorizing the issuance of "blank check" preferred stock;

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

Sarbanes-Oxley Act of 2002—We will be required to evaluate our system of internal control over financial reporting and our independent auditor will be required to attest to its effectiveness. Any deficiencies found in our internal control over financial reporting or the inability of our independent auditor to certify its effectiveness could negatively impact our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning as early as our fiscal year ending December 31, 2005, but no later than the year ending December 31, 2006, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal year. Furthermore, our independent auditor will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal controls. If we fail to timely complete this assessment, or if our independent auditor cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, failure to implement any new or improved controls deemed necessary as a result of management or our auditor’s assessments, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could adversely affect the price of our stock.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We sell our products in North America, Asia, Europe, Africa, the Middle East, and Latin America and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have sales denominated in Euros and the Canadian dollar, which are also affected by changes in currency exchange rates. To hedge these risks, we have at certain times used derivative financial instruments. However, as of March 31, 2005, we had no derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations in the past.

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

At March 31, 2005, we owned 2,957,480 shares of the common stock of Top Union Electronics Corp. ("Top Union"), a Taiwan R.O.C. corporation, which we acquired as a strategic investment primarily during the years 1998 through 2000. These securities are considered to be "available-for-sale," as that term is defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly we carry them at their fair value on our balance sheet, with the unrealized gain deferred as a component of stockholders' equity. Because our holding is large relative to the normal trading volume in Top Union stock, we do not consider this to be a liquid investment, and therefore, we classify it as a non-current asset. The carrying amount of this investment on March 31, 2005 was $1,540,000. This amount may be affected by an adverse movement of equity market prices in Taiwan and internationally and would be affected by adverse movement in exchange rates. As of March 31, 2005, we did not have any hedges to protect our Top Union investment against adverse movements in equity prices or exchange rates.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 7, 2004, Acterna filed an answer in the United States District Court for the Northern District of California, seeking declaratory judgment that its ANT-5 SDH Access Tester and ANT-20 Advanced Network Tester do not infringe the ‘489 patent, the ‘489 patent is invalid, and the ‘489 patent is unenforceable. At the same time, Acterna also filed a counterclaim against us, alleging that certain products, namely the CM 1000, CM 500, CM 250, N1776A, AT 2000 and AT 2500, all of which are manufactured and sold by our subsidiaries, infringe its United States Patent No. 5,751,766 (the “‘766 patent”). Acterna seeks injunctive relief, unspecified damages and attorneys fees and costs.

We believe that the lawsuits against us are without merit, and we intend to defend ourself vigorously against the allegations that Acterna is making against us. Specifically, we are defending ourself against Acterna’s allegations by seeking declaratory judgment that our products do not infringe any of the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘108 patent, or the ‘766 patent; that the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘108 patent, and the ‘766 patent are invalid; and that the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘108 patent, and the ‘766 patent are unenforceable. In addition, we are seeking declaratory judgment that our products do not infringe a sixth, recently issued Acterna patent, United States Patent No. 6,738,454 (the “‘454 patent”). The ‘454 patent is a continuation patent issued May 18, 2004 related to the ‘721 patent, the ‘300 patent, and the ‘963 patent. We are also seeking declaratory judgment that the ‘454 patent is invalid and unenforceable.

In October 2004, we learned that Acterna and Consultronics had reached a settlement with respect to Acterna’s claim against Consultronics and that the matter with respect to Consultronics had been dismissed with prejudice.

On January 5, 2005, Acterna asserted in the Maryland case that our products also infringe its ‘454 patent.

On March 18, 2005, we received a letter from Acterna asserting that the CaLan 3010, a product manufactured by one of our subsidiaries, may infringe two additional Acterna patents, United States Patent Nos. 5,867,842 and 5,867,206 (respectively, the “‘842 patent” and the “‘206 patent”). On April 15, 2005, we filed a lawsuit against Acterna in the United States District Court for the Northern District of California, seeking declaratory judgment that we do not infringe the ‘842 patent or the ‘206 patent, and that such patents are invalid and unenforceable.

On May 10, 2005, we filed a lawsuit against Acterna in the United Stated District Court for the Eastern District of Texas. The lawsuit alleges that Acterna’s HST-3000 infringes the United States Patent No. 6,891,803, a new patent that issued to us earlier that same day. We are seeking injunctive relief, unspecified damages, attorneys’ fees and costs.

We are presently unable to estimate the likely costs of the litigation and/or any settlement of these legal proceedings with Acterna.

From time to time, we may be involved in litigation or other legal proceedings, including those noted above, relating to claims arising out of our day-to-day operations or otherwise. Litigation is inherently uncertain, and we could experience unfavorable rulings. Should we experience an unfavorable ruling, there exists the possibility of a material adverse impact on our financial condition, results of operations, cash flows or on our business for the period in which the ruling occurs and/or future periods.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                    None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                    None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None.

ITEM 5.    OTHER INFORMATION

                    None.

ITEM 6.    EXHIBITS

Exhibit 31.1—Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2—Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32—Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE TELECOM INCORPORATED
(Registrant)
Date: May 16, 2005

By:	/s/ PAUL KER-CHIN CHANG
Paul Ker-Chin Chang President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard D. Kent
Richard D. Kent Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 302

I, Paul Ker-Chin Chang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sunrise Telecom Incorporated.

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

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
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 16, 2005

By:	/s/ PAUL KER-CHIN CHANG
Paul Ker-Chin Chang President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302

I, Richard D. Kent, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sunrise Telecom Incorporated.

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

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
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 16, 2005

By:	/s/ Richard D. Kent
Richard D. Kent Chief Financial Officer (Principal Financial Officer)

EXHIBIT 32

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Sunrise Telecom Incorporated for the three-month period ended March 31, 2005, we, Paul Ker-Chin Chang, President and Chief Executive Officer, and Richard D. Kent, Chief Financial Officer, respectively, of Sunrise Telecom Incorporated, hereby certify to the best of our knowledge, that:

(1)
Such Quarterly Report on Form 10-Q for the three-month period ended March 31, 2005, as filed with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Sunrise Telecom Incorporated.

Date: May 16, 2005

By:	/s/ PAUL KER-CHIN CHANG
Paul Ker-Chin Chang President and Chief Executive Officer (Principal Executive Officer)
Date: May 16, 2005

By:	/s/ Richard D. Kent
Richard D. Kent Chief Financial Officer (Principal Financial Officer)