Form 10-K
period 2005-06-30
SUNRISE TELECOM INC
filed 2005-08-15
CIK 907152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Yes  [   ]  No  [X]

As of August 8, 2005, there were 51,061,347 shares of the Registrant's Common Stock outstanding, par value $0.001.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$14,903	$17,758
Short-term investments	12,815	16,113
Accounts receivable, net of allowance of $558 and $799, respectively	13,520	15,111
Inventories	13,176	13,265
Prepaid expenses and other assets	1,066	1,305
Deferred tax assets	342	303
Total current assets	55,822	63,855

Property and equipment, net	27,466	27,176
Restricted cash	11	305
Marketable securities	1,093	1,433
Goodwill	12,532	12,729
Intangible assets, net	2,344	3,249
Deferred tax assets	95	7
Other assets	863	738
Total assets	$100,226	$109,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$203	$223
Accounts payable	2,379	2,190
Other accrued expenses	9,274	7,977
Product warranties liability	835	811
Income taxes payable	1,558	1,496
Deferred tax liabilities	131	133
Deferred revenue	579	459
Total current liabilities	14,959	13,289

Notes payable, less current portion	714	882
Deferred revenue	44	129
Other liabilities	—	2

Stockholders’ equity:
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 52,813,226 and 52,454,531 shares issued as of June 30, 2005 and December 31, 2004, respectively; 51,061,347 and 50,702,652 shares outstanding as of June 30, 2005 and December 31, 2004, respectively	51	51
Additional paid-in capital	70,563	69,993
Retained earnings	12,524	23,092
Accumulated other comprehensive income	1,371	2,054
Total stockholders’ equity	84,509	95,190
Total liabilities and stockholders’ equity	$100,226	$109,492

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$18,330	$15,004	$30,048	$28,805
Cost of sales	6,778	3,856	10,817	7,791

Gross profit	11,552	11,148	19,231	21,014

Operating expenses:
Research and development	4,396	3,802	8,966	7,714
Selling and marketing	6,159	4,297	11,010	8,260
General and administrative	4,133	2,473	7,287	4,284

Total operating expenses	14,688	10,572	27,263	20,258

Income (loss) from operations	(3,136)	576	(8,032)	756
Other income, net	36	347	248	400

Income (loss) before income taxes	(3,100)	923	(7,784)	1,156
Income tax expense	139	110	245	7,629

Net income (loss)	$(3,239)	$813	$(8,029)	$(6,473)

Earnings (loss) per share:
Basic	$(0.06)	$0.02	$(0.16)	$(0.13)
Diluted	$(0.06)	$0.02	$(0.16)	$(0.13)

Shares used in per share computation:
Basic	50,965	50,426	50,862	50,295
Diluted	50,965	51,265	50,862	50,295

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Cash received from customers	$31,725	$32,310
Cash paid to suppliers and employees	(33,910)	(29,259)
Income taxes refunded (paid)	(444)	231
Interest and other receipts, net	318	68
Net cash provided by (used in) operating activities	(2,311)	3,350

Cash flows from investing activities:
Sales of short-term investments, net	9,498	7,102
Purchases of short-term investments, net	(6,200)	(12,150)
Sales of marketable securities	—	633
Capital expenditures	(1,763)	(1,369)
Net cash provided by (used in) investing activities	1,535	(5,784)

Cash flows from financing activities:
(Increase) decrease in restricted cash	294	(200)
Payments on notes payable, net of proceeds	(56)	(83)
Dividends paid	(2,539)	(2,507)
Net proceeds from issuance of common stock	338	319
Proceeds from exercise of stock options	232	182
Net cash used in financing activities	(1,731)	(2,289)

Effect of exchange rate changes on cash and cash equivalents	(348)	149
Net decrease in cash and cash equivalents	(2,855)	(4,574)

Cash and cash equivalents at the beginning of the period	17,758	23,079
Cash and cash equivalents at the end of the period	$14,903	$18,505

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Business and Certain Significant Accounting Policies

(a)    Business

Sunrise Telecom Incorporated (the “Company”) was incorporated as Sunrise Telecom, Inc. in California in October 1991. In July 2000, the Company reincorporated in Delaware and changed its name to Sunrise Telecom Incorporated. The Company develops, manufactures, and markets service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, and Internet networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. The Company has wholly-owned subsidiaries in Montreal, Canada; Norcross, Georgia; Modena, Italy; Taipei, Taiwan; Geneva, Switzerland; Seoul, Korea; Tokyo, Japan; Paris, France; Mexico City, Mexico; Madrid, Spain, and Stuttgart, Germany. It also has representative liaison offices in Beijing, Xian, Guangzhou, ShenZhen and Hong Kong, China and a foreign sales corporation in Barbados.

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

(b)    Net Loss per Share

Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. For the three and six months ended June 30, 2005 and 2004, certain potential common equivalent shares were excluded from the calculation of diluted EPS presented in the consolidated statement of operations because their effect would have been anti-dilutive.

Specifically, diluted EPS does not include the effect of 4,927,183 and 3,624,830 anti-dilutive potential common shares for the three months ended June 30, 2005 and 2004, respectively and 4,722,507 and 4,534,009 anti-dilutive potential common equivalent shares for the six months ended June 30, 2005 and 2004 respectively. The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Basic EPS—weighted-average number of common shares outstanding	50,965	50,426	50,862	50,295
Effect of dilutive potential common equivalent shares - stock options outstanding	—	839	—	—

Diluted EPS— weighted-average number of common shares outstanding	50,965	51,265	50,862	50,295

(c)    Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic-value method, in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock-Issued to Employees. Accordingly, deferred compensation cost is recorded on the date of grant to the extent that the fair value of the underlying share of common stock exceeds the exercise price for a stock option or the purchase price for a share of common stock. During 1999, the Company recorded deferred stock-based compensation cost for stock options issued to employees at exercise prices that were subsequently determined to have been below the fair value of the stock on the date of grant. In addition, the Company recorded deferred stock-based compensation cost for stock options granted to employees of Pro.Tel in the first quarter of 2000. The deferred compensation cost associated with both of these stock option grants has been amortized as a charge against operating results on a straight-line basis over the four year vesting period of the options. As of March 31, 2004, the Company's deferred stock-based compensation had been completely amortized and no compensation costs for stock-based compensation have been charged since that date. The Company has allocated the amortization expense for deferred stock-based compensation to the departments in which the related employees’ services are charged.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(3,239)	$813	$(8,029)	$(6,473)
Add: Stock-based employee compensation expense included in reported net loss, net of applicable tax effects	—	—	—	267
Deduct: Stock-based employee compensation expense determined using fair value based method for all awards, net of applicable tax effects	(335)	(596)	(677)	(1,394)

Net income (loss), pro forma	$(3,574)	$217	$(8,706)	$(7,600)

Earnings (loss) per share, as reported:
Basic and diluted	$(0.06)	$0.02	$(0.16)	$(0.13)

Earnings (loss) per share, pro forma:
Basic and diluted	$(0.07)	$0.00	$(0.17)	$(0.15)

For the purposes of computing pro forma net loss, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grant are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Dividend yield	1.9%	1.3%	1.8%	1.3%
Expected term	5 years	5 years	5 years	5 years
Risk-free interest rate	3.72%	3.86%	3.95%	3.39%
Volatility rate	0.6898	0.7096	0.6692	0.7104

(d)    Recent Accounting Pronouncements

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

On March 29, 2005 the SEC issued Staff Accounting Bulletin 107 (“SAB 107”), which provides guidance regarding the application of SFAS No. 123 Share-Based Payment (“SFAS 123R”).

On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for the revised SFAS No. 123 Share-Based Payment (“SFAS 123R”). The Commission’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 (January 1, 2006 for the Company).

On May 5, 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, Accounting Changes and Error Corrections (FAS 154), a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. Statement 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. The requirements of FAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005.

(e)    Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

(2)    Inventories

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$5,150	$4,965
Work in process	4,501	4,067
Finished goods	3,525	4,233
	$13,176	$13,265

(3)    Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the equity of the Company that are excluded from net income (loss). The components of the Company's comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$(3,239)	$813	$(8,029)	$(6,473)
Change in unrealized gain on available-for sale investments, net of tax effect	(448)	(718)	(340)	(312)
Change in foreign currency translation adjustments	(175)	24	(343)	129

Total comprehensive income (loss)	$(3,862)	$119	$(8,712)	$(6,656)

(4)    Short-Term Investments and Marketable Securities

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

Short-term investments as of June 30, 2005 and December 31, 2004 consist primarily of market auction rate notes that reset every seven to ninety days, but have an underlying maturity that extends beyond ninety days. The fair value of short-term investments approximates cost as of June 30, 2005 and December 31, 2004.

Marketable securities at June 30, 2005 and December 31, 2004 consisted of common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation. The Company has classified this investment as an available-for-sale security, which is stated at fair value with the unrealized gain presented as a separate component of stockholders’ equity. At June 30, 2005, the Company held 2,957,480 shares of Top Union stock. The Company made no sales of Top Union stock during the three-month and six month periods ending June 30, 2005. During the three and six months ended June 30, 2004, the Company sold 787,000 shares of Top Union stock, realizing a gain of $417,000.

As of June 30, 2005, the Company recorded its Top Union shares at their fair value of $1,093,000. This resulted in an unrealized loss of $448,000 for the three-month period then ended, which the Company recorded as other comprehensive loss. The $718,000 decline in unrealized gain on available for sale investments, net of tax effect, during the three months ended June 30, 2004 consisted of the combined effect of $446,000 in after tax unrealized losses on available for sale marketable securities and a $272,000 after tax gain that was realized on the sale of some of these securities. Unrealized losses for the six months ended June 30, 2005 were $341,000, which the Company recorded as other comprehensive loss. The $312,000 decline in unrealized gain on available for sale investments, net of tax effect, during the six months ended June 30, 2004 consisted of the combined effect of $40,000 in after tax unrealized losses on available for sale marketable securities and the $272,000 after tax gain that was realized on the sale of some of these securities. At June 30, 2005, the cumulative unrealized gain on this investment was $327,000.

(5)    Goodwill and Other Intangible Assets

Acquired intangible assets consisted of the following (in thousands):

	As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Developed technology	$6,874	$(5,411)	$1,463
Non-compete	768	(687)	81
License	637	(473)	164
Patents	165	(42)	123
Other	94	(28)	66
	$8,538	$(6,641)	1,897

Unamortized intangible assets:
Patents pending			384
Other			63
			447

Intangible assets, net			$2,344

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Developed technology	$11,253	$(8,949)	$2,304
Non-compete	797	(629)	168
License	637	(446)	191
Patents	152	(36)	116
Other	95	(29)	66
	$12,934	$(10,089)	2,845

Unamortized intangible assets:
Patents pending			345
Other			59
			404

Intangible assets, net			$3,249

The Company amortizes intangible assets on a straight-line basis over their estimated useful lives of up to ten years. Aggregate amortization expense for the three months ended June 30, 2005 and 2004 was $441,000, and $713,000 respectively and for the six months ended June 30, 2005 and 2004 was $1,027,000 and $1,435,000, respectively. Amortization expense is classified as a general and administrative expense on the Company's condensed consolidated statement of operations.

Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Six months ending December 31, 2005	$830
Year ending December 31,
2006	759
2007	175
2008	54
2009	23
Thereafter	56

$1,897

The changes in the carrying amount of goodwill during the six months ending June 30, 2005 (in thousands):

Balance as of December 31, 2004	$12,729
Effect of foreign currency translation	(197)

Balance as of June 30, 2005	$12,532

The Company will perform its next annual impairment test of goodwill, as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the quarter ending December 31, 2005, unless a triggering event occurs before that date.

(6)     Product Warranties Liability

Changes in the Company’s liability for product warranties, which is part of other accrued expenses, during the six month periods ended June 30, 2005 and 2004, are as follows (in thousands):

	Balance at Beginning of Period	Warranties Accrued	Warranties Paid	Balance at End of Period
Six months ending June 30, 2005	$811	$253	$(229)	$835
Six months ending June 30, 2004	$1,038	$229	$(208)	$1,059

7)    Short-term Borrowings and Notes Payable

As a result of various acquisitions completed during prior years, the Company had three non-interest bearing notes payable outstanding at June 30, 2005. The aggregate outstanding balance on these notes was $75,000. In addition the Company has a loan from the Italian government, which bears interest at 2% a year. At June 30, 2005, the outstanding balance on this loan was $807,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003. The Company also has three short-term notes and other borrowings, with an aggregate amount due of $35,000 as of June 30, 2005.

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Six months ending December 31, 2005	$129
Year ending December 31,
2006	171
2007	135
2008	134
2009	137
Thereafter	211

$917

(8)    Income Taxes

During the six month period ending June 30, 2005, the Company recorded additional deferred tax assets of $127,000. During 2004, the Company recorded a valuation allowance against all of the Company’s net deferred tax assets in most jurisdictions in the amount of $7,429,000. The expense for recording the valuation allowance is a non-cash item, and the recording of this expense does not imply that the Company owes additional income taxes.

The Company determines the need for a valuation allowance on deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that the Company weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the future tax consequences attributable to operating losses and tax credit carryforwards. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. The Company evaluated all significant available positive and negative evidence, including the existence of cumulative net losses in recent periods, benefits that could be realized from available tax strategies, and forecasts of future taxable income, in determining the need for a valuation allowance on its deferred tax assets. At June 30, 2005, the Company reported a pre-tax loss of $7,784,000 for the six months then ending, that, combined with cumulative net losses in recent periods, represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS No. 109. Accordingly, the Company intends to maintain a valuation allowance against all of the Company’s deferred tax assets in most jurisdictions until sufficient positive evidence, such as the resumption of a consistent earnings pattern, exists to support its reversal in accordance with SFAS No. 109.

(9)    Segment Information

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

Net sales information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

North America (United States and Canada)	$11,378	$7,815	$16,635	$15,370
Asia/Pacific	2,918	4,075	5,922	7,280
Europe/Africa/Middle East	3,574	2,880	6,447	5,787
Latin America	460	234	1,044	368

	$18,330	$15,004	$30,048	$28,805

Long-lived assets, which consist of property and equipment, were located in the following geographic regions (in thousands):

	June 30,	December 31,
	2005	2004
United States	$23,038	$22,906
Canada	2,065	1,852
Taiwan and other Asia/Pacific	1,582	1,571
Europe/Africa/Middle East	781	847

	$27,466	$27,176

Net sales information by product category is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Wireline access	$5,239	$6,862	$10,029	$13,976
Cable broadband	6,903	3,605	10,833	7,145
Fiber optics	4,834	3,628	7,200	5,811
Protocol	1,354	909	1,986	1,873

	$18,330	$15,004	$30,048	$28,805

No single customer accounted for 10% or more of the Company’s sales during the three months ended June 30, 2005 and 2004 or during the six months ended June 30, 2005. Sales to one customer, SBC Communications Inc., accounted for $3,206,000, or 11% of the Company's total sales, during the six months ended June 30, 2004.

(10)    Statement of Cash Flows

 The Company presents its condensed consolidated statements of cash flows using the direct method. Following is a reconciliation of net loss to net cash provided by operating activities (in thousands):

	Six Months Ended June 30,
	2005	2004

Net loss	$(8,029)	$(6,473)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,451	3,636
Amortization of deferred stock-based compensation	—	267
Reversal of provision for doubtful accounts	(86)	(389)
Loss on disposal of property and equipment	61	92
Gain on sale of marketable securities	—	(433)
Deferred income taxes	(129)	7,372
Changes in operating assets and liabilities :
Accounts receivable	1,677	3,505
Inventories	(922)	(3,691)
Prepaid expenses and other assets	49	(204)
Accounts payable and accrued expenses	1,520	(527)
Income taxes receivable and payable	62	489
Deferred revenue	35	(294)

Cash provided by (used in) operating activities	$(2,311)	$3,350

(11)    Legal Proceedings

On March 31, 2004, Acterna, LLC (“Acterna”) filed a lawsuit against the Company and Consultronics, Ltd. and Consultronics, Inc. (the latter two, collectively, “Consultronics”) in the United States District Court for the District of Maryland. Acterna alleges that the Company’s SunSet xDSL and SunSet MTT product line infringes its United States Patent Nos. 6,064,721 (the “‘721 patent”), 6,385,300 (the “‘300 patent”), and 6,590,963 (the “‘963 patent”), and that the Company’s STT product infringes its United States Patent No. 5,511,108 (the “‘108 patent”). Acterna also alleged that the Consultronics CoLT 450 product infringes its ‘721 patent, the ‘300 patent and the ‘963 patent. Acterna seeks injunctive relief, unspecified damages, and attorneys’ fees and costs.

On April 23, 2004, the Company filed a lawsuit against Acterna in the United States District Court for the Northern District of California. The lawsuit alleges that Acterna’s ANT-5 SDH Access Tester and ANT-20 Advanced Network Tester infringe the Company’s United States Patent No. 5,619,489 (the “‘489 patent”). The Company seeks injunctive relief, unspecified damages, and attorneys’ fees and costs.

On August 16, 2004, the Company filed an action for declaratory judgment in the United States District Court for the District of Maryland asserting that its Sunset xDSL and SunSet MTT product line does not infringe a recently issued Acterna patent, United States Patent No. 6,738,454 (the “‘454 patent”). The ‘454 patent is a continuation patent related to the ‘721 patent, the ‘300 patent, and the ‘963 patent.

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

On January 5, 2005, Acterna amended its claim in the Maryland case asserting that the Company’s Sunset xDSL and SunSet MTT product line also infringes its‘454 patent.

On March 18, 2005, the Company received a letter from Acterna asserting that the CaLan 3010, a product manufactured by one of the Company’s subsidiaries, may infringe two additional Acterna patents, United States Patent Nos. 5,584,842 and 5,867,206 (respectively, the “‘842 patent” and the “‘206 patent”). On April 15, 2005, the Company filed a lawsuit against Acterna in the United States District Court for the Northern District of California, seeking declaratory judgment that the CaLan 3010 does not infringe the ‘842 patent or the ‘206 patent, and that such patents are invalid and unenforceable.

On May 5, 2005, the Company engaged in mediation discussions with Acterna through the use of Judicial Arbitration and Mediation Services (“JAMS”), where a retired federal circuit judge presided as mediator and attempted to help the parties negotiate a resolution of their claims. No such resolution was reached.

On May 10, 2005, the Company filed a lawsuit against Acterna in the United States District Court for the Eastern District of Texas. The lawsuit alleges that Acterna’s HST-3000c infringes the Company’s United States Patent No. 6,891,803 (the “’803 patent”). The Company seeks injunctive relief, unspecified damages and attorneys’ fees and costs.

On May 23, 2005, Acterna agreed to be acquired by JDS Uniphase Corporation (“JDSU”) pursuant to an Agreement and Plan of Merger.

On May 31, 2005, Acterna filed a lawsuit against the Company in the United States District Court for the Northern District of California asserting that the CaLan 3010 infringes both the ‘842 patent and the ‘206 patent.

On July 19, 2005, the Company engaged in additional discussions with Acterna through the use of JAMS. No resolution was reached.

On July 28, 2005, the Company filed a lawsuit against Acterna in the United States District Court for the Eastern District of Texas. The lawsuit alleges that Acterna’s HST-3000 infringes the Company’s United States Patent No. 6,917,595 (the “’595 Patent”). The Company seeks injunctive relief, unspecified damages, attorneys’ fees and costs.

On August 3, 2005, JDSU completed its acquisition of Acterna.

The Company believes that the lawsuits against it are without merit, and intends to defend itself vigorously against the allegations that Acterna is making against it. Specifically, the Company is defending itself against Acterna’s allegations by seeking declaratory judgment that it’s products do not infringe the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘454 patent, the ‘108 patent, the ‘766 patent, the ‘842 patent or the ‘206 patent; that the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘454 patent, the ‘108 patent, the ‘766 patent, the ‘842 patent and the ‘206 patent are invalid; and that the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘108 patent, the ‘766 patent, the ‘842 patent and the ‘206 patent are unenforceable.

The Company continues its settlement discussions with Acterna and JDSU, and has reached an agreement in principle to resolve all outstanding litigation among the parties. The proposed settlement would terminate all outstanding litigation mentioned above and includes the parties cross covenanting not to initiate new patent litigation against each other for a specified period of time. The proposed settlement remains subject to certain conditions, including the parties entering into a definitive settlement agreement, the terms of which have not been fully negotiated. The Company cannot make any assurances at this time that any such settlement agreement will be executed.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward-looking statements. Words such as "expects", "anticipates", "estimates", "intends", "plans", "believes", "may", "might", "will", and similar words and expressions are intended to identify forward-looking statements. In particular, our stated expectation for the range of our revenue for the quarter ending September 30, 2005 is a forward-looking statement. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not necessarily limited to, those set forth below under "Risk Factors Affecting Future Operating Results." The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report.

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

Companies in the telecommunications industry throughout the world have been experiencing decreased profitability resulting from many factors. The most significant of these factors are overbuilding of certain portions of the telecommunications infrastructure during the late 1990s and increased overlap between the previously separate businesses of wireless, local telephone services, and cable TV service, which has led to increased competition. In addition, there has been substantial consolidation within the telecommunications industry during this time, particularly in the North American markets, which has led to delay and reduction of orders for test equipment. We have been affected by this downturn and consolidation, and after nine consecutive years of profitability, we were unprofitable during each of the years ended December 31, 2002, 2003 and 2004. We are encouraged that we earned a small profit before tax in 2004 after substantially weaker performance in 2002 and 2003. During 2005, higher operating expenses resulting from our investments in infrastructure and research and development make it unlikely that we will repeat the same profitability performance.

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

Our net loss for the six months ended June 30, 2005, was $8.0 million compared with $6.5 million for the comparable prior year period. The net loss for the six months ended June 30, 2004 includes a charge of $7.3 million for income tax expense related to recording a valuation allowance against the Company's net deferred tax assets. The Company’s loss from operations during the current period was increased substantially due to investments in the Company’s infrastructure that are intended to facilitate and support the Company’s goal of long-term growth. These investments include the following:

•
the growth of our direct sales channel, including the reorganization of our North American sales organization and expansion of our international direct sales presence, to better serve large service provider accounts around the world;

•	the creation of a research and development center in China to accelerate project development and reduce per employee development cost;
•	the expansion of our Taiwan manufacturing facility to facilitate increased production and improve process engineering;
•	the increase of our finance and administrative staff to support the increased demands imposed by Sarbanes-Oxley and to support an expanding global sales presence; and
•	larger legal expenditures associated with patent litigation and patent prosecution to defend the Company and enforce our intellectual property and other legal rights.

These investments have been made with the general expectation that they support our overall goal of solid growth for the current year and paving the way for additional success in future periods.

Our net sales for the six months ended June 30, 2005 increased $1.2 million, or 4%, from the net sales for the same period during 2004. Our backlog at June 30, 2005 increased to $5.5 million, a $0.7 million increase from the backlog of $4.8 million at June 30, 2004. Backlog decreased $2.1 million from $7.6 million at March 31, 2005.

Sources of Net Sales

We generate our cash flows primarily from selling telecommunications network testing equipment, and our future cash flows are largely dependent on our continuing ability to sell our products and collect cash from our customers for those sales. We consider investments in research and development and selling and marketing activities to be critical to our ability to generate increased sales volume in the future, and we continually seek to offer new products to meet our customers' needs. Notably, during the three months ended June 30, 2005, we introduced our TAMS 7-VoIP Monitoring System and several new modules for our STT Optical Testing Platform.

We sell our products predominantly to large providers of telecommunications, cable television and internet access. These types of customers generally commit significant resources to the evaluation of our products and require each vendor to expend substantial time, effort, and money educating them about the value of the proposed solutions. Delays associated with potential customers’ internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twenty-four months. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements or requirements contracts. As a result, we commit resources to the development and production of products without having received advance or long-term purchase commitments from our customers. We anticipate that our operating results for any given period will continue to be dependent to a significant extent on purchase orders, which can be delayed or cancelled by our customers.

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of large customers. During the six months 2004, sales to one customer, SBC Communications Inc., were $3.2 million, or 11% of net sales. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers. These large customers have substantial negotiating leverage, and the ability to obtain concessions that may negatively affect our business and profits. We have occasionally offered terms and conditions, such as extended payment terms, that can impact our revenue recognition, margins and cash flow. See Risk Factors Affecting Future Operating Results—Customer Concentration.

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

We have sales denominated in Euros, Japanese Yen and the Canadian dollar and have, in prior years, used derivative financial instruments to hedge our foreign exchange risks. As of June 30, 2005, we had no derivative financial instruments. To date, foreign exchange exposure from sales has not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See “Risk Factors Affecting Future Operating Results—Risks of International Operations.”

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

During the six months ended June 30, 2004, we recorded amortization of deferred stock-based compensation expense of $0.3 million related to the grant of stock options at exercise prices subsequently deemed to be below fair market value. Compensation expense related to these options, which were granted in 1999 and the first quarter of 2000, was amortized on a straight-line basis over the respective four-year vesting periods of the options and charged to the departments of the employees who received these option grants. At March 31, 2004, no further deferred stock-based compensation expense remained to be amortized.

During the six months ended June 30, 2005 and 2004, we charged $1.0 million and $1.4 million, respectively, to general and administrative expense for amortization of intangible assets obtained through business acquisitions.

Litigation

On March 31, 2004, Acterna, LLC (“Acterna”) filed a lawsuit against us and Consultronics, Ltd. and Consultronics, Inc. (the latter two, collectively, “Consultronics”) in the United States District Court for the District of Maryland. Acterna alleges that our SunSet xDSL and SunSet MTT product line infringes its United States Patent Nos. 6,064,721 (the “‘721 patent”), 6,385,300 (the “‘300 patent”), and 6,590,963 (the “‘963 patent”), and that our STT product infringes its United States Patent No. 5,511,108 (the “‘108 patent”). Acterna also alleged that the Consultronics CoLT 450 product infringed its ‘721 patent, the ‘300 patent and the ‘963 patent. Acterna seeks injunctive relief, unspecified damages, and attorneys’ fees and costs.

On April 23, 2004, we filed a lawsuit against Acterna in the United States District Court for the Northern District of California. The lawsuit alleges that Acterna’s ANT-5 SDH Access Tester and ANT-20 Advanced Network Tester infringe our United States Patent No. 5,619,489 (the “‘489 patent”). We are seeking injunctive relief, unspecified damages, and attorneys’ fees and costs.

On August 16, 2004, we filed an action for declaratory judgment in the United States District Court for the District of Maryland asserting that our Sunset xDSL and SunSet MTT product line does not infringe a recently issued Acterna patent, United States Patent No. 6,738,454 (the “‘454 patent”). The ‘454 patent is a continuation patent related to the ‘721 patent, the ‘300 patent, and the ‘963 patent.

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

On January 5, 2005, Acterna amended its claim in the Maryland case asserting that our Sunset xDSL and SunSet MTT product line also infringes its‘454 patent.

On March 18, 2005, we received a letter from Acterna asserting that the CaLan 3010, a product manufactured by one of our subsidiaries, may infringe two additional Acterna patents, United States Patent Nos. 5,867,842 and 5,867,206 (respectively, the “‘842 patent” and the “‘206 patent”). On April 15, 2005, we filed a lawsuit against Acterna in the United States District Court for the Northern District of California, seeking declaratory judgment that the CaLan 3010 does not infringe the ‘842 patent or the ‘206 patent, and that such patents are invalid and unenforceable.

On May 5, 2005, we engaged in mediation discussions with Acterna through the use of Judicial Arbitration and Mediation Services (“JAMS”), where a retired federal circuit judge presided as mediator and attempted to help the parties negotiate a resolution of their claims. No such resolution was reached.

On May 10, 2005, we filed a lawsuit against Acterna in the United States District Court for the Eastern District of Texas. The lawsuit alleges that Acterna’s HST-3000c infringes our United States Patent No. 6,891,803 (the “803 patent”). We are seeking injunctive relief, unspecified damages and attorneys’ fees and costs.

On May 23, 2005, Acterna agreed to be acquired by JDS Uniphase Corporation (“JDSU”) pursuant to an Agreement and Plan of Merger.

On May 31, 2005, Acterna filed a lawsuit against us in the United States District Court for the Northern District of California asserting that the CaLan 3010 infringed both the ‘842 patent and the ‘206 patent.

On July 19, 2005, we engaged in additional mediation discussions with Acterna through the use of JAMS. No resolution was reached.

 On July 28, 2005, we filed a lawsuit against Acterna in the United States District Court for the Eastern District of Texas. The lawsuit alleges that Acterna’s HST-3000 infringes our United States Patent No. 6,917,595 (the “’595 patent”). We are seeking injunctive relief, unspecified damages, attorneys’ fees and costs.

On August 3, 2005, JDSU completed its acquisition of Acterna.

We believe that the lawsuits against us are without merit, and we intend to defend ourselves vigorously against the allegations that Acterna is making against us. Specifically, we are defending ourselves against Acterna’s allegations by seeking declaratory judgment that our products do not infringe any of the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘454 patent, the ‘108 patent, the ‘766 patent, the ‘842 patent, or the ‘206 patent; that the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘454 patent, the ‘108 patent, the ‘766 patent, the ‘842 patent, and the ‘206 patent are invalid; and that the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘454 patent, the ‘108 patent, the ‘766 patent, the ‘842 patent, and the ‘206 patent are unenforceable.

We continue our settlement discussions with Acterna and JDSU, and have reached an agreement in principle to resolve all outstanding litigation among the parties. The proposed settlement would terminate all outstanding litigation mentioned above, and includes the parties cross covenanting not to initiate new patent litigation against each other for a specified period of time. The proposed settlement remains subject to certain conditions, including the parties entering into a definitive settlement agreement, the terms of which have not been fully negotiated. We cannot make any assurances at this time that any such settlement agreement will be executed.

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

Results of Operations

Comparison of Three-Month Periods Ended June 30, 2005 and 2004

Net Sales.    Net sales increased 22% to $18.3 million for the three months ended June 30, 2005, from $15.0 million for the same period of 2004. Sales of our wire line access products decreased by $1.6 million, or 24%, sales of our cable broadband products increased by $3.3 million, or 91%, sales of our fiber optics products increased by $1.2 million, or 33%, and sales of our protocol products increased by $0.4 million, or 49%. The decrease in wireline sales was primarily the result of decreases in orders for our XDSL, PC-ADSL and Sunset E20 product lines. Among cable broadband products, increased sales of our CM and AT2500R product line reflected aggressive VoIP deployment by carriers and demand for high-end central office monitoring devices. Among fiber optics products, sales growth was attributable to increased sales of our STT platform. The increase in protocol product sales is due to increased sales of our 3G Master and Gephardo products. During the three months ended June 30, 2005 and 2004, our sales were not significantly affected by changes in prices.

Sales for the three months ended June 30, 2005 increased $3.6 million, or 46%, in North America, decreased $1.2 million, or 28%, in Asia/Pacific, increased by $0.7 million, or 24%, in Europe/Africa/Middle East and increased by $0.2 million, or 99%, in Latin America, compared with the same period of 2004. The increase in North American sales was primarily due to increased sales of our cable broadband and fiber optics products. The decrease in Asia is largely the result of declines in sales of wireline access products. Our sales in Europe saw increased sales of our fiber optics products.  Sales to Latin America remain a small part of our business; small changes in order volume from this region can represent large percentage fluctuations, as was the case during the three months ended June 30, 2005. International sales, including sales to Canada, increased to $8.0 million, or 44% of net sales, for the three months ended June 30, 2005, from $7.9 million, or 52% of net sales, for the same period of 2004.

Cost of Sales.    Cost of sales increased $2.9 million to $6.8 million for the three months ended June 30, 2005 compared to $3.9 million for the same period in 2004. Gross margins were 63% and 74% of net sales for the three months ended June 30, 2005 and 2004, respectively. The lower gross margins were primarily the result of changes in product mix and the impact of a one-time benefit of approximately $0.6 million related to the sale of inventory previously reserved during the three month period ended June 30, 2004. Without this benefit, gross margins would have represented 70% of net sales for the three months ended June 30, 2004.

Research and Development.    Research and development expenses increased 16% to $4.4 million for the three months ended June 30, 2005, from $3.8 million for the same period of 2004. This increase is primarily due to increased payroll costs of $0.4 million in response to increased headcount and the establishment of an R&D center in Beijing China.

Research and development expenses were 24% of net sales during the three months ended June 30, 2005 and 25% of net sales for the corresponding period in 2004. Research and development expenses tend to fluctuate from period to period, depending on requirements at the various stages of our product development cycles. In any given time period, research and development expenses may increase in absolute dollars and/or as a percentage of sales, as we continue to invest in product development and expand our product lines.

Selling and Marketing.    Selling and marketing expenses increased 43% to $6.2 million for the three months ended June 30, 2005, from $4.3 million for the same period of 2004. This increase is primarily due to a $0.6 million increase in payroll costs, a $0.3 million increase in commissions, and a $0.4 million increase in costs for travel, trade shows, and outside marketing services. We have increased headcount and increased our selling and marketing activities to achieve greater sales presence with key accounts. Selling and marketing expenses were 34% and 29% of net sales for the three months ended June 30, 2005 and 2004, respectively.

General and Administrative.    General and administrative expenses increased 67% to $4.1 million for the three months ended June 30, 2005, from $2.5 million for the same period of 2004. This increase is primarily from increased legal fees of $1.3 million, with such increase being due, principally, to our litigation with Acterna, and from other professional services costs, which have increased as a result of higher audit costs and the increased corporate costs for supporting our widening network of international sales offices. General and administrative expenses were 23% and 16% of net sales for the three months ended June 30, 2005 and 2004, respectively. General and administrative expenses may decrease in absolute dollars in future periods, as we expect legal expenditures to decrease after we have signed a definitive settlement agreement with Acterna and JDSU. See the discussion of our litigation in the "Overview" section of this MD&A.

Other Income, Net.    Other income, net primarily consists of interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net decreased to $36,000 for the three months ended June 30, 2005, from $0.3 million for the same period of 2004. This was primarily due to a reduction in foreign exchange gains.

Income Tax Expense.    Income tax expense consists primarily of federal, state, and international income taxes. We recorded income tax expense of $0.1 million for the three months ended June 30, 2005 and $0.1 million for the same period of 2004. See Notes to Financial Statements (9) - Income Taxes for additional details on the valuation allowance against deferred tax assets.

Comparison of Six-Month Periods Ended June 30, 2005 and 2004

Net Sales.    Net sales increased 4%, to $30.0 million, during the six months ended June 30, 2005 from $28.8 million during the same period of 2004. Sales of our wireline access products decreased by $3.9 million, sales of our cable broadband products increased by $3.7 million, sales of our fiber optics products increased by $1.4 million, and sales of our protocol products increased by $0.1 million. The decrease in wireline access product sales was generally driven by reduced demand for our SunSet MTT, xDSL-CLT, SunSet E20, and PC-ADSL product lines. Among cable broadband products, increased sales was the result of increased demand for our CM and AT2500R system. Among fiber optics products, increased sales were the result of demand for our Scalable Test Toolkit and Sunset SDH product lines. Protocol sales remained essentially flat. During the six months ended June 30, 2005 and 2004, our revenues were not significantly affected by changes in prices.

Sales during the six months ended June 30, 2004 increased $1.3 million, or 8%, in North America, $0.7 million, or 11%, in Europe/Africa/Middle East, and $0.7 million, or 184%, in Latin America, compared with the same period of 2004. These increases were partially offset by a sales decrease of $1.4 million, or 19%, in Asia Pacific. The increase in North American sales was primarily due to increased sales of our cable broadband and fiber optics products, which were partially offset by decreased sales of our wireline access products. Our growth in Europe is the result of ongoing development of distribution channels in that region, leading to growth in sales of cable broadband, fiber optics, and protocol products.  Asia Pacific sales declined in response to reduced demand across all product lines. Sales to Latin America remain a small part of our business; small changes in order volume from this region can represent large percentage fluctuations with sales increases coming across all product lines. International sales, including sales to Canada, remained essentially flat at $15 million, or 50% of total net sales, for the six months ended June 30, 2005, from $14.7 million, or 51% of net sales during the same period of 2004.

Cost of Sales.    Cost of sales increased 39% to $10.8 million during the six months ended June 30, 2005, from $7.8 million during the same period of 2004. A significant contributor to this increased cost of sales was expense associated with excess and obsolete inventory, which increased by $1.0 million over the six months ended June 30, 2004. Product mix differences resulted in increased cost of $0.9 million. Production overhead increased primarily as the result of increased headcount by $0.8 million. Gross margins represented 64% and 73% of net sales during the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2004, materials with an original cost of $0.6 million that had previously been fully reserved as excess inventory were used in the production of products sold. Without this benefit gross margins would have been 71% of net sales for the six months ended June 30, 2004.

Research and Development.    Research and development expenses increased 16% to $9.0 million during the six months ended June 30, 2005, from $7.7 million during the same period of 2004. This increase is primarily due to a $1.0 million increase in payroll costs, in response to increased headcount and the establishment of an R&D center in Beijing China. Research and development expenses were 30% and 27% of net sales during the six months ended June 30, 2005 and 2004, respectively.

Selling and Marketing.    Selling and marketing expenses increased 33% to $11.0 million during the six months ended June 30, 2005, from $8.3 million during the same period of 2004. This increase is primarily the result of increased headcount and increased selling and marketing activities intended to achieve greater sales presence with key accounts. Significant components of this increase are a $1.2 million increase in payroll costs and a $0.7 million increase in costs for travel, trade shows, and outside marketing services. Selling and marketing expenses were 37% and 29% of net sales during the six months ended June 30, 2005 and 2004, respectively.

General and Administrative.    General and administrative expenses increased 70% to $7.3 million during the six months ended June 30, 2005, from $4.3 million during the same period of 2004. This increase is primarily from increased legal fees of $2.0 million, with such increase being due, principally, to our litigation with Acterna, and from other professional services costs, which have increased as a result of higher audit costs and the increased corporate costs for supporting our widening network of international sales offices.  This increase was partially offset by reductions in amortization of intangible assets of $0.4 million as the result of completing the amortization of intangible assets acquired during 1999 and 2000. General and administrative expenses were 24% and 15% of net sales during the six months ended June 30, 2005 and 2004, respectively.

Other Income, Net.    Other income, net primarily represents interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net decreased 38%, to $0.2 million during the six months ended June 30, 2005, from $0.4 million during the same period of 2004. This was primarily due to a reduction in foreign exchange gains.

Income Taxes Expense.    Income tax expense (benefit) consists primarily of state, and international income taxes pertaining to certain foreign subsidiaries that had taxable income. We recorded income tax expense of $0.2 million during the six months ended June 30, 2005 and $7.6 million during the same period of 2004. Of the 2004 expense, $7.3 million was the result of recording a valuation allowance against all of our net deferred tax assets in most jurisdictions during the three months ended March 31, 2004.

Liquidity and Capital Resources

Cash Requirements and Capital Resources

At June 30, 2005 and December 31, 2004, we had working capital of $40.9 million and $50.6 million, respectively, and cash and cash equivalents and short-term investments of $27.7 million and $33.9 million, respectively. The fair value of our investment in marketable securities was $1.1 million and $1.4 million at June 30, 2005 and December 31, 2004, respectively consisting entirely of the common stock of Top Union, which we consider to be "available-for-sale," as that term is defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We carry this investment at its fair value on our balance sheet, with the unrealized gain of $327,000 as of June 30, 2005 deferred as a component of stockholders' equity. Because our holding is large relative to the normal trading volume in Top Union stock, we do not consider this to be a liquid investment, and therefore, we classify it as a non-current asset.

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

Cash used in operating activities was $2.3 million during the six months ended June 30, 2005, compared with cash provided by operating activities of $3.4 million during the same period of 2004. The $5.7 million decrease in cash provided by operating activities was primarily due to a $0.6 million decrease in cash received from customers and a $4.7 million increase in cash paid to suppliers and employees. The decrease in cash received from customers is primarily attributable to the timing of sales during the period and, to a lesser extent, extended payment terms offered to large customers by certain of our subsidiaries. The increase in cash paid to suppliers and employees was primarily the result of increased legal expenditures, and increased investment in sales activities and the associated increased headcount. In general, our ability to generate positive cash flows from operations will depend on our ability to generate and collect cash from future sales, while maintaining a cost structure lower than those sales amounts. Therefore, sales volume is the most significant uncertainty in our ability to generate positive cash flows from operations.

Cash provided by investing activities was $1.5 million during the six months ended June 30, 2005, compared with cash used in investing activities of $5.8 million during the same period of 2004. During the six months ended June 30, 2005, we made $1.8 million in capital expenditures and invested $6.2 million in short-term investments offset by the sale of $9.5 million in short-term investments. During the six months ended June 30, 2004, capital expenditures were $1.4 million and investments in short-term investments were $12.2 million offset by sales of $7.1 million in short-term investments. As of June 30, 2005, we had no plans for large capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash used in financing activities was $1.7 million during the six months ended June 30, 2005, compared with $2.3 million during the same period of 2004. During the first six months of 2005, the primary financing activities that used cash were cash dividends of $2.5 million and the repayment of $0.1 million on notes payable. The primary financing activities that provided cash were $0.3 million received from sales of shares under the Employee Stock Purchase Plan (“ESPP”), $0.2 million in proceeds from employees exercising stock options, and a $0.3 million decrease in amounts held in restricted cash. During the first six months of 2004, the primary financing activities that used cash were cash dividends of $2.5 million, an increase in restricted cash of $0.2 million and the repayment of $0.1 million on notes payable.  The primary financing activities that provided cash were $0.3 million in proceeds from the issuance of shares under our ESPP and proceeds from employees exercising stock options for $0.2 million.

Our outstanding debt at June 30, 2005 consisted primarily of a $0.8 million loan from the Italian government for research and development use that is payable in semi-annual payments that started in the second half of 2003 and ending in 2011, and three notes payable, related to acquisitions, totaling $0.1 million that are being paid in quarterly installments ending in 2006. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook, or an inability to achieve such changes, which would have any significant impact on our operations. We are not subject to any debt covenants that we believe might have a material impact on our business.

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
Off-Balance Sheet Arrangements

As of June 30, 2005, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Contractual Obligations

During the three months ended June 30, 2005, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheet.

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

Sales of our DSL and other wireline access products represented 33% and 49% of our net sales during the first six months of 2005 and 2004 respectively, and 43% of our net sales during the full year ended December 31, 2004. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may at any time adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

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

Our customer base is concentrated, and a relatively small number of companies have accounted for a large percentage of our net sales. Net sales from our top ten customers represented approximately 34% of total net sales during the six months ended June 30, 2005 and 38% of total net sales in the full year 2004. Net sales to one customer, SBC Communications Inc., were 11% of our total net sales during the six months ended June 30, 2004. No other single customer accounted for 10% or more of the Company's total sales during this period, and no single customer accounted for 10% or more of the Company's total sales during the six months ended June 30, 2005. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period. The decline in customer concentration over the prior three years is primarily the result of our expanded international sales presence.

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

The following table sets forth our principal competitors in each of our product categories:

Product Category	Principal Competitors

Wireline Access	Acterna Corporation; Consultronics; Fluke Corporation; 3M Dynatel; Trend Communications;

Fiber Optics SONET/SDH	Acterna Corporation; Exfo Electro-Optical Engineering Inc.; NetTest; Trend Communications

Cable Broadband	Acterna Corporation; Trilithic, Inc.

Protocol	Agilent Technologies, Inc.; NetTest; Tektronix, Inc.

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

We experienced rapid growth in revenues and in our business during 1999 and 2000 followed by significant slowdowns in 2001 and 2002 that have placed, and may continue to place, a significant strain on our management and operations. Our revenues increased to $113.5 million in 2000 from $61.5 million in 1999, fell to $79.1 million in 2001 and then to $54.3 million in 2002. Revenues increased slightly to $54.9 million in 2003 and grew to $61.7 million in 2004. Revenues during the second quarter of 2005 increased to $18.3 million from $15.0 million in the second quarter of 2004. As a result of our historical growth and potential future growth or slowdowns, we face several risks, including the following:

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

Sales to customers located outside of the United States represented approximately half of our net sales in the first six months of 2005, and in fiscal 2004. We expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including the following:

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

In addition, the Asia/Pacific and Latin America regions, both high-growth emerging markets for communications equipment, have experienced instability in many of their economies and significant devaluations in local currencies. Sales to customers in these regions represented 23% of our sales in the first six months of 2005 and 24% of our sales in fiscal 2004, and declined for the first six months of 2005 as compared to the first six months of 2004. These instabilities may continue or worsen, which could have a materially adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

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

We produce a substantial portion of our products at our subsidiary in Taiwan and we have recently expanded our manufacturing facility there. Taiwan production represented approximately 62% of our products during the first six months of 2005, and approximately 60% in the first six months of 2004. We depend on our subsidiary to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. If we fail to manage our subsidiary so that it produces quality products on time and in sufficient quantities, our reputation and results of operations could suffer. In addition, we rely on our Taiwan subsidiary to place orders with suppliers for the components they need to manufacture our products. If they fail to place timely and sufficient orders with their suppliers, our results of operations could suffer.

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

In addition, litigation has in the past been, and may in the future be, necessary to enforce our intellectual property rights and/or defend against the accusations of others. For example, we have been engaged in complex patent litigation with one of our main competitors, Acterna, LLC, now a wholly owned subsidiary of JDS Uniphase Corporation. In this litigation, we have been accused of violating eight Acterna patents. By the same token, we have accused Acterna of violating three of our patents. The litigation is being fought in multiple jurisdictions. This kind of litigation is time-consuming and expensive to prosecute or resolve, and results in a substantial diversion of management resources. We cannot ensure that we will be successful in this or other similar types of litigation, that our intellectual property rights will be held valid and enforceable in any litigation, or that we will otherwise be able to protect our intellectual property and proprietary technology.

In the future, we may receive notices from other holders of patents that raise issues as to possible infringement by our products. As the number of telecommunications test, measurement, and network management products increases and the functionality of these products further overlap, we believe that we may become subject to allegations of infringement given the nature of the telecommunications industry and the high incidence of these kinds of claims. Questions of infringement and the validity of patents in the field of telecommunications technologies involve highly technical and subjective analyses. These kinds of proceedings are time consuming and expensive to defend or resolve, result in a substantial diversion of management resources, cause product shipment delays, and could force us to enter into royalty or license agreements rather than dispute the merits of the proceedings initiated against us.

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

Our balance sheet at June 30, 2005 includes an amount designated as "goodwill" that represents approximately 13% of our total assets and 15% of our total stockholders' equity. Goodwill arises when an acquirer pays more for a business than the fair value of the acquired tangible and separately measurable intangible net assets. Under accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets, beginning in January 2002, goodwill is no longer amortized, but it is subject to an "impairment test" at least annually, and more frequently if circumstances indicate a possible impairment. The impairment testing begins with a market capitalization analysis. Under this test, if our market capitalization were to diminish significantly, we would be required to compare the book value of goodwill to its fair value, and if the book value is higher than the fair value, we would record a non-cash impairment charge for the difference, which, depending on the amount, could materially and adversely affect our net income or loss and earnings per share.

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

As of June 30, 2005, Paul Ker-Chin Chang, Paul A. Marshall, and Robert C. Pfeiffer beneficially owned approximately 25%, 23%, and 12%, respectively, of our outstanding shares of common stock. Consequently, these three individuals control approximately 60% of our outstanding shares of common stock and to the extent that they act together would be able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of stockholders. In addition, Mr. Chang, Mr. Marshall, and Mr. Pfeiffer constitute three of the six members of the board of directors and have significant influence in directing the actions taken by the board. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of our company may also have the effect of delaying or preventing a change in control of our company that other stockholders may consider desirable.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required for the year ending December 31, 2006, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal year. Furthermore, our independent auditor will be required to attest to our assessment of the effectiveness of our internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal controls. If we fail to timely complete this assessment, or if our independent auditor cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, failure to implement any new or improved controls deemed necessary as a result of management or our auditor’s assessments, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could adversely affect the price of our stock.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We sell our products in North America, Asia, Europe, Africa, the Middle East, and Latin America and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have sales denominated in Euros and the Canadian dollar, which are also affected by changes in currency exchange rates. To hedge these risks, we have at certain times used derivative financial instruments. However, as of June 30, 2005, we had no derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations in the past.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates, or we may suffer the loss of principal if forced to sell securities that have declined in market value due to changes in interest rates. Because our investment policy restricts us to conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

At June 30, 2005, we owned 2,957,480 shares of the common stock of Top Union Electronics Corp. ("Top Union"), a Taiwan R.O.C. corporation, which we acquired as a strategic investment primarily during the years 1998 through 2000. These securities are considered to be "available-for-sale," as that term is defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly we carry them at their fair value on our balance sheet, with the unrealized gain deferred as a component of stockholders' equity. Because our holding is large relative to the normal trading volume in Top Union stock, we do not consider this to be a liquid investment, and therefore, we classify it as a non-current asset. The carrying amount of this investment on June 30, 2005 was $1,093,000. This amount may be affected by an adverse movement of equity market prices in Taiwan and internationally and would be affected by adverse movement in exchange rates. As of June 30, 2005, we did not have any hedges to protect our Top Union investment against adverse movements in equity prices or exchange rates.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On March 31, 2004, Acterna, LLC (“Acterna”) filed a lawsuit against us and Consultronics, Ltd. and Consultronics, Inc. (the latter two, collectively, “Consultronics”) in the United States District Court for the District of Maryland. Acterna alleges that our SunSet xDSL and SunSet MTT product line infringes its United States Patent Nos. 6,064,721 (the “‘721 patent”), 6,385,300 (the “‘300 patent”), and 6,590,963 (the “‘963 patent”), and that our STT product infringes its United States Patent No. 5,511,108 (the “‘108 patent”). Acterna also alleged that the Consultronics CoLT 450 product infringed its ‘721 patent, the ‘300 patent and the ‘963 patent. Acterna seeks injunctive relief, unspecified damages, and attorneys’ fees and costs.

On April 23, 2004, we filed a lawsuit against Acterna in the United States District Court for the Northern District of California. The lawsuit alleges that Acterna’s ANT-5 SDH Access Tester and ANT-20 Advanced Network Tester infringe our United States Patent No. 5,619,489 (the “‘489 patent”). We are seeking injunctive relief, unspecified damages, and attorneys’ fees and costs.

On August 16, 2004, we filed an action for declaratory judgment in the United States District Court for the District of Maryland asserting that our Sunset xDSL and SunSet MTT product line does not infringe a recently issued Acterna patent, United States Patent No. 6,738,454 (the “‘454 patent”). The ‘454 patent is a continuation patent related to the ‘721 patent, the ‘300 patent, and the ‘963 patent.

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

On January 5, 2005, Acterna amended its claim in the Maryland case asserting that our Sunset xDSL and SunSet MTT product line also infringes its‘454 patent.

On March 18, 2005, we received a letter from Acterna asserting that the CaLan 3010, a product manufactured by one of our subsidiaries, may infringe two additional Acterna patents, United States Patent Nos. 5,867,842 and 5,867,206 (respectively, the “‘842 patent” and the “‘206 patent”). On April 15, 2005, we filed a lawsuit against Acterna in the United States District Court for the Northern District of California, seeking declaratory judgment that the CaLan 3010 does not infringe the ‘842 patent or the ‘206 patent, and that such patents are invalid and unenforceable.

On May 5, 2005, we engaged in mediation discussions with Acterna through the use of Judicial Arbitration and Mediation Services (“JAMS”), where a retired federal circuit judge presided as mediator and attempted to help the parties negotiate a resolution of their claims. No resolution was reached.

On May 10, 2005, we filed a lawsuit against Acterna in the United States District Court for the Eastern District of Texas. The lawsuit alleges that Acterna’s HST-3000c infringes our United States Patent No. 6,891,803 (the “803 patent”). We are seeking injunctive relief, unspecified damages and attorneys’ fees and costs.

On May 23, 2005, Acterna agreed to be acquired by JDS Uniphase Corporation (“JDSU”) pursuant to an Agreement and Plan of Merger.

On May 31, 2005, Acterna filed a lawsuit against us in the United States District Court for the Northern District of California asserting that the CaLan 3010 infringed both the ‘842 patent and the ‘206 patent.

On July 19, 2005, we engaged in additional mediation discussions with Acterna through the use of JAMS. No resolution was reached.

 On July 28, 2005, we filed a lawsuit against Acterna in the United States District Court for the Eastern District of Texas. The lawsuit alleges that Acterna’s HST-3000 infringes our United States Patent No. 6,917,595 (the “’595 patent”). We are seeking injunctive relief, unspecified damages, attorneys’ fees and costs.

On August 3, 2005, JDSU completed its acquisition of Acterna.

We believe that the lawsuits against us are without merit, and we intend to defend ourselves vigorously against the allegations that Acterna is making against us. Specifically, we are defending ourselves against Acterna’s allegations by seeking declaratory judgment that our products do not infringe any of the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘454 patent, the ‘108 patent, the ‘766 patent, the ‘842 patent, or the ‘206 patent; that the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘454 patent, the ‘108 patent, the ‘766 patent, the ‘842 patent, and the ‘206 patent are invalid; and that the ‘721 patent, the ‘300 patent, the ‘963 patent, the ‘454 patent, the ‘108 patent, the ‘766 patent, the ‘842 patent, and the ‘206 patent are unenforceable.

We continue our settlement discussions with Acterna and JDSU, and have reached an agreement in principle to resolve all outstanding litigation among the parties. The proposed settlement would terminate all outstanding litigation mentioned above and includes the parties cross covenanting not to initiate new patent litigation against each other for a specified period of time. The proposed settlement remains subject to certain conditions, including the parties entering into a definitive settlement agreement, the terms of which have not been fully negotiated. We cannot make any assurances at this time that any such settlement agreement will be executed.

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

                    None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                    None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 11, 2005. At the annual meeting, the following matters were voted upon:

Proposal 1: Election of the following directors to serve for a term ending upon the 2008 Annual Meeting of Stockholders or when their successors are elected and qualified:

Nominee	Total Votes For	Total Votes Withheld

Paul A. Marshall	47,864,210	899,469
Patrick Peng-Koon Ang	47,430,210	1,333,469

Paul Ker-Chin Chang and Henry P. Huff continue to serve as directors of the Company for a term ending upon the 2006 Annual Meeting of Stockholders or when their successors are elected and qualified, and Robert C. Pfeiffer and Jennifer J. Walt continue to serve as directors of the Company for a term ending upon the 2007 Annual Meeting of Stockholders or when their successors are elected and qualified.

Proposal 2: Approval of the amendment to the 2000 Stock Plan to fix the size of initial and annual grants to non-employee directors at 12,000 shares:

Total Votes For	Total Votes Against	Total Votes Withheld	Not Voted
37,170,880	197,658	129,708	11,265,433

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
Date: August 15, 2005

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
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: August 15, 2005

By:	/s/ PAUL KER-CHIN CHANG
Paul Ker-Chin Chang President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: August 15, 2005

By:	/s/ Richard D. Kent
Richard D. Kent Chief Financial Officer (Principal Financial Officer)

EXHIBIT 32

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of Sunrise Telecom Incorporated for the three-month period ended June 30, 2005, we, Paul Ker-Chin Chang, President and Chief Executive Officer, and Richard D. Kent, Chief Financial Officer, respectively, of Sunrise Telecom Incorporated, hereby certify to the best of our knowledge, that:

(1)
Such Quarterly Report on Form 10-Q for the three-month period ended June 30, 2005, as filed with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Sunrise Telecom Incorporated.

Date: August 15, 2005

By:	/s/ PAUL KER-CHIN CHANG
Paul Ker-Chin Chang President and Chief Executive Officer (Principal Executive Officer)
Date: August 15, 2005

By:	/s/ Richard D. Kent
Richard D. Kent Chief Financial Officer (Principal Financial Officer)