Form 10-Q
period 2005-09-30
SUNRISE TELECOM INC
filed 2007-11-02
CIK 907152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-30757

Sunrise Telecom Incorporated

(Exact name of Registrant as specified in its charter)

Delaware	77-0291197
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

302 Enzo Drive, San Jose, California 95138

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 363-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of November 1, 2007, there were 51,349,058 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

“3GMaster,” “FTT,” “HTT,” “RealWORX,” “Sunrise Telecom,” “SunSet,” “SunLite,” “STT,” “Sunset MTT,” “Oculist,” “NeTracker,” “Ghepardo,” “CaLan,” and “WTT” are trademarks of Sunrise Telecom Incorporated. This Quarterly Report on Form 10-Q also includes references to registered service marks and trademarks of other entities.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of the restatement of our financial statements; the effects of our pending litigation; the demand for our products; the effect that seasonality and volume will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale our operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; manufacturing, assembly and test capacity; our potential needs for additional capital; inventory and accounts receivable level. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Forward-looking statements are not the only statements you should regard with caution. The preparation of our consolidated financial statements for the three and nine months ended September 30, 2005 and prior periods required us to make judgments with respect to the methodologies we selected to calculate the adjustments contained in the restated financial statements as well as estimates and assumptions regarding the application of those methodologies. These judgments, estimates and assumptions, which are based on factors that we believe to be reasonable under the circumstances, affected the amounts of additional deferred compensation, additional stock-based compensation expense, additional inventory reserves and deferred income tax expense that we recorded in 2001, 2002, 2003, 2004, and the three and nine months ended September 30, 2005. The application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, we are restating our consolidated balance sheet as of December 31, 2004 and the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the quarters of 2004 and the first two quarters of 2005. Our decision to restate was based on the results of a voluntary investigation of our historical stock option granting practices that was conducted by our management under the direction of the Audit Committee of our Board of Directors (the “Audit Committee”) and on our identification of an error in the method used to calculate our reserve for excess or obsolete inventory, as well as an error in the accounting for deferred tax liabilities relating to goodwill.

All financial information contained in this report gives effect to this restatement, unless stated otherwise. Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 2 of Notes to Condensed Consolidated Financial Statements, which are included in this report. You should not rely upon financial information included in any earnings press releases and similar communications issued by us, or any of our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, or on the related opinions of our independent registered public accounting firm, for the periods ended March 31, 2001 through June 30, 2005, all of which are superseded in their entirety by the information in this report and in our 2005 Annual Report on Form 10-K filed on the same date as this report.

As part of the restatement, we have made changes to the balance sheet as of December 31, 2004 to adjust certain income tax assets and liabilities to reflect the tax effect of the correction of errors and to the 2004 statement of operations to reflect the tax effect of the restatement. These changes are described in more detail below. We are also restating the pro forma disclosure of stock-based compensation expense required under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), included in Note 2 of Notes to Condensed Consolidated Financial Statements.

The adjustments did not affect our previously-reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods.

Investigation Concerning Business Practices

In October 2005, our management initiated an investigation into accounting irregularities at our subsidiary in Korea, and subsequently terminated the general manager in Korea. Shortly thereafter, the Audit Committee assumed responsibility for the investigation, including oversight of external counsel and forensic accounting advisers. Because we were unable at the time to assess whether or not the investigation would have a material impact on our historical financial statements, on November 14, 2005, we filed a notice with the Securities and Exchange Commission (the “SEC”) disclosing that we were unable to file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

In December 2005, the Audit Committee expanded the scope of its investigation to include a review of our sales operations worldwide. As a result of the continued uncertainty about the time required to complete the investigation and any impact it might have on our present and historical financial statements, we were unable to provide an adequate timeline to the NASDAQ Stock Market regarding compliance with periodic reporting obligations, and, as a result, we were delisted from the NASDAQ Stock Market in December 2005.

In June 2006, the Audit Committee received and approved a report summarizing findings pertaining to its investigation. The report did not identify any items that required restatement of our financial statements, but did highlight the need for additional education and oversight of the business culture and practices at many of our foreign operations. As a result of the findings of that report, we have enhanced certain control and review procedures, reinforced our guidelines and policies, and otherwise taken remedial actions to reinforce the internal control environment at all of our locations, with an emphasis on international operations.

In September 2006, we informed the staff of the SEC Division of Enforcement about the results of the Audit Committee investigation.

Stock Option Review

In June 2006, our management initiated an investigation of our historical stock option granting practices. The Audit Committee provided oversight to the investigation, which was designed to determine whether we used appropriate measurement dates for option grants under our stock option plans. The Audit Committee also evaluated the conduct and performance of our officers, employees and directors who were involved, directly or indirectly, in the stock option granting process.

Our investigation covered all stock option grants made since our initial public offering in July 2000, comprising 1,611 grants, on twenty-seven separate grant dates, to 499 employees and directors, and covering 5,377,758 shares. We first identified grants that were potentially “at risk” for measurement date errors, then compared option grant prices with market prices immediately before and after the grant date to assess whether grant recipients could have derived a benefit through practices such as using hindsight to pick grant dates. In each case where there was significant price movement, we evaluated the options in more detail.

We evaluated market price movements of our common stock after the grant date until the date when grants were entered into our equity award administration system, because the grant date could not be influenced thereafter. We did not review grants further where market price movements showed no possible benefit to grantees (because the market price declined after the grant date). On this basis, we excluded 486 grants made on ten grant dates.

We performed an economic analysis of the remaining grants to determine the maximum possible financial statement impact of any measurement date error, by determining the highest price during the period between the grant date and date the grant was entered into our equity award administration system. After determining the financial statement impact, we excluded from further review those grants where the maximum possible financial statement impact was too small to justify a further review. We used a financial threshold of $100,000 without adjustment for terminations, which is equivalent to approximately $80,000 after terminations. This threshold represented a maximum possible financial statement impact of approximately $5,000 per quarter over the four-year vesting period of the options. On this basis, we excluded as immaterial 566 grants made on fourteen grant dates.

We reviewed the grants from the remaining three grant dates in detail. We examined corporate records and files, supporting schedules and worksheets, contemporaneous emails, related metadata such as document creation and revision dates, and we interviewed current and former Company personnel. The findings and conclusions respecting the grants made on these three grant dates are discussed below.

Findings and Conclusions of the Stock Option Review

January 10, 2001 Grant

We determined that January 10, 2001 was not the appropriate measurement date for options bearing that grant date. We concluded that the Stock Option Committee met on January 10, 2001 to consider and approve option grants for certain individuals and to adopt department budgets for option grants for other individuals. The Stock Option Committee consisted of the three directors who were not on the Compensation Committee, all of whom were officer directors. The Stock Option Committee believed that the Board had delegated to it the authority to make all option grants, including to executive officers. However, Compensation Committee approval was required for grants to executive officers. In addition, neither our management nor the Stock Option Committee members fully appreciated that changes to the list of options granted that were made after the meeting of the approving body might trigger a different measurement date for any or all of the January 10, 2001 options, even if the total number of options granted was in line with the original budget.

A list of proposed grants was prepared in advance of the January 10, 2001 Stock Option Committee meeting, naming individual employees (including three executive officers) and stating departmental budgets for option grants to other employees, for a total grant of options to purchase 894,000 shares of our common stock. Following the meeting, a more detailed list of individual grants, representing a total grant of options to purchase 910,400 shares, was prepared and provided to the Compensation Committee at its January 24, 2001 meeting. We found no evidence that the Compensation Committee was aware that it was being asked to approve 16,400 additional options beyond the number considered by the Stock Option Committee on January 10, 2001 or that any members of the Stock Option Committee, the Compensation Committee, or management understood the accounting implications of these additional option grants. The number of options proposed to be granted to the three executive officers did not change between January 10, 2001 and January 24, 2001.

The January 24, 2001 Compensation Committee minutes expressly reflect that the Stock Option Committee had “granted” the options reflected on the list submitted to the Compensation Committee, and that the grant date for all of those options was January 10, 2001. We found no evidence that management, the Stock Option Committee, or the Compensation Committee fully understood the potential accounting implications of approving and confirming on January 24, 2001 the option grants that the Stock Option Committee purportedly made on January 10, 2001, including those to the three executive officers. As to the executive officers whose option grants could only be made by the Compensation Committee and not the Stock Option Committee, January 24, 2001 represents the first date when the number of options granted and the identity of each recipient were known and determined with finality, and no changes were made to any of the executive officer grants after that date.

After the January 24, 2001 Compensation Committee meeting, and before the option grants were finally entered into our equity award administration system, several changes were made to the option grant list for non-executive officer grants. There was no evidence that any such changes were made after January 29, 2001. Extensive evidence, including email exchanges among the members of the Stock Option Committee, indicates that the first date on which the Stock Option Committee, which had full authority to make option grants to employees who were not executive officers, determined with finality all of the option grants to each of the grant recipients was January 29, 2001. The total number of options granted (including the executive officer grants) was 949,200 or approximately 38,000 more than were contained in the list provided to the Compensation Committee at its January 24, 2001 meeting. We found no evidence that the 38,000 option discrepancy was called to the attention of the Compensation Committee. All of the options granted by the Stock Option Committee and the Compensation Committee were nonstatutory options; none were incentive stock options.

The July 10, 2001 Grant

Grant recipients consisted of new hires and employees of our Pro.Tel subsidiary headquartered in Italy. We had not previously granted any options to Pro.Tel employees, and the delay in entering the grants into our equity award administration system was largely due to issues involving the plan definitions for the Pro.Tel grants. We confirmed that all of the new hire dates preceded the grant date. No accounting adjustment was necessary for these option grants. All of the July 10, 2001 grants were of nonstatutory options; none were incentive stock options.

The June 6, 2002 Grant

The Stock Option Committee met on June 6, 2002 to recommend and approve supplemental grants to employees in the amount of 30% of the option grants they had received in January 2002, and the Compensation

Committee held a telephonic meeting later that day to approve and confirm grants representing 381,720 shares. After the June 6, 2002 meetings, and before the grants were entered into our equity award administration system, some additions and changes were made to the grant list, involving a net increase of 40,550 options. None of these changes involved executive officer grants. As a result, we determined that the requirements of a measurement date were not met until June 13, 2002, when the complete list was entered into our equity award administration system. Consequently, we determined June 13, 2002 to be the appropriate measurement date for these grants. In addition, there were five employees at foreign subsidiaries whose grants were added to the June 6, 2002 list after June 13, 2002 totaling 6,500 shares. These five grants are being treated as separate from the June 13, 2002 grants, with a measurement date of June 18, 2002, which is when they were entered into our equity award administration system. We found no evidence that the changes made after June 6, 2002 were called to the attention of the Compensation Committee. All of the June 2002 grants were nonstatutory options; none were incentive stock options.

Financial Statement Impact

Based on the results of the investigation, the Audit Committee concluded that, pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, the accounting measurement dates for stock options granted in January 2001 and June 2002, covering options to purchase 1,377,970 shares of our common stock, differed from the measurement dates previously used for such awards. Management determined that all other grants of options by us during the period from our initial public offering in July 2000 up to our last option grant made in August 2005 utilized the appropriate measurement dates. As a result, revised measurement dates were applied to the affected option grants and we recorded $5.5 million in additional stock-based compensation expense for the years 2001 through 2004. This amount is net of forfeitures related to employee terminations. The additional stock-based compensation expense is being amortized over the service period relating to each option, typically four years, with approximately 99% of the expense being recorded in years prior to 2005.

As a consequence of these adjustments, we have restated our consolidated financial statements and related disclosures for the four years ended December 31, 2004, consisting of the restatement of our consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the four years ended December 31, 2004 and the restatement of our consolidated balance sheet data as of December 31, 2001, 2002, 2003, and 2004. In addition, we have restated the unaudited quarterly financial information and consolidated financial statements for interim periods of 2004 and 2005. We have also restated the stock-based compensation expense footnote information calculated under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), under the disclosure-only alternatives of those pronouncements for the years 2001 through 2004 and for interim periods of 2004 and 2005.

The amounts of the adjustments we recorded for the years 2001 through 2004 were calculated pursuant to APB 25. The adjustments did not affect our previously reported revenue, cash, cash equivalents, or marketable securities balances in any of the restated periods.

Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 2 of Notes to Condensed Consolidated Financial Statements and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

As a result of the findings of the investigation, we remeasured certain stock option grants and recognized additional stock-based compensation expense for fiscal years 2001 through 2004. This expense is the result of options deemed granted with an intrinsic value totaling $6.8 million. Intrinsic value is the quoted market price of our common stock at the measurement date less the exercise price the recipient would need to pay to exercise the option. After employee forfeitures due to termination, the final incremental expense was $5.5 million for fiscal years 2001 through 2004.

In assessing how the errors relating to stock option accounting occurred, our investigation identified material weaknesses in our historical stock option granting practices. These weaknesses were addressed beginning in October 2002 when we strengthened our corporate governance practices and modified the method by which the Board approved stock option grants, and we believe these weaknesses have been corrected.

The original measurement dates for the January 2001 and June 2002 option grants were established prior to the completion, review and approval of final lists of option recipients. However, in each case a preliminary list was developed on the date originally identified as the measurement date, but the list was subsequently modified, including adding or deleting the names of the option recipients and increasing or decreasing the number of shares underlying the options being granted. These changes were considered to be sufficiently extensive to require us to revise the measurement date for the January 2001 and June 2002 option grants.

As a result of our administrative errors in establishing the measurement date for January 2001 and June 2002 prior to the date when a definitive list of option award recipients was approved, the revised measurement dates were based on the date on which all of the required granting actions for a specific grant were final (including any changes to the terms of the options, such as the number of shares subject to the options). To the extent that granting actions were not final for a specific grant, the measurement date was delayed until all required actions relating to the grant were completed. We believe that this is the appropriate way to establish the measurement date.

Notwithstanding the foregoing, the lack of conclusive evidence required our management to apply significant judgment in establishing revised measurement dates. In those cases where a definitive measurement date could not be determined, the evidence was generally sufficient to establish: (1) a date which was defined as the earliest possible date that met all the conditions that constitute a measurement date under APB 25 (“Inside Date”); and (2) a date which was defined as the latest possible date that met all the conditions that constitute a measurement date could have existed under APB 25 (“Outside Date”). These dates, particularly the Inside Date, later became the basis for determination of the revised measurement dates we used in the restatement, because we determined that this approach was more appropriate in determining when the option grant was determined with finality and no longer subject to change. An example of an Inside Date for an executive officer grant might be the date that a stock option award was formally approved by the Compensation Committee, and for a non-officer employee might be the date at which a final list was determined to have been reviewed and approved by the Stock Option Committee. An example of an Outside Date generally was the date on which the option award information was entered into our equity award administration system and communicated to employees.

In light of the significant judgment used by us in establishing revised measurement dates, alternate approaches to those used by us could have resulted in different compensation expense charges than those recorded by us in the restatement. The use of alternative measurement dates would have produced, over the related service periods of the options granted, the following range of possible intrinsic values and of net expense after forfeitures (before tax):

	Before Forfeitures			After Forfeitures
Grant Date	Actual	Low	High	Actual	Low	High
	($000’s)			($000’s)
January 10, 2001	$6,642	$2,788	$8,187	$5,514	$2,293	$6,733
June 6, 2002	119	36	143	87	27	104

Total for all grants	$6,761	$2,824	$8,330	$5,601	$2,320	$6,837

The impact of amortizing the intrinsic value utilized by the Company of $6.8 million, net of forfeitures of $1.2 million, over the related service periods, is as follows:

Additional Expense
($000’s)
Fiscal Year
2001	$1,422
2002	1,544
2003	1,338
2004	1,238
2005	51
2006	8

Total for all fiscal years	$5,601

We have not issued stock options since August 2005. Our controls over the equity award process, as of September 30, 2005, include the following controls:

•

Awards to newly hired employees are compiled by our Human Resources department and are submitted to the Compensation Committee for approval only on or after the commencement of employment. All equity awards approved by the Compensation Committee are communicated to our Human Resources department by our Legal department. The list of equity awards approved by the Compensation Committee includes specific allocations of equity awards to individuals. Equity awards are entered into our equity award administration system promptly after approval.

•	The Chief Legal and Compliance Officer attends all Compensation Committee meetings, records minutes, and confirms that all equity awards comply with our equity plans.

•

Except in Italy where local legal and tax rules require otherwise, the exercise price for each option grant is equal to or greater than the closing price of our common stock on the date of approval by the Compensation Committee.

•

Formal resolutions approving equity awards are reconciled to the data maintained in the equity award administration system on a quarterly basis. The Human Resources department validates new awards reflected in the equity award administration system.

•

Notification of equity awards is sent (electronically or by mail) to employee recipients. The equity awards are uploaded from the equity award administration system to an online brokerage website, at which time grants are available for viewing by employees. Additionally, for members of our Board and our Section 16 officers, a Form 4 is filed with the SEC within two business days after the grant date.

•	The equity award administration system is periodically reconciled to reflect the cancellation of awards held by employees whose employment with us has terminated.

•	Any proposed modifications to equity awards (such as accelerations and exercise extensions) are communicated by the Legal department to, and such changes are approved by, the Compensation Committee.

•	The issuance of shares upon exercise or release of equity awards recorded in our equity award administration system is periodically reconciled with the records of our transfer agent.

Inventory Reserves

Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins (“ARB 43”), Chapter 4, “Inventory Pricing,” discusses the general principles applicable to the pricing of inventory. We determined that, for the years 2002 through 2004, the methods used to determine reserves for inventory obsolescence did not fully conform to the requirements of ARB 43, as interpreted by SEC Staff Accounting Bulleting No. 100, Restructuring and Impairment Charges (“SAB 100”). Based on SAB 100’s interpretation of ARB 43, footnote 2, a write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently cannot be marked up based on changes in underlying facts and circumstances.

Our methodology for calculating inventory reserves for the years 2002 through 2004 failed to properly track the cost basis of all items previously reserved, and we improperly reversed an inventory valuation allowance based upon changes in expected customer demand. As a result, we overstated our inventory amounts. The net expense associated with this error for 2003 and 2004 was $0.4 million and $0.6 million, respectively. We also corrected an error in the inventory reserves in 2002 which resulted in an increase to inventory and a reduction in expense of $0.1 million.

We implemented the following controls over the calculation of excess and obsolete inventory in November 2006:

•	System generated demand is compared to inventory on hand to identify inventory that is potentially excess or obsolete.

•

System generated excess and obsolete inventory is compared to prior period reserves to identify any reductions in quantities reserved at the item level. All reductions to quantities previously reserved are evaluated to confirm the change is due to the use or disposal of that item.

•	Price calculations are reviewed to confirm that the system generated values are appropriately calculated.

•	Newly reserved items are manually reviewed by production planning to ensure calculated reserves are appropriate and consistent with known requirements.

•	Items released from reserve due to the system calculation methodology that are not the result of disposal or use of the items in the manufacturing process are added back to reserves.

Income Taxes

We adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002. In accordance with SFAS 142, we ceased amortizing goodwill from business acquisitions for financial reporting purposes. Goodwill continues to be amortized for tax reporting purposes, creating a temporary book to tax difference. SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), requires that we recognize a deferred tax liability for this taxable temporary difference. The temporary book to tax difference is classified as a long-term deferred tax liability as the timing of any ultimate recognition of expense from the impairment or disposal of these assets is indeterminate.

At the time of the adoption of SFAS 142, we failed to create proper documentation detailing the impact on deferred tax liabilities. This failure to document the impact of the adoption of SFAS 142 had no financial statement impact until 2004, when the cumulative tax amortization for goodwill first exceeded the accumulated book goodwill amortization. In March 2004, as a result of employee turnover combined with this lack of appropriate documentation, we failed to recognize the impact the adoption of SFAS 142 would have on the Company’s income tax provision once a full valuation allowance was recorded against the net deferred tax assets. Consequently, we improperly offset the indeterminate lived deferred tax liability associated with goodwill against definite lived deferred tax assets. This error resulted in the failure to recognize $0.7 million in additional tax expense during 2004.

In the first quarter of 2004, a valuation allowance was recorded against all of our net deferred tax assets in most jurisdictions as the realization of these deferred tax assets was uncertain due to our recent operating losses. At the time this valuation allowance was recorded, we improperly offset the deferred tax liability associated with the temporary difference in the amortization of goodwill against other deferred tax assets, and as a result understated our valuation allowance.

We have taken the following actions during 2006 which helped us to identify this material weakness:

•	We have retained outside tax consultants to assist with the analysis and preparation of all tax related entries.

•	We have retained a new director of taxation.

In addition, in September 2007, we have taken the following actions to remediate this material weakness:

•	We created appropriate schedules detailing book to tax differences relating to goodwill and the associated tax impact for utilization in calculating the tax provision.

•	We analyze all deferred tax items no less than once each quarter in connection with the preparation of the Company’s tax provision.

We will continue to assess whether additional actions or controls will be needed to remediate this material weakness.

OTHER REVISIONS IN THIS QUARTERLY REPORT

Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information concerning the restatement. Unless otherwise indicated, all information contained in this report is current as of the date this report is filed with the SEC. The additional disclosures pertaining to this restatement and its effect on prior periods and years will be included in our 2005 Annual Report on Form 10-K to be filed separately with the SEC on the same date as this report.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data, unaudited)

	September 30, 2005	December 31, 2004
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$17,714	$17,758
Short-term investments	7,861	16,113
Accounts receivable, net of allowance of $416 and $799, respectively	14,116	15,111
Inventories	13,076	12,450
Prepaid expenses and other assets	1,330	1,305
Deferred tax assets	1,196	1,294

Total current assets	55,293	64,031

Property and equipment, net	27,163	27,176
Restricted cash	11	305
Marketable securities	885	1,433
Goodwill	12,519	12,729
Intangible assets, net	1,935	3,249
Other assets	779	738

Total assets	$98,585	$109,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$193	$223
Accounts payable	2,234	2,190
Other accrued expenses	10,077	8,788
Income taxes payable	1,750	1,871
Deferred revenue	645	459

Total current liabilities	14,899	13,531
Notes payable, less current portion	611	882
Deferred revenue	24	129
Deferred tax liabilities	1,913	1,633

Total liabilities	17,447	16,175

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,079,647 and 50,702,652 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	51	51
Additional paid-in capital	76,005	75,412
Deferred stock compensation	(13)	(60)
Retained earnings	3,875	16,029
Accumulated other comprehensive income	1,220	2,054

Total stockholders’ equity	81,138	93,486

Total liabilities and stockholders’ equity	$98,585	$109,661

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	$16,784	$12,725	$46,832	$41,530
Cost of sales	5,508	4,016	16,327	11,831

Gross profit	11,276	8,709	30,505	29,699

Operating expenses:
Research and development	4,494	3,940	13,475	11,897
Selling and marketing	6,195	4,272	17,220	12,752
General and administrative	3,579	2,845	10,866	7,273
Gain from legal settlement	(1,500)	—	(1,500)	—

Total operating expenses	12,768	11,057	40,061	31,922

Loss from operations	(1,492)	(2,348)	(9,556)	(2,223)
Other income, net	203	232	441	632

Loss before income taxes	(1,289)	(2,116)	(9,115)	(1,591)
Income tax expense (benefit)	(6)	475	500	10,414

Net loss	$(1,283)	$(2,591)	$(9,615)	$(12,005)

Net loss per share:
Basic and diluted	$(0.03)	$(0.05)	$(0.19)	$(0.24)

Shares used in per share computation:
Basic and diluted	51,068	50,504	50,930	50,365

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Cash flows from operating activities:
Cash received from customers	$47,918	$45,433
Cash paid to suppliers and employees	(53,366)	(43,842)
Income taxes refunded (paid)	(239)	139
Interest and other receipts, net	2,039	364

Net cash provided by (used in) operating activities	(3,648)	2,094

Cash flows from investing activities:
Proceeds from sales of short-term investments	14,452	12,202
Purchases of short-term investments	(6,200)	(15,700)
Sales of marketable securities	3	687
Capital expenditures	(2,496)	(2,749)

Net cash provided by (used in) investing activities	5,759	(5,560)

Cash flows from financing activities:
(Increase) decrease in restricted cash	295	(200)
Payments on notes payable	(171)	(242)
Dividends paid	(2,539)	(2,507)
Proceeds from issuance of common stock	338	319
Proceeds from exercise of stock options	256	209

Net cash used in financing activities	(1,821)	(2,421)

Effect of exchange rate changes on cash and cash equivalents	(334)	145

Net decrease in cash and cash equivalents	(44)	(5,742)

Cash and cash equivalents at the beginning of the period	17,758	23,079

Cash and cash equivalents at the end of the period	$17,714	$17,337

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1) Business and Certain Significant Accounting Policies

(a) Business

Sunrise Telecom Incorporated (the “Company”) was incorporated as Sunrise Telecom, Inc. in California in October 1991. In July 2000, the Company reincorporated in Delaware and changed its name to Sunrise Telecom Incorporated. The Company develops, manufactures, and markets service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, and Internet networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. The Company has wholly-owned subsidiaries in Anjou, Canada; Norcross, Georgia; Milan, Italy; Modena, Italy; Taipei County, Taiwan; Geneva, Switzerland; Seoul, Korea; Tokyo, Japan; Gomaringen, Germany; Paris, France; Madrid, Spain; and Mexico City, Mexico. It also has representative liaison offices in Beijing, Xian, Guangzhou, and Shenzhen, China.

These condensed consolidated financial statements, including the notes to the condensed consolidated financial statements included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments, which are only normal recurring adjustments, necessary for their fair presentation.

These financial statements should not be read in conjunction with the financial information included in the reports on Form 10-K, Form 10-Q, Form 8-K and amendments to those reports, if any, previously filed by the Company, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for the periods ended March 31, 2001 through June 30, 2005, as such previously filed materials are superseded in their entirety by the information in this Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed with the SEC today.

However, these condensed consolidated financial statements may be read in conjunction with the Company’s 2005 Annual Report on Form 10-K which is being filed separately on the same date as this report. The information in this report and in the 2005 Annual Report on Form 10-K have been restated for the correction of errors (see Note 2).

(b) Net Loss per Share

Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. For the three and nine months ended September 30, 2005 and 2004, certain potential common equivalent shares were excluded from the calculation of diluted EPS presented in the consolidated statement of operations because their effect would have been anti-dilutive. Specifically, diluted EPS does not include the effect of anti-dilutive potential common shares from outstanding stock options for the three and nine months ended September 30, 2005 and 2004 because their effect would be anti-dilutive due to the net loss in such periods.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic EPS—weighted-average number of common shares outstanding	51,068	50,504	50,930	50,365
Effect of dilutive potential common equivalent shares - stock options outstanding	—	—	—	—

Diluted EPS—weighted-average number of common shares outstanding	51,068	50,504	50,930	50,365

(c) Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic-value method, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, deferred compensation cost is recorded on the date of grant to the extent that the fair value of the underlying share of common stock exceeds the exercise price for a stock option or the purchase price for a share of common stock. During 1999, January 2001, and June 2002, the Company recorded deferred stock-based compensation cost for stock options issued to employees at exercise prices that were subsequently determined to have been below the fair value of the stock on the date of grant (see Note 2). In addition, the Company recorded deferred stock-based compensation cost for stock options granted to employees of Pro.Tel in the first quarter of 2000. The deferred compensation cost associated with these stock option grants have been amortized as a charge against operating results on a straight-line basis over the four year vesting period of the options. The Company has allocated the amortization expense for deferred stock-based compensation to the departments in which the related employees’ services are charged.

If compensation expense for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, the Company’s net loss and loss per share, as reported, would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net loss, as reported	$(1,283)	$(2,591)	$(9,615)	$(12,005)
Add: Stock-based employee compensation expense included in reported net loss, net of applicable tax effects	5	306	47	1,204
Deduct: Stock-based employee compensation expense determined using fair value based method for all awards, net of applicable tax effects	(331)	(721)	(1,330)	(2,493)

Net Loss, pro forma	$(1,609)	$(3,006)	$(10,898)	$(13,294)

Loss per share, as reported:
Basic and diluted	$(0.03)	$(0.05)	$(0.19)	$(0.24)

Loss per share, pro forma:
Basic and diluted	$(0.03)	$(0.06)	$(0.21)	$(0.26)

For the purposes of computing pro forma net loss, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grant are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	2.0%	1.6%	1.9%	1.4%
Expected term	4 years	5 years	5 years	5 years
Risk-free interest rate	4.20%	3.42%	4.03%	3.40%
Volatility rate	0.69	0.69	0.67	0.70

The Company has a stockholder approved employee stock purchase plan (the “Purchase Plan”), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six month offering periods. The Company estimates the fair value of the contributions to the Purchase Plan using the Black-Scholes pricing model. The assumptions used to value the Purchase Plan are materially consistent with those described in the above table, with the exception of the underlying term, which ranges from one to five months, depending upon the contribution date.

(d) Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB 43, Chapter 4 (“SFAS 151”). SFAS 151 requires certain inventory costs to be recognized as current period expenses. SFAS 151 also provides guidance for the allocation of fixed production costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this standard in 2006 and it did not have a significant impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS 123, Share-Based Payment (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. On March 29, 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which provides guidance regarding the application of SFAS 123R. On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS 123R. The Company adopted SFAS 123R on January 1, 2006 and the adoption resulted in stock-based compensation expense of approximately $1.3 million in 2006.

On May 5, 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB Opinion 20 (“APB 20”) and FASB Statement 3. SFAS 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB 20 previously required that such a change be reported as a change in accounting principle. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS 154 will have a significant impact on its consolidated financial statements.

On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must reach before financial statement recognition. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s consolidated financial statements.

On September 15, 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have a significant impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company does not expect that the adoption of SAB 108 will have a significant impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS 159 on its consolidated financial statements.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007, which will be the Company’s fiscal year 2008. The Company does not expect that the adoption of EITF 06-11 will have a significant impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, which will be the Company’s fiscal year 2008. The Company does not expect that the adoption of EITF 07-3 will have a significant impact on the Company’s consolidated financial statements.

(2) Restatement of Financial Statements

The quarterly unaudited financial information and financial statements for interim periods of 2004 and the first two quarters in 2005 have been restated. We have also restated the stock-based compensation expense footnote information calculated under SFAS 123 and SFAS 148 under the disclosure-only alternatives of those pronouncements for the three and nine months ended September 30, 2004.

(a) Stock-Based Compensation Expense

The Company recently completed a voluntary investigation of its historical stock option granting practices. The Audit Committee oversaw the investigation, which commenced in June 2006 and covered all grants of options to purchase shares of our common stock made since our initial public offering in July 2000 through the last stock option grant made in August 2005. Management commenced the investigation under the direction of the Audit Committee to determine whether the Company used appropriate measurement dates for option grants made under our stock option plans. The Audit Committee also evaluated the conduct and performance of the Company’s officers, employees and directors who were involved, directly or indirectly, in the stock option granting process.

Based on the results of the investigation, management concluded that, pursuant to APB 25, the correct measurement dates for stock options granted in January 2001 and June 2002, covering options to purchase 1,377,970 shares of our common stock, differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants and the Company recorded a total of $5.6 million in additional stock-based compensation expense for the years 2001 through 2005. This amount is net of forfeitures related to employee terminations. The additional stock-based compensation expense is being amortized over the service period relating to each option, typically four years, with approximately 99% of the expense being recorded in years prior to 2005.

The measurement date for the January 2001 and June 2002 grants were established prior to the completion, review and approval of the final lists of option recipients. For both sets of grants, a preliminary list or budget was developed and approved on the date originally identified as the measurement date, but the lists were subsequently modified, including adding or deleting the names of option recipients and increasing or decreasing the number of shares underlying the options to be granted. The revised measurement dates were based on the date on which all of the required granting actions for a specific grant were final (including any changes to the terms of the option such as the number of shares subject to the options). The Company believes that this is the appropriate way to establish the measurement date.

Notwithstanding the foregoing, the lack of conclusive evidence required the Company’s management to apply significant judgment in establishing revised measurement dates. In those cases where a definitive measurement date could not be determined, the evidence was generally sufficient to establish: (1) a date which was defined as the earliest possible date that met all the conditions that constitute a measurement date under APB 25 (the “Inside Date”) and (2) a date which was defined as the latest possible date that met all the conditions that constitute a measurement date could have existed under APB 25 (the “Outside Date”). These dates, particularly the Inside Date, later became the basis for determination of the revised measurement dates used by the Company in the restatement as the Company determined that this approach is more appropriate in determining when the option grant was determined with finality and no longer subject to change. An example of an Inside Date for an executive officer grant would be the date that the stock option award was formally approved by the Compensation Committee, and for a non-executive officer employee might be the date at which a final list was determined to have been reviewed and approved by the Stock Option Committee or the Compensation Committee. An example of an Outside Date generally was the date on which the option award information was input into our equity award administration system and communicated to employees.

The amounts of the adjustments we recorded for the years 2001 through 2004 were calculated pursuant to APB 25. The adjustments did not affect the Company’s previously reported revenue, cash, cash equivalents or short-term investment balances in any of the restated periods.

The following table summarizes the impact of the additional stock-based compensation expense resulting from the investigation of the Company’s historical stock option granting practices on previously-reported stock-based compensation expense on a quarterly basis for 2004 and the six months ended June 30, 2005 (in thousands):

	Stock-Based Compensation Expense
	(unaudited)
	As Reported	Adjustments	As Restated
Three Months Ended March 31, 2004	$267	$317	$584
Three Months Ended June 30, 2004	—	313	313
Three Months Ended September 30, 2004	—	306	306
Three Months Ended December 31, 2004	—	302	302

Year Ended December 31, 2004	$267	$1,238	$1,505

Three Months Ended March 31, 2005	$—	$37	$37
Three Months Ended June 30, 2005	—	5	5

Six Months Ended June 30, 2005	$—	$42	$42

During the quarter ending March 31, 2004, the Company also recorded a valuation allowance against all of its net deferred tax assets in most jurisdictions. The Company recorded an adjustment to income tax expense of $1.4 million due to the need to establish a valuation allowance against the deferred tax assets associated with the additional stock-based compensation expense recorded in the prior years due to uncertainty relating to the realization of those deferred tax assets.

(b) Inventory Reserves

Accounting Research Bulletin 43, Restatement and Revision of Accounting Research Bulletins (“ARB 43”), Chapter 4, “Inventory Pricing,” discusses the general principles applicable to the pricing of inventory. The Company determined that, for the years 2002 through 2004, the methods used to determine reserves for inventory obsolescence did not fully conform to the requirements of ARB 43 as interpreted by Securities and Exchange Commission Staff Accounting Bulleting No. 100, Restructuring and Impairment Charges (“SAB 100”). SAB 100 interprets ARB 43, footnote 2, and indicates that the staff believes that a write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently cannot be marked up based on changes in underlying facts and circumstances.

The methodology utilized by the Company to calculate inventory reserves for the years 2002 through 2004 failed to properly track the cost basis of all items previously reserved, and, as a result, the Company improperly reversed an inventory valuation allowance based on changes in expected customer demand, and, as a result, overstated its inventory. The net expense associated with this error for 2003 and 2004 was $0.4 million, and $0.6 million, respectively. We also corrected an error in the inventory reserves in 2002 which resulted in an increase to inventory and a reduction in expense of $0.1 million.

(c) Income Tax Expense

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002. In accordance with SFAS 142, the Company ceased amortizing goodwill from business acquisitions for financial reporting purposes. Goodwill continues to be amortized for tax reporting, creating a temporary book to tax difference. SFAS 109 requires that the Company recognize a deferred tax liability for this taxable temporary difference. The temporary book to tax difference is classified as a long-term deferred tax liability as the timing of any ultimate recognition of expense from the impairment or disposal of these assets is indeterminate.

In the first quarter of 2004, a valuation allowance was recorded against all of our net deferred tax assets in most jurisdictions as the realization of these deferred tax assets were uncertain due to our recent operating losses. At the time this valuation allowance was recorded, we made an error and offset the deferred tax liability associated with the temporary difference in the amortization of goodwill against other deferred tax assets.

The Company failed to recognize the combined impact of the adoption of SFAS 142 in combination with the recording of the valuation allowance against the net deferred tax assets, and, as a result, continued to offset the indeterminate deferred tax liability against deferred tax assets. This error resulted in the failure to recognize $0.7 million in additional tax expense during 2004.

(d) Impact of the Additional Stock-Based Compensation Expense, Inventory Reserve-Related Adjustment, and Income Tax Expense Errors on the Unaudited Condensed Consolidated Statements of Operations

The following tables present the impact of the financial statement adjustments on the Company’s previously-reported unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2004 (in thousands, except per share data):

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$12,725	$—	$12,725	$41,530	$—	$41,530
Cost of sales	4,005	11	4,016	11,796	35	11,831

Gross profit	8,720	(11)	8,709	29,734	(35)	29,699

Operating expense:
Research and development	3,824	116	3,940	11,538	359	11,897
Selling and marketing	4,164	108	4,272	12,424	328	12,752
General and administrative	2,774	71	2,845	7,058	215	7,273

Total operating expenses	10,762	295	11,057	31,020	902	31,922

Loss from operations	(2,042)	(306)	(2,348)	(1,286)	(937)	(2,223)
Other income, net	232	—	232	632	—	632

Loss before income taxes	(1,810)	(306)	(2,116)	(654)	(937)	(1,591)
Income tax expense	345	130	475	7,974	2,440	10,414

Net loss	$(2,155)	$(436)	$(2,591)	$(8,628)	$(3,377)	$(12,005)

Net loss per share, basic and diluted	$(0.04)		$(0.05)	$(0.17)		$(0.24)

Shares used in calculation, basic and diluted	50,504		50,504	50,365		50,365

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of operations above (in thousands):

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cost of sales	$—	$11	$11	$40	$35	$75
Research and development	—	116	116	84	359	443
Selling and marketing	—	108	108	90	328	418
General and administrative	—	71	71	53	215	268

	$—	$306	$306	$267	$937	$1,204

(e) Impact of the Additional Stock-Based Compensation Expense, Inventory Reserve-Related Adjustments and Income Tax Expense Errors on the Consolidated Balance Sheet

The net impact of the additional stock-based compensation expense, inventory reserve-related adjustments and income tax adjustments on the Company’s previously-reported consolidated balance sheet as of December 31, 2004, has been presented in the Company’s 2005 Annual Report on Form 10-K filed concurrently with this report. The following table discloses the impact of these adjustments (in thousands).

	As of December 31, 2004
	Previously Reported	Adjustments		Restated
ASSETS:
Current assets:
Cash and cash equivalents	$17,758	$—		$17,758
Short-term investments	16,113	—		16,113
Accounts receivable, net	15,111	—		15,111
Inventories	13,265	(815	)A	12,450
Prepaid expenses and other assets	1,305	—		1,305
Deferred tax assets	303	991	B	1,294

Total current assets	63,855	176		64,031
Property, plant and equipment, net	27,176	—		27,176
Restricted cash	305	—		305
Marketable securities	1,433	—		1,433
Goodwill	12,729	—		12,729
Intangible assets, net	3,249	—		3,249
Deferred tax assets	7	(7	)B	—
Other assets	738	—		738

Total assets	$109,492	$169		$109,661

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short term borrowings and current portion of notes payable	$223	$—		$223
Accounts payable	2,190	—		2,190
Other accrued expenses	8,788	—		8,788
Income taxes payable	1,496	375	C	1,871
Deferred tax liability	133	(133	)B	—
Deferred revenue	459	—		459

Total current liabilities	13,289	242		13,531
Long-term liabilities:
Notes payable, less current portion	882	—		882
Deferred revenue	129	—		129
Deferred tax liability	—	1,633	B	1,633
Other liabilities	2	(2)		—

Total liabilities	14,302	1,873		16,175

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—		—
Common stock	51	—		51
Additional paid-in capital	69,993	5,419	D	75,412
Deferred stock-based compensation	—	(60	)D	(60)
Retained earnings	23,092	(7,063)		16,029
Accumulated other comprehensive income	2,054	—		2,054

Total stockholders’ equity	95,190	(1,704)		93,486

Total liabilities and stockholders’ equity	$109,492	$169		$109,661

A:	Adjustment to excess and obsolete inventory reserves pursuant to SAB 100.
B:	Adjustment to the deferred tax assets arising from the stock-based compensation charge and the impact of recognizing the deferred tax liability pursuant to FAS 109 relating to the amortization of goodwill for tax purposes.
C:	Adjustment to taxes resulting from stock compensation expense pursuant to APB 25 and excess and obsolete inventory pursuant to SAB 100, certain tax account reclassifications, and other immaterial tax adjustments.
D:	Adjustment for additional stock based compensation expense pursuant to APB 25.

The following table reconciles the adjustments by fiscal year and component of stockholders’ equity in the table above (in thousands):

Fiscal Year	Additional Paid-in Capital	Deferred Stock-based Compensation	Retained Earnings	Net Impact to Stockholders’ Equity
2000	$—	$—	$1,297	$1,297
2001	6,103	(4,681)	(818)	604
2002	(390)	1,836	(1,806)	(360)
2003	(251)	1,504	(1,725)	(472)
2004	(43)	1,281	(4,011)	(2,773)

	$5,419	$(60)	$(7,063)	$(1,704)

The following table reconciles the retained earnings as previously reported to retained earnings as adjusted for the years 2001 through 2004 (in thousands):

Fiscal Year	Retained Earnings as Presented	Additional Stock-based Compensation	Inventory Reserve	Profit Sharing	Income Taxes	Prior Year Cumulative Adjustments	Retained Earnings as Adjusted
2000	$43,961	$—	$—	$1,400	$(243)	$140	$45,258
2001	46,244	(1,422)	—	—	604	1,297	46,723
2002	39,158	(1,544)	136	(1,400)	1,002	479	37,831
2003	33,294	(1,338)	(399)	—	12	(1,327)	30,242
2004	23,092	(1,238)	(554)	—	(2,219)	(3,052)	16,029

(f) Impact of the Additional Stock-Based Compensation Expense, Inventory Reserve-Related Adjustments, and Income Tax Expense Adjustments on the Stock-Based Compensation Disclosures in Accordance with SFAS 123

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is the pro forma information as to the effect on net loss and net loss per share information for the three and nine months ended September 30, 2004, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In addition, the table below presents the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported pro forma illustrations for the stated periods (in thousands, except per share data):

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net loss	$(2,155)	$(436)	$(2,591)	$(8,628)	$(3,377)	$(12,005)
Add: Stock-based compensation expense included in net loss	—	306	306	267	937	1,204
Deduct: Stock-based compensation expense determined under the fair value method	(528)	(193)	(721)	(1,922)	(571)	(2,493)

Net loss — pro forma	$(2,683)	$(323)	$(3,006)	$(10,283)	$(3,011)	$(13,294)

Net loss per share (basic and diluted)	$(0.04)		$(0.05)	$(0.17)		$(0.24)

Net loss per share (basic and diluted) — pro forma	$(0.05)		$(0.06)	$(0.20)		$(0.26)

(3) Inventories

Inventories consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
		(Restated)
Raw materials	$4,576	$4,150
Work in process	4,340	4,067
Finished goods	4,160	4,233

	$13,076	$12,450

(4) Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the equity of the Company that are excluded from net income (loss). The components of the Company’s comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net loss	$(1,283)	$(2,591)	$(9,615)	$(12,005)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(205)	143	(546)	(168)
Change in foreign currency translation adjustments, net of tax	55	(12)	(288)	117

Total comprehensive loss	$(1,433)	$(2,460)	$(10,449)	$(12,056)

(5) Short-Term Investments and Marketable Securities

The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates this designation at each balance sheet date. Investments classified as available-for-sale are reported at market value, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in Other income, net in the consolidated statements of operations. Investment securities available for current operations are classified as current assets, and all other investment securities are classified as non-current assets.

Short-term investments as of September 30, 2005 and December 31, 2004 consisted primarily of market auction rate notes that reset every seven to ninety days, but have an underlying maturity that extends beyond 90 days. The fair value of short-term investments approximates cost as of September 30, 2005 and December 31, 2004.

Marketable securities at September 30, 2005 and December 31, 2004 consisted of common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation. The Company has classified this investment as an available-for-sale security, which is stated at fair value with the unrealized gain presented as a separate component of stockholders’ equity. The market for these securities is limited and the Company believes it may be difficult to sell a substantial number of shares in any given period, for this reason it is not classified as a current asset.

At September 30, 2005, the Company held 3,309,000 shares of Top Union stock. The Company sold 9,000 shares of Top Union stock for gross proceeds of approximately $3,000 and realizing gains of $2,000 during the three-month and nine month periods ended September 30, 2005. During the three months ended September 30, 2004, the Company sold 108,000 shares of Top Union stock for gross proceeds of approximately $55,000, realizing gains of $35,000. During the nine months ended September 30, 2004, the Company sold 895,000 shares of Top Union stock for proceeds of $687,000, realizing gains of $454,000. During the three and nine months ended September 30, 2005, the Company received stock dividends from Top Union of 361,000 shares valued at $100,000 which was recorded as other income.

As of September 30, 2005, the fair value of the Top Union shares was $885,000. This resulted in an unrealized loss of $205,000 for the three-month period then ended, which the Company recorded as other comprehensive loss. At September 30, 2005, the cumulative unrealized gain on this investment was $122,000.

(6) Goodwill and Other Intangible Assets

Acquired intangible assets consisted of the following (in thousands):

	As of September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,872	$(5,753)	$1,119
Non-compete (four years)	217	(145)	72
Licenses (five years)	637	(487)	150
Patents and trademarks (two to seventeen years)	682	(88)	594

	$8,408	$(6,473)	$1,935

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$11,253	$(8,949)	$2,304
Non-compete (four years)	797	(629)	168
Licenses (five years)	637	(446)	191
Patents and trademarks (two to seventeen years)	651	(65)	586

	$13,338	$(10,089)	$3,249

The Company amortizes intangible assets on a straight-line basis over their estimated useful lives of up to seventeen years. Aggregate amortization expense for the three months ended September 30, 2005 and 2004 was $418,000 and $697,000, respectively, and for the nine months ended September 30, 2005 and 2004 was $1,483,000 and $2,202,000, respectively. Amortization expense is classified as a general and administrative expense on the Company’s condensed consolidated statement of operations. During 2005, the Company wrote off fully amortized intangible assets totaling approximately $5.0 million.

Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Three months ending December 31, 2005	$361
Year ending December 31,
2006	777
2007	212
2008	32
2009	32
Thereafter	521

$1,935

The changes in the carrying amount of goodwill during the nine months ended September 30, 2005 (in thousands):

Balance as of December 31, 2004	$12,729
Effect of foreign currency translation	(210)

Balance as of September 30, 2005	$12,519

The Company performs its annual impairment test of goodwill, as required by SFAS No. 142, Goodwill and Other Intangible Assets, as of November 30 of each fiscal year, unless a triggering event occurs before that date.

(7) Liability for Product Warranties

Changes in the Company’s liability for product warranties during the nine month periods ended September 30, 2005 and 2004 were as follows (in thousands):

	Balance at Beginning of Period	Warranty Expense	Warranty Costs	Balance at End of Period
		(Restated)	(Restated)
Nine months ending September 30, 2005	$811	$581	$(517)	$875
Nine months ending September 30, 2004	$1,038	$574	$(551)	$1,061

The Company has restated the amounts shown in the above table for warranty expense and warranty costs to properly reflect actual warranty expense and warranty costs. The Company determined that certain warranty costs were being charged directly to cost of sales instead of the warranty accrual, which understated both the warranty expense and warranty costs amounts previously reported. The beginning and ending accrued warranty balances were not impacted by these changes.

(8) Short-term Borrowings and Notes Payable

As a result of various acquisitions completed during prior years, as of September 30, 2005, the Company had three non-interest bearing notes payable outstanding. The aggregate outstanding balance on these notes was $39,000. In addition, the Company has a loan from the Italian government, which bears interest at 2% per year. As of September 30, 2005, the outstanding balance on this loan was $742,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003. The Company also has three short-term notes and other borrowings, with an aggregate amount due of $23,000 as of September 30, 2005.

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Three months ending December 31, 2005	$17
Year ending December 31,
2006	171
2007	136
2008	133
2009	133
Thereafter	214

$804

(9) Income Taxes

As of December 31, 2004, the Company recorded a valuation allowance against all of the Company’s net deferred tax assets in most jurisdictions in the amount of $9.4 million. As of September 30, 2005, the Company continues to record a valuation allowance against all of its net deferred tax assets. The expense for recording the valuation allowance is a non-cash item, and the recording of this expense does not imply that the Company owes additional income taxes.

The Company determined the valuation allowance on deferred tax assets in accordance with the provisions of SFAS 109 which requires that the Company weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the future tax consequences attributable to operating losses and tax credit carry-forwards. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. The Company evaluated all significant available positive and negative evidence, including the existence of cumulative net losses in recent periods, benefits that could be realized from available tax strategies, and forecasts of future taxable income, in determining the need for a valuation allowance on its deferred tax assets. Cumulative net losses in recent periods represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS 109, and, accordingly, a valuation allowance was recorded against all of the Company’s net deferred tax assets in most jurisdictions. The Company intends to maintain this valuation allowance until sufficient positive evidence, such as the resumption of a consistent earnings pattern, exists to support its reversal in accordance with SFAS 109.

(10) Segment Information

Net sales information regarding operations in the different geographic regions was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
United States	$9,066	$7,083	$24,627	$21,159
Canada	289	53	1,363	1,347
Asia/Pacific	3,678	3,332	9,600	10,611
Europe/Africa/Middle East	3,424	1,974	9,871	7,762
Latin America	327	283	1,371	651

	$16,784	$12,725	$46,832	$41,530

Long-lived assets, excluding financial instruments, deferred tax assets, and intangible assets, were located in the following geographic regions (in thousands):

	September 30, 2005	December 31, 2004
United States	$23,342	$23,582
Canada	1,407	1,176
Taiwan and other Asia/Pacific	1,454	1,571
Europe/Africa/Middle East	960	847

	$27,163	$27,176

Net sales information by product category is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Wireline access	$6,274	$4,869	$16,303	$18,845
Cable broadband	4,878	3,828	15,711	10,972
Fiber optics	3,956	2,985	11,156	8,797
Protocol	1,676	1,043	3,662	2,916

	$16,784	$12,725	$46,832	$41,530

No single customer accounted for 10% or more of the Company’s sales during the three or nine months ended September 30, 2005 or 2004.

(11) Statement of Cash Flows

The Company presents its condensed consolidated statements of cash flows using the direct method. Following is a reconciliation of net loss to net cash provided by (used in) operating activities (in thousands):

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Net loss	$(9,615)	$(12,005)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,085	5,522
Amortization of deferred stock-based compensation	47	1,204
Reversal of provision for doubtful accounts	(88)	(329)
Loss on disposal of property and equipment	86	185
Gain on sale of marketable securities	(2)	(454)
Deferred income taxes	378	9,692
Changes in operating assets and liabilities :
Accounts receivable	1,086	3,903
Inventories	(1,832)	(6,423)
Prepaid expenses and other assets	(101)	(781)
Accounts payable and other accrued expenses	1,344	972
Income taxes payable	(118)	860
Deferred revenue	82	(252)

Cash provided by (used in) operating activities	$(3,648)	$2,094

(12) Legal Proceedings

Acterna LLC

The Company was engaged in litigation beginning March 31, 2004, and continuing through August 30, 2005 with Acterna, LLC (“Acterna”) involving claims of patent infringement by Acterna against the Company. Acterna was subsequently acquired by JDS Uniphase Corporation (“JDSU”). During the course of this litigation the Company subsequently alleged that Acterna violated certain of its patents.

On August 30, 2005, the Company entered into a Confidential Settlement Agreement with Acterna and JDSU pursuant to which all of the outstanding litigation was terminated and the parties entered into mutual covenants not to initiate new patent litigation between the Company and Acterna or JDSU for a specified period of time. As part of this agreement, the Company realized a gain from legal settlement of $1.5 million.

Other Matters

From time to time the Company may be involved in litigation or other legal proceedings relating to claims arising out of our day-to-day operations or otherwise. Litigation is inherently uncertain, and the Company could experience unfavorable rulings. Should we experience an unfavorable ruling, there exists the possibility of a material adverse impact on our financial conditions, results of operations, or cash flows or on our business for the period in which the ruling occurs and/or future periods.

(13) Subsequent Events

Stockholder Litigation

On December 13, 2006, a stockholder derivative lawsuit (the “Stovall Action”) was filed in the Superior Court of the State of California on behalf of Chris Stovall, a purported stockholder of the Company against certain of our current and former officers, directors, and employees and naming the Company as a nominal defendant.

The Stovall Action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment by the individual defendants in connection with certain stock option grants between January 2001 and June 2002. Specifically, it alleges that the defendant directors, in their capacity as members of the Board, and its Audit and/or Compensation Committees, at the behest of the officer defendants, backdated Company stock option grants to make it appear such option grants were made on a prior date when the Company’s stock price was lower. The Stovall Action alleges that such alleged backdated options unduly benefited the defendants, resulted in the Company issuing materially inaccurate and misleading financial statements and caused millions of dollars of damages to the Company. The Stovall Action seeks to have the defendants disgorge certain options they received, including the net proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs. The court has twice granted the Company’s motions directed at the sufficiency of the complaint. The Company intends to continue to assert all available defenses.

Litigation Against VeEx, Inc.

On January 22, 2007, the Company filed a complaint in the Superior Court of the State of California against VeEx Inc. (the “VeEx Action”) and certain of its former employees, including its former Chief Executive Officer, Paul Ker-Chin Chang. The VeEx Action alleged misappropriation of trade secrets, conversion, breach of good faith and fair dealing, intentional interference with contractual relationships, intentional interference with prospective economic advantage, and violation of Section 502(c) of the California Penal Code by the defendants.

On March 2, 2007, VeEx filed a cross-complaint against us alleging intentional interference with prospective economic advantage and unfair competition under California Business and Professions Code Section 17200.

On September 27, 2007, the Company reached a settlement with VeEx which terminated all outstanding litigation. The settlement did not have any impact on the Company’s consolidated financial statements.

B.T.T. Communications Technologies Ltd.

On February 14, 2007, B.T.T. Communications Technologies Ltd. (“BTT”) filed a lawsuit against the Company and RDT Equipment and Systems (1993) Ltd. (“RDT”) in Tel-Aviv Jaffa District Court in Israel. BTT alleges that the Company unlawfully terminated that certain Distribution Agreement by and between the Company and BTT dated December 1, 2000. BTT further alleges that the Company misappropriated BTT’s proprietary and quasi-proprietary rights with respect to certain trade secrets including, but not limited to, customer lists, projects and certain rights of distribution. BTT is seeking injunctive relief to prohibit the Company from distributing products in Israel through another distributor, namely RDT. The Company intends to vigorously defend itself and believes that the resolution of this matter will not have a material impact on the Company’s consolidated financial statements.

Revolving Credit Arrangement

On August 13, 2007, we entered into a $10 million secured revolving credit arrangement, as well as a letter of credit facility, with Silicon Valley Bank to improve liquidity and working capital for the Company. We may borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at the bank’s prime rate (7.5% at November 1, 2007). Our line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owing under the credit arrangement are due and payable. The line of credit and facility expire on August 13, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are forward-looking statements. When used in this report, the word “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below under Part II, Item 1A, “Risk Factors.” The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW

We manufacture and market service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, and internet networks. Our products offer broad functionality, leading edge technology, and compact size to test broadband services. These include wireline access services (including DSL), fiber optics, cable broadband networks, and signaling networks. We design our products to provide rapid answers for technicians in centralized network operations centers. Our customers include incumbent local exchange carriers, cable companies, competitive local exchange carriers, and other service providers, network infrastructure suppliers, and installers throughout North America, Latin America, Europe, Africa, the Middle East, and the Asia/Pacific region.

We assess the overall success of our business primarily through the use of financial metrics. Management considers several factors to be particularly important when assessing past business success and projecting future performance. The first such factor is the maintenance of high levels of working capital and low levels of debt. See “Liquidity and Capital Resources.”

This first factor is enabled by the second factor: the generation of cash flows from our operating activities. Ultimately, the ability to consistently generate substantial positive cash flows is the primary indicator of our business’s success and is imperative for our business’s survival. See “Liquidity and Capital Resources.”

The third factor is profitability. In general, profitability indicates our success in generating present and future cash flows from our operating activities. Key components of our profitability are net sales, cost of sales, and operating expenses. See the discussion directly below and “Comparison of Three-Months Ended September 30, 2005 and 2004” and “Comparison of Nine-Months Ended September 30, 2005 and 2004.”

Our net loss for the three months ended September 30, 2005 was $1.3 million compared with $2.6 million for the comparable prior year period, and our net loss for the nine months ended September 30, 2005, was $9.6 million compared with $12.0 million for the comparable prior year period. The net loss for the nine months ended September 30, 2004 includes a charge of $9.0 million for income tax expense related to recording a valuation allowance against our net deferred tax assets. Our loss from operations during the three and nine month period ended September 30, 2005 was increased substantially due to investments we made in our infrastructure that were intended to facilitate and support our goal of long-term growth. These investments included the following:

•

the growth of our direct sales channel, including the reorganization of our North American sales organization and expansion of our international direct sales presence, to better serve large service provider accounts around the world;

•	the creation of a research and development center in China to accelerate project development and reduce per employee development cost; and

•	the increase of our finance and administrative staff to support the increased demands imposed by Sarbanes-Oxley and to support an expanding global sales presence.

These investments were made with the general expectation that they would support our overall goal of growth for the current year and would pave the way for additional success in future periods.

Our net sales for the three months ended September 30, 2005 increased $4.1 million, or 32%, from the net sales for the same period during 2004, and our net sales for the nine months ended September 30, 2005 increased $5.3 million, or 13%, from the net sales for the same period during 2004. Our backlog as of September 30, 2005 increased to $7.5 million, a $1.8 million increase from the backlog of $5.7 million as of September 30, 2004. Backlog increased $2.0 million from $5.5 million at June 30, 2005. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in the amount of backlog orders for our products from quarter to quarter.

Sources of Net Sales

We generate our cash flows primarily from selling telecommunications and broadband cable network testing equipment, and our future cash flows are largely dependent on our continuing ability to sell our products and collect cash for the sales to our customers. Our sales largely depend upon our ability to provide products that test most types of telecommunications network technologies, including those related to twisted-pair copper, cable broadband, and fiber optics networks. Within these technologies, we provide products that test the entire length of the network, from the point of installation in a building or residence through system back-offices and trunk lines, including the signaling processes that set up and tear down phone calls and transmit packets. We consider investment in research and development and selling and marketing activities to be critical to our ability to generate strong sales volume in the future. To that end, we continually offer new products, and update existing products, to meet our customer’s needs.

We sell our products predominantly to large telecommunications service providers. These types of customers generally commit significant resources to the evaluation of our and our competitors’ products and require each vendor to expend substantial time, effort, and cost educating them about the value of the proposed solutions. Delays associated with potential customers’ internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twenty-four months. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements or requirements contracts. As a result, we commit resources to the development and production of products without having received advance or long-term purchase commitments from customers. We anticipate that our operating results for any given period will continue to be dependent, to a significant extent, on purchase orders, which can be delayed or cancelled by our customers.

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of customers. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers. These large customers have substantial negotiating leverage and the ability to obtain concessions that may negatively affect our business and products. We have occasionally offered terms and conditions, such as extended payment terms, that can impact our revenue recognition, margins and cash flows.

Currently, competition in the telecommunications equipment market is intense and is characterized by declining prices due to increased competition and new products and due to declining customer demand. Because of these market conditions and potential pricing pressures from large customers in the future, we expect that the average selling price for our products will decline over time. If we fail to reduce our production costs accordingly, or fail to introduce higher margin new products, there will be a corresponding decline in our gross margin percentage. See Part II, Item 1A, “Risk Factors—Competition” and “— Consolidation and Other Risks Within the Telecommunications Industry.”

A portion of our sales are denominated in Euros, as well as small amounts in the Canadian Dollar, Japanese Yen, Korean Won, and other currencies, and we have, in prior years, used derivative financial instruments to hedge our foreign exchange risks. As of September 30, 2005, we had no derivative financial instruments. To date, foreign exchange exposure from sales has not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See Part II, Item 1A, “Risk Factors—Risks of International Operations” and “—Operations in Taiwan.”

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

Our industry is characterized by limited sources and long lead times for the materials and components that we use to manufacture our products. If we underestimate our requirements, we may have inadequate inventory, resulting in additional product costs for expediting delivery of long lead time components. An increase in the cost of components could result in lower margins. These long lead times have caused in the past, and may in the future cause us, to purchase larger quantities of some parts, increasing our investment in inventory and the risk of the parts’ obsolescence. Additionally, initiatives to remove lead and other hazardous substances may require redesign of our products and could result in higher rates of obsolescence for components currently on hand. Any subsequent write-off of inventory could result in lower margins. See Part II, Item 1A, “Risk Factors—Dependence on Sole and Single Source Suppliers.”

Operating Costs

We classify our operating expenses into three general operational categories: research and development, selling and marketing, and general and administrative. Our operating expenses include stock-based compensation expense and amortization of certain intangible assets. We classify charges to the research and development, selling and marketing, and general and administrative expense categories based on the nature of these expenditures. Although each of these three categories includes expenses that are unique to the category type, each category also includes commonly recurring expenditures that typically relate to all of these categories, such as salaries, amortization of stock-based compensation, employee benefits, travel and entertainment costs, communications costs, rent and facilities costs, and third party professional service fees. The selling and marketing category of operating expenses also includes expenditures specific to the selling and marketing group, such as commissions, public relations and advertising, trade shows, and marketing materials. The research and development category of operating expenses includes expenditures specific to the research and development group, such as design and prototyping costs. The general and administrative category of operating expenses includes expenditures specific to the general and administrative group, such as legal and professional fees and amortization of identifiable intangible assets, such as patents and licenses.

We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon the square footage of facilities used or the headcount in each of these areas. These allocated charges include facility rent, utilities, communications charges, and depreciation expenses for our building, equipment, and office furniture.

During the nine months ended September 30, 2005 and 2004, we recorded amortization of deferred stock-based compensation of less than $0.1 million and $1.2 million, respectively, related to the grant of stock options at exercise prices subsequently deemed to be below fair market value. Total compensation expense related to the options granted prior to our initial public offering, which were granted in 1999 and the first quarter of 2000, and the options granted at below fair market value in the first quarter of 2001 and the second quarter of 2002, are amortized on a straight-line basis, over the respective four-year vesting periods of the options, to the departments of the employees who received these below-market option grants. The 1999 options were fully amortized by the end of 2003, the 2000 options were fully amortized at the end of 2004, and the 2001 options were fully amortized as of the end of 2005.

Also in the nine months ended September 30, 2005 and 2004, we charged $1.5 million and $2.2 million, respectively, to general and administrative expense for amortization of intangible assets obtained through various business acquisitions, such as developed technology and non-compete agreements.

Results of Operations

Comparison of Three-Months Ended September 30, 2005 and 2004

Net Sales. Net sales increased 32% to $16.8 million for the three months ended September 30, 2005, from $12.7 million for the same period of 2004. Sales of our wireline access products increased by $1.4 million or 29%; sales of our broadband products increased by $1.1 million or 27%; sales of our fiber optics products increased by $1.0 million or 33%; and sales of our protocol products increased by $0.6 million or 61%. The sales increase in wireline access products was primarily the result of increases in orders for our SSMTT and Sunset E20 product lines, partially offset by a decrease in orders for our xDSL product line. Among broadband products, increased sales of our CM and AT2500R product lines continue to reflect aggressive VoIP deployment by carriers and demand for high-end central office monitoring devices. Among fiber optics products, sales growth was attributable to increased sales of our STT platform. The increase in protocol product sales was due to increased sales of our 3G Master product. During the three months ended September 30, 2005 and 2004, our sales were not significantly affected by changes in prices.

During the three months ended September 30, 2005 sales increased $2.2 million or 31% in North America; increased $0.3 million, or 10% in Asia/Pacific; increased by $1.5 million or 73% in Europe/Africa/Middle East; and increased by less than $0.1 million or 16% in Latin America, compared with the same period of 2004. The increase in North American sales was primarily due to increased sales across all product lines. The increase in sales in Asia/Pacific was largely the result of increases in sales of fiber optics, cable and broadband, and protocol products. The increase in Europe reflected increased sales of our wireline access, fiber optics, and protocol products. Sales to Latin America remain a small part of our business; small changes in order volume from this region can represent large percentage fluctuations, as was the case during the three months ended September 30, 2005. International sales increased to $7.7 million or 46% of net sales for the three months ended September 30, 2005 from $5.6 million or 44% of net sales for the same period of 2004.

Cost of Sales. Cost of sales increased $1.5 million to $5.5 million for the three months ended September 30, 2005 and decreased by $0.4 million for the same period in 2004. Gross margins were 67% and 69% of net sales for the three months ended September 30, 2005 and 2004, respectively. The increase in cost of sales was primarily the result of increased sales volume and the associated increases of $1.1 million in direct material costs and $0.2 million in direct labor cost.

Research and Development. Research and development expenses increased 14% to $4.5 million for the three months ended September 30, 2005, from $3.9 million for the same period of 2004. This increase is primarily due to increased payroll costs of $0.4 million in response to increased headcount and the establishment of a research and development center in Beijing, China. Research and development expenses were 27% of net sales during the three months ended September 30, 2005 and 31% of net sales for the corresponding period in 2004.

Selling and Marketing. Selling and marketing expenses increased 45% to $6.2 million for the three months ended September 30, 2005, from $4.3 million for the same period of 2004. This increase was primarily due to a $1.0 million increase in payroll costs, a $0.4 million increase in commissions, and a $0.1 million increase in costs for travel. We increased headcount and increased our selling and marketing activities during this period to achieve greater sales presence with key accounts. Selling and marketing expenses were 37% and 34% of net sales for the three months ended September 30, 2005 and 2004, respectively.

General and Administrative. General and administrative expenses increased 26% to $3.6 million for the three months ended September 30, 2005, from $2.8 million for the same period of 2004. This increase was primarily due to increased legal fees of $0.9 million, with such increase being due, principally, to our litigation with Acterna, and from other professional services costs, which have increased as a result of higher audit costs and the increased corporate costs for supporting our widening network of international sales offices. General and administrative expenses were 21% and 22% of net sales for the three months ended September 30, 2005 and 2004, respectively.

Gain From Legal Settlement. A one time settlement of $1.5 million was received as a result of the settlement of all litigation between us and Acterna. This is considered an unusual item and reported separately on the statement of operations as a component of operating expenses. See Note 12 of Notes to Condensed Consolidated Financial Statements.

Other Income, Net. Other income, net primarily consists of interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net decreased to $203,000 for the three months ended September 30, 2005, from $232,000 for the same period of 2004. This was primarily due to a reduction in interest income earned on investments due to lower average investment balances in 2005.

Income Tax Expense (Benefit). Income tax expense (benefit) consists primarily of state, and foreign income taxes pertaining to certain foreign subsidiaries that had taxable income. We recorded income tax benefit of $6,000 for the three months ended September 30, 2005 and income tax expense of $475,000 for the same period of 2004. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Comparison of Nine-Month Periods Ended September 30, 2005 and 2004

Net Sales. Net sales increased 13% to $46.8 million during the nine months ended September 30, 2005 from $41.5 million during the same period of 2004. Sales of our wireline access products decreased by $2.5 million; sales of our cable broadband products increased by $4.7 million; sales of our fiber optics products increased by $2.4 million; and sales of our protocol products increased by $0.7 million. The decrease in wireline access product sales was generally driven by reduced demand for our xDSL-CLT, SunSet E20, and PC-ADSL product lines, offset by increased demand for our SSMTT products. Among cable broadband products, increased sales were the result of increased demand for our CM product line and AT2500R system. Among fiber optics products, increased sales were the result of demand for our Scalable Test Toolkit and Sunset SDH product lines. Protocol sales increased due to increased sales of our 3G Master product, Nettracker and TAMS product lines. During the nine months ended September 30, 2005 and 2004, our revenues were not significantly affected by changes in prices.

Sales during the nine months ended September 30, 2005 increased $3.5 million or 15% in North America; $2.1 million or 27% in Europe/Africa/Middle East; and $0.7 million or 111% in Latin America, compared with the same period of 2004. These increases were partially offset by a sales decrease of $1.0 million or 10% in Asia/Pacific. The increase in North American sales was primarily due to increased sales of our cable broadband and fiber optics products, which were partially offset by decreased sales of our wireline access products. Our growth in Europe was the result of ongoing development of distribution channels in that region, leading to growth in sales of cable broadband, fiber optics, and protocol products. Asia/Pacific sales declined in response to reduced orders for our wireline access, fiber optics and protocol products, partially offset by increased demand for our cable broadband products. Sales to Latin America remain a small part of our business; small changes in order volume from this region can represent large percentage fluctuations with sales increases coming across all product lines. International sales increased $1.8 million or 9% to $22.2 million or 47% of total net sales, for the nine months ended September 30, 2005, from $20.4 million or 49% of net sales during the same period of 2004.

Cost of Sales. Cost of sales increased 38% to $16.3 million during the nine months ended September 30, 2005, from $11.8 million during the same period of 2004. A significant contributor to this increased cost of sales was expense associated with excess and obsolete inventory, which increased by $1.2 million compared to the nine months ended September 30, 2004. Product mix differences resulted in increased cost of sales of $0.8 million. Production overhead increased primarily as the result of increased headcount by $1.2 million. Gross margins represented 65% and 72% of net sales during the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2004, materials with an original cost of $0.6 million that had previously been fully reserved as excess inventory were used in the production of products sold. Without this benefit gross margins would have been 70% of net sales for the nine months ended September 30, 2004.

Research and Development. Research and development expenses increased 13% to $13.5 million during the nine months ended September 30, 2005, from $11.9 million during the same period of 2004. This increase was primarily due to a $1.4 million increase in payroll costs in response to increased headcount and the establishment of a research and development center in Beijing, China. Research and development expenses were constant at 29% of net sales during the nine months ended September 30, 2005 and 2004, respectively.

Selling and Marketing. Selling and marketing expenses increased 35% to $17.2 million during the nine months ended September 30, 2005, from $12.8 million during the same period of 2004. This increase was primarily the result of increased headcount and increased selling and marketing activities intended to achieve greater sales presence with key accounts. Significant components of this increase were a $2.3 million increase in payroll costs, a $0.5 million increase in commissions, and a $0.9 million increase in costs for travel, trade shows, and outside marketing services. Selling and marketing expenses were 37% and 31% of net sales during the nine months ended September 30, 2005 and 2004, respectively.

General and Administrative. General and administrative expenses increased 49% to $10.9 million during the nine months ended September 30, 2005, from $7.3 million during the same period of 2004. This increase was primarily from increased legal and professional fees of $3.1 million, with such increase being principally due to our litigation with Acterna, and from other professional services costs, which have increased as a result of higher audit costs and the increased corporate costs for supporting our widening network of international sales offices. Payroll costs increased by $0.7 million and bad debt expense increased by $0.4 million. These increases were partially offset by reductions in amortization of intangible assets of $0.8 million as the result of completing the amortization of intangible assets acquired during 1999 and 2000. General and administrative expenses were 23% and 18% of net sales during the nine months ended September 30, 2005 and 2004, respectively.

Gain From Legal Settlement. A one time settlement of $1.5 million was received as a result of the settlement of all litigation between us and Acterna. This is considered an unusual item and reported separately on the statement of operations as a component of operating expenses. See Note 12 of Notes to Condensed Consolidated Financial Statements.

Other Income, Net. Other income, net decreased 30% to $0.4 million during the nine months ended September 30, 2005, from $0.6 million during the same period of 2004. This was primarily due to a reduction in gains from the sales of investments which occurred in 2004.

Income Taxes Expense (Benefit). Income tax expense (benefit) consists primarily of minimum state income taxes, and foreign income taxes pertaining to certain foreign subsidiaries that had taxable income. We recorded income tax expense of $0.5 million during the nine months ended September 30, 2005 and $10.4 million during the same period of 2004. Of the 2004 expense, $9.0 million was the result of recording a valuation allowance against all of our net deferred tax assets in most jurisdictions during the three months ended March 31, 2004.

Liquidity and Capital Resources

Cash Requirements and Capital Resources

As of September 30, 2005 and December 31, 2004, we had working capital of $40.4 million and $50.5 million, respectively, and cash and cash equivalents and short-term investments of $25.6 million and $33.9 million, respectively. The fair value of our investment in long-term marketable securities was $0.9 million and $1.4 million as of September 30, 2005 and December 31, 2004, respectively, consisting entirely of the common stock of Top Union, which we consider to be “available-for-sale,” as that term is defined in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. We carry this investment at its fair value on our balance sheet, with the unrealized gain of $122,000 as of September 30, 2005 deferred as a component of stockholders’ equity. Because our holding is large relative to the normal trading volume in Top Union stock, sale of this investment may take more than twelve months, and therefore, we classify it as a non-current asset. During the twelve months ended December 31, 2006, the Company sold 1,426,020 shares of Top Union stock, realizing gains of $341,000. As of October 1, 2007, the Company had sold all of its remaining 1,883,000 shares of Top Union stock realizing gains of approximately $0.6 million.

In addition, in 2001, the Company obtained a loan from the Italian government, which bears interest at 2% a year. At September 30, 2005, the outstanding balance on this loan was $742,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003. The Company also has short-term notes and other borrowings, with an aggregate amount due of $62,000.

On August 13, 2007, we entered into a $10 million secured revolving credit arrangement, as well as a letter of credit facility, with Silicon Valley Bank. We may borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at the bank’s prime rate (7.5% at November 1, 2007). Our line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owing under the credit arrangement are due and payable. The line of credit and facility expire on August 13, 2008. As of the date of this report, there is no amount outstanding under this revolving credit arrangement.

As of November 1, 2007, we believe that our current cash balances, future cash flows from operations, and line of credit arrangement will be sufficient to meet our anticipated cash needs for our operations, complete needed business projects, achieve our plans and objectives, meet financial commitments, meet working capital requirements, make capital expenditures, and fund other activities beyond the next twelve months.

Sources and Uses of Cash

In general, we have financed our operations and capital expenditures primarily using cash flows generated by our operating activities.

Cash used in operating activities was $3.6 million during the nine months ended September 30, 2005, compared with cash provided by operating activities of $2.1 million during the same period of 2004. The $5.7 million decrease in cash provided by operating activities was primarily due to a $9.3 million increase in cash paid to suppliers and employees, which was partially offset by a $2.3 million increase in cash received from customers and a $1.7 million increase in interest and other receipts. The increase in cash paid to suppliers and employees was primarily the result of increased legal expenditures, and increased investment in sales activities and the associated increased headcount. The increase in cash received from customers was primarily attributable to the increased sales during the period and the timing of those sales. The increase in interest and other receipts was primarily the result of the one-time legal settlement received during the quarter. In general, our ability to generate positive cash flows from operations will depend on our ability to generate and collect cash from future sales, while maintaining a cost structure lower than those sales amounts. Therefore, sales volume is the most significant uncertainty in our ability to generate positive cash flows from operations.

Cash provided by investing activities was $5.8 million during the nine months ended September 30, 2005 compared with cash used in investing activities of $5.6 million during the same period of 2004. During the nine months ended September 30, 2005, we made $2.5 million in capital expenditures and invested $6.2 million in short-term investments, which were offset by the sale of $14.5 million in short-term investments. During the nine months ended September 30, 2004, capital expenditures were $2.7 million and investments in short-term investments were $15.7 million, which were offset by sales of $12.2 million in short-term investments. As of September 30, 2005, we had no plans for large capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash used in financing activities was $1.8 million during the nine months ended September 30, 2005, compared with $2.4 million during the same period of 2004. During the first nine months of 2005, the primary financing activities that used cash were cash dividends of $2.5 million and the repayment of $0.2 million on notes payable. The primary financing activities that provided cash were $0.3 million received from sales of shares under our Employee Stock Purchase Plan (the “Purchase Plan”), $0.3 million in proceeds from employees exercising stock options, and a $0.3 million decrease in amounts cash that was classified as held in restricted cash. During the first nine months of 2004, the primary financing activities that used cash were cash dividends of $2.5 million, an increase in our cash balances that were classified as restricted cash of $0.2 million and the repayment of $0.2 million on notes payable. The primary financing activities that provided cash were $0.3 million in proceeds from the issuance of shares under our Purchase Plan and proceeds from employees exercising stock options for $0.2 million.

Debt Instruments, Guarantees, and Related Covenants

On August 13, 2007, we entered into a $10 million secured revolving credit arrangement, as well as a letter of credit facility, with Silicon Valley Bank. It is collateralized by substantially all of our assets. As of the date of this report, there is no amount outstanding under this revolving credit arrangement and we are in compliance with all operating and financial covenants.

Our outstanding debt at September 30, 2005 consisted primarily of a $0.7 million loan from the Italian government for research and development use that is payable in semi-annual payments that started in the second half of 2003 and ending in 2011, three notes payable related to acquisitions, and other short-term borrowings, totaling $0.1 million that were being paid in quarterly installments through 2006. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook, or an inability to achieve such changes, which would have any significant impact on our operations. We are not subject to any debt covenants that we believe might have a material impact on our business.

Off-Balance Sheet Arrangements

As of September 30, 2005, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Contractual Obligations

During the three months ended September 30, 2005, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheet.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates, assumptions, and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable. Although these estimates are based on our present best knowledge of the future impact that current events and actions will have on us, actual results may differ from these estimates, assumptions, and judgments.

We consider “critical” those accounting policies that require our most subjective or complex judgments, which often result from a need to make estimates about the effect of matters that are inherently uncertain, and that are among the most important of our accounting policies to the portrayal of our financial condition and results of operations. These critical accounting policies are the determination of our allowance for doubtful accounts receivable, valuation of excess and obsolete inventory, valuation of goodwill and other intangible assets, accounting for the liability of product warranty, deferred income tax assets and liabilities, revenue recognition, and accounting for stock-based compensation.

Our management has reviewed our critical accounting policies and the related disclosures with our Audit Committee. These policies and our procedures related to these policies are described further in our Annual Report on Form 10-K for the year ended December 31, 2005 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” which will be filed with the SEC on the same date as this report.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB 43, Chapter 4 (“SFAS 151”). SFAS 151 requires certain inventory costs to be recognized as current period expenses. SFAS 151 also provides guidance for the allocation of fixed production costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this standard in 2006 and it did not have a significant impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS 123, Share-Based Payment (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. On March 29, 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) which provides guidance regarding the application of SFAS 123R. On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS 123R. The Company adopted SFAS 123R on January 1, 2006 and the adoption resulted in stock-based compensation expense of approximately $1.3 million in 2006.

On May 5, 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB Opinion 20 (“APB 20”) and FASB Statement 3. SFAS 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB 20 previously required that such a change be reported as a change in accounting principle. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS 154 will have a significant impact on its consolidated financial statements.

On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must reach before financial statement recognition. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s consolidated financial statements.

On September 15, 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have a significant impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company does not expect that the adoption of SAB 108 will have a significant impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS 159 on its consolidated financial statements.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007, which will be the Company’s fiscal year 2008. The Company does not expect that the adoption of EITF 06-11 will have a significant impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, which will be the Company’s fiscal year 2008. The Company does not expect that the adoption of EITF 07-3 will have a significant impact on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We sell our products in North America, the Asia/Pacific region, Latin America, Africa, the Middle East, and Europe and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a small amount of sales denominated in Euros, the Canadian Dollar, Japanese Yen, Korean Won, and other currencies, which are also affected by changes in currency exchange rates. To hedge these risks, we have, at certain times, used derivative financial instruments. During the nine months ended September 30, 2005, we had no material derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.

Interest Rate Risk

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

Equity Price Risk

As of September 30, 2005, we owned 3,309,000 shares of the common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation, which we acquired as a strategic investment primarily during the years 1998 through 2000. The Company sold 9,000 shares of Top Union stock and realized gains of $2,000 during the nine month period ending September 30, 2005. We consider the Top Union stock to be “available-for-sale,” as that term is defined in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly we carry our holdings of Top Union at their fair value on our balance sheet, with the unrealized gain or loss deferred as a component of stockholders’ equity. Because our holding is large relative to the normal trading volume in Top Union stock, we do not consider this to be a liquid investment, and therefore, we classify it as a non-current asset. The carrying amount of this investment as of September 30, 2005 was $885,000 and on December 31, 2004 was $1,433,000. The carrying amount may be affected by an adverse movement of equity market prices in Taiwan and internationally and would be affected by adverse movement in exchange rates. As of September 30, 2005, we did not have any hedging arrangements to protect our Top Union investment against adverse movements in equity prices or exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and determined that, as a result of the material weaknesses in internal control over financial reporting described below, as of September 30, 2005, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 An Audit of Internal Control Over Financial Reporting Performed in Conjunction with An Audit of Financial Statements (“AS 2”), defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In October 2005, we identified a material weakness in our internal control over financial reporting relating to business practices at our Korean subsidiary. We identified an inadequate level of detailed review of revenue and inventory, as well as issues related to the overall tone at the top regarding business practices and ethics in some of our foreign operations. In July 2006, we took action designed to remediate this material weakness, but it remained a material weakness as of September 30, 2005.

In July 2006, we identified a material weakness in our internal control over financial reporting relating to our stock option granting practices. We identified a lack of adequate controls over the granting of stock options following the Company’s initial public offering in July 2000 that resulted in errors in the application of APB 25, specifically, management failed to recognize that changes to a list of grantees after the meeting of the approving body could modify the measurement date for those options. Preventative or detective controls that could have avoided or identified these errors were not in place at the time of the grants and not remediated until October 2002, when the Company instituted enhanced corporate governance procedures. The material weakness that led to these errors was remediated in October 2002 but the associated errors were not identified until June 2006.

In November 2006, we identified a material weakness in our internal control over financial reporting relating to our calculation of reserves for excess and obsolete inventory. We identified system and process failures that allowed previously reserved inventory to be revalued upward based upon increased demand. Controls over the calculation of inventory reserves failed to ensure proper valuation of inventory items and to prevent the release of inventory reserves for inventory items previously reserved. In November 2006, we took action designed to remediate this material weakness, but it remained a material weakness as of September 30, 2005.

In September 2007, we identified a material weakness in our internal control over financial reporting relating to the calculation of our tax provision. We identified failures to properly document the tax impact of SFAS 142 relating to goodwill amortization at the time of adoption on January 1, 2002 and the failure to recognize the impact of indefinite lived deferred tax liabilities during the first quarter of 2004 on our deferred tax balances and tax expense. Controls over the calculation of income tax were inadequate to ensure that intangible assets were appropriately identified and tracked, and that indeterminate lived deferred tax liabilities resulting from timing differences relating to goodwill were clearly identified and not offset against determinate lived deferred tax assets. In September 2007, we took action designed to remediate this material weakness, but it remained a material weakness as of September 30, 2005.

Controls regarding business practices

In October 2005, in the course of preparing our financial statements for the period ended September 30, 2005, management identified a number of unusual transactions in our Korean subsidiary. The Audit Committee retained independent legal counsel and forensic accountants and initiated an investigation into certain transactions and issues involving our sales office in Korea. The investigation expanded to include a review of business practices in other sales offices or regions. The Audit Committee concluded based on the results of the investigation that no restatements to our consolidated financial statements were required. We believe, however, that the investigation identified control deficiencies which when aggregated led to a material weakness in internal control over financial reporting. These deficiencies included an inappropriate tone at the top regarding business and ethical practices and inadequate levels of review of sales and inventory accounts.

In June 2006, the Audit Committee received and approved a report summarizing findings pertaining to its investigation. The report did not identify any material items that required restatement of our consolidated financial statements, but did highlight the need for additional education and oversight of the business culture and practices at many of our foreign operations. In response to these findings, we have enhanced certain control and review procedures, reinforced our guidelines and policies, and otherwise taken remedial actions to reinforce the internal control environment at all of our locations, with an emphasis on international operations. In September 2006, we informed the staff of the SEC Division of Enforcement about the results of the Audit Committee investigation.

We implemented the following controls over sales office operations in June 2006:

•

Each employee is required to attend formal training, directed by our Chief Legal and Compliance Officer and Human Resources personnel, in our Code of Business Ethics and Conduct and other compliance related policies and procedures;

•	Ethics policies are translated into the local language for each operation and each employee must acknowledge the receipt and understanding of our ethics policies;

•	All material sales transactions require formal review by our Corporate Finance department; and

•

Our Corporate Finance department has implemented enhanced internal and operating controls over several areas such as bank accounts, inventory, and international reporting, and conducts periodic reviews of financial practices and financial statements at each entity to ensure these controls are operating effectively and that the entity is acting within the established guidelines.

Controls regarding stock option practices

We recently completed a voluntary investigation of our historical stock option granting practices. The investigation covered all grants of options made since our initial public offering in July 2000 up to the last grant of stock options in August 2005. During the course of the investigation, we identified control deficiencies amounting to a material weakness in our internal control over financial reporting. Management failed to recognize that changes to a list of grantees after the meeting of the approving body could modify the measurement date for those options and changes were made which resulted in errors in the accounting for stock options which were not identified until June 2006. Details of the results of the investigation and the restatement of our financial statements are discussed in the Explanatory Note and in Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Prior to our initial public offering in July 2000, the Stock Option Committee of our Board administered our stock option plans. This practice continued through October 2002, and during that period all stock option grants were ratified by the Compensation Committee. Between October 2002 and January 2003, we modified our stock option granting processes and procedures. As a result, the processes were formalized and a consistent procedure for stock option grants was implemented. At that time, the Compensation Committee terminated the delegation of authority previously granted to our Stock Option Committee. Our investigation of our historical stock option granting practices determined that the modified stock option granting practices that were instituted after the hiring of our current Chief Legal and Compliance Officer in December 2002 are sound and have been adhered to consistently. We have not identified any instances of inappropriate equity award practices resulting in revised measurement dates under APB 25 after June 2002.

The restatement covers our consolidated financial statements for the years 2001 through 2004 and for the three and six months ended June 30, 2005. The adjustments to our consolidated financial statements were principally amortization of deferred stock-based compensation resulting from revisions made to measurement dates for certain options granted in January 2001 and June 2002.

In assessing the findings of the investigation and the restatement of our consolidated financial statements, our management concluded that there was a material weakness in our internal control over financial reporting as of October 2002, with respect to the application of accounting principles to the stock option granting process as implemented prior to October 2002 when the Company instituted enhanced corporate governance procedures over stock option grants. As a result of this material weakness, errors were made in the accounting for equity based awards. As a result of these errors, we are restating previously issued financial statements, as described in the Explanatory Note and in Note 2 of Notes to Condensed Consolidated Financial Statements.

We have not issued stock options since August 2005. Our controls over the stock option granting process, as of December 31, 2005, included the following controls:

•	Awards to newly hired employees are compiled by our Human Resources department and are submitted to the Compensation Committee for approval only on or after the employee’s commencement of employment. All equity award approvals by the Compensation Committee are communicated to the Human Resources department by the Legal department. The list of equity awards approved by the Compensation Committee includes specific allocations of awards to individuals. Equity awards are entered into our equity award administration system promptly after approval.

•	Our Chief Legal and Compliance Officer attends all Compensation Committee meetings, records minutes, and confirms that equity awards comply with our equity plans.

•	Except in Italy where local legal and tax rules require otherwise, the exercise price for each option grant is equal to or greater than the closing price of our common stock on the date of approval.

•

Formal resolutions approving equity awards are reconciled to the data maintained in the equity award administration system on a quarterly basis. The Human Resources department validates new awards reflected in the equity award administration system.

•

Notification of equity awards is sent (electronically or by mail) to employee recipients. The equity awards are uploaded from the equity award administration system to an online brokerage website, at which time grants are available for viewing by employees. Additionally, for members of our Board and our Section 16 officers, a Form 4 is filed with the SEC within two business days after the grant date.

•	The equity award administration system is periodically reconciled to reflect the cancellation of awards held by employees whose employment with us has terminated.

•	Any proposed modifications to equity awards (such as accelerations and exercise extensions) are communicated by the Legal department to, and such changes are approved by, the Compensation Committee.

•	The issuance of shares upon exercise or release of equity awards recorded in our equity award administration system is periodically reconciled with the records of our transfer agent.

In the future, our Compensation Committee intends to hold regular quarterly meetings at which equity awards may be reviewed and approved.

Controls regarding inventory reserves

In the course of analyzing reserves for excess and obsolete inventory in November 2006, the Company identified a control deficiency assessed as a material weakness in internal control over financial reporting related to the methodology used to calculate and track inventory as of September 30, 2005. Inventory that had been determined to be excess or obsolete was properly reserved, but was subsequently released from the reserve based upon changes in demand. As a result of our failure to prevent, or detect and correct, these changes in the inventory reserves, we overstated our inventory amounts. This material weakness was caused by deficiencies in our systems and process that did not maintain an adequate usage history or compare, isolate, or otherwise identify reserved items.

Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins (“ARB 43”), Chapter 4, “Inventory Pricing,” discusses the general principles applicable to the pricing of inventory. We determined that, for the years 2002 through 2004, the methods used to determine reserves for inventory obsolescence did not fully conform to the requirements of ARB 43, as interpreted by SEC Staff Accounting Bulleting No. 100, Restructuring and Impairment Charges (SAB 100). Based on SAB 100’s interpretation ARB 43, footnote 2, a write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently cannot be marked up based on changes in underlying facts and circumstances.

Our methodology to calculate inventory reserves for the years 2002 through 2004 failed to properly track the cost basis of all items previously reserved, and we improperly reversed an inventory valuation allowance based upon changes in expected customer demand. As a result, we overstated our inventory amounts.

We implemented the following controls over the calculation of excess and obsolete inventory in November 2006:

•	System generated demand is compared to inventory on hand to identify inventory that is potentially excess or obsolete.

•

System generated excess and obsolete inventory is compared to prior period reserves to identify any reductions in quantities reserved at the item level. All reductions to quantities previously reserved are evaluated to confirm the change is due to the use or disposal of that item.

•	Price calculations are reviewed to confirm the system generated values are appropriately calculated.

•	Newly reserved items are manually reviewed by production planning to ensure calculated reserves are appropriate and consistent with known requirements.

•	Items released from reserve due to the system calculation methodology that are not the result of disposal or use of the items in the manufacturing process are added back to reserves.

Controls at division level

During the course of our external audits for fiscal 2005 and 2006, we noted several adjustments identified by our external auditors associated with one of our operating divisions. In addition, revenue classification errors associated with this division caused a material error in our reported financial results for the first quarter of 2007. We believe the reasons for these errors were inadequate levels of training of divisional finance and accounting personnel, and inadequate staffing due to employee promotion and turnover. These errors resulted from a material weakness which consisted of deficiencies in our staffing requirements and policy regarding the timely replacement of key financial personnel. We consider these control deficiencies to be significant and in aggregate led to a material weakness in our internal control over financial reporting as of September 30, 2005. We have taken the following actions during 2007 to remediate this material weakness:

•	We have hired an experienced senior financial manager with an appropriate professional accounting certification as division controller.

•	We have filled all open positions in the division’s finance organization with personnel with adequate competence to ensure compliance with finance policies and procedures.

•	We have refined the job requirements for the division’s finance staff to emphasize familiarity with U.S. generally accepted accounting principles.

•	We now require division finance staff to notify corporate finance staff of any leaves of absence or job vacancies that might impact the accuracy and timeliness of financial reporting.

•

We have hired corporate finance staff to perform site reviews of finance staff at our various locations to review local financial reporting, evaluate the effectiveness of the local internal control systems and staff performance, and initiate prompt corrective action.

Controls over tax provision calculation

During the course of preparing our 2006 federal tax provisions, we identified incomplete information in the supporting schedules for deferred tax assets and liabilities that revealed an error in the calculation of our tax provision for 2004. This represented a material error in our previously reported financial results for 2004 which continued through September 30, 2005. When we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002, we failed to create proper documentation detailing the impact of SFAS 142 on deferred tax liabilities. This failure to properly document the impact of the adoption of SFAS 142 had no financial statement impact until 2004. In March 2004, as a result of employee turnover combined with this lack of appropriate documentation, we failed to recognize the impact the adoption of SFAS 142 would have on the Company’s income tax provision once a full valuation allowance was put in place against the net deferred tax assets, as was required under SFAS 109 due to the uncertainty of the realization of such assets. Consequently, we improperly offset the indeterminate lived deferred tax liability associated with goodwill against definite lived deferred tax assets.

In accordance with SFAS 142, we ceased amortizing goodwill from business acquisitions for financial reporting purposes. Goodwill continues to be amortized for income tax reporting, creating a temporary book to tax difference. SFAS No. 109, Accounting for Income Taxes, requires that we recognize a deferred tax liability for this temporary book to tax difference. The temporary difference created by amortization of goodwill is classified as a long-term deferred tax liability as the timing of any ultimate recognition of expense from the impairment or disposal of these assets is indeterminate.

In addition, the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. In the first quarter of 2004, a valuation allowance was recorded against all of our net deferred tax assets in most jurisdictions, the realization of these deferred tax assets was uncertain due to our recent operating losses. At the time this valuation allowance was recorded we improperly offset the deferred tax liability associated with the temporary difference in the amortization of goodwill against other deferred tax assets, and as a result understated our valuation allowance.

We have taken the following actions during 2006 which helped us identify this material weakness:

•	We have retained outside tax consultants to assist with the analysis and preparation of all tax related entries.

•	We have retained a new director of taxation.

In addition, in September 2007, we took the following actions to remediate this material weakness:

•	We created appropriate schedules detailing book to tax differences relating to goodwill and the associated tax impact have been created and are utilized in calculating the tax provision.

•	We analyze all deferred tax items no less than once each quarter in connection with the preparation of our tax provision.

We will continue to assess whether additional actions or controls will be needed to remediate this material weakness.

While the effectiveness of our internal controls and disclosure controls remains subject to operational assessment and periodic testing, we believe that, as a result of the changes described above, our disclosure controls and procedures will be effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROL

During the third quarter of 2005, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

INHERENT LIMITATIONS ON INTERNAL CONTROL

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Acterna Litigation

On March 31, 2004, Acterna, LLC (“Acterna”) filed a lawsuit against us , Consultronics, Ltd., and Consultronics, Inc. (the latter two, collectively, “Consultronics”) in the United States District Court for the District of Maryland. Acterna alleged that our SunSet xDSL and SunSet MTT product line infringed its United States Patent Nos. 6,064,721 (the “‘721 patent”), 6,385,300 (the “‘300 patent”), and 6,590,963 (the “‘963 patent”), and that our STT product infringed its United States Patent No. 5,511,108 (the “‘108 patent”). Acterna also alleged that the Consultronics CoLT 450 product infringed its ‘721 patent, the ‘300 patent and the ‘963 patent. Acterna sought injunctive relief, unspecified damages, and attorneys’ fees and costs.

On April 23, 2004, we filed a lawsuit against Acterna in the United States District Court for the Northern District of California. The lawsuit alleged that Acterna’s ANT-5 SDH Access Tester and ANT-20 Advanced Network Tester infringed our United States Patent No. 5,619,489 (the “‘489 patent”). We sought injunctive relief, unspecified damages, and attorneys’ fees and costs.

On August 16, 2004, we filed an action for declaratory judgment in the United States District Court for the District of Maryland asserting that our Sunset xDSL and SunSet MTT product line did not infringe a then-recently issued Acterna patent, United States Patent No. 6,738,454 (the “‘454 patent”). The ‘454 patent is a continuation patent related to the ‘721 patent, the ‘300 patent, and the ‘963 patent.

On September 7, 2004, Acterna filed an answer in the United States District Court for the Northern District of California, seeking declaratory judgment that its ANT-5 SDH Access Tester and ANT-20 Advanced Network Tester did not infringe the ‘489 patent, the ‘489 patent is invalid, and the ‘489 patent is unenforceable. At the same time, Acterna also filed a counterclaim against us, alleging that certain products, namely the CM 1000, CM 500, CM 250, N1776A, AT 2000 and AT 2500, all of which were manufactured and sold by our subsidiaries, infringed its United States Patent No. 5,751,766 (the “‘766 patent”). Acterna sought injunctive relief, unspecified damages and attorneys’ fees and costs.

In October 2004, we learned that Acterna and Consultronics had reached a settlement with respect to Acterna’s claim against Consultronics and that the matter with respect to Consultronics had been dismissed with prejudice.

On January 5, 2005, Acterna amended its claim in the Maryland case asserting that our Sunset xDSL and SunSet MTT product line also infringed its’454 patent.

On March 18, 2005, we received a letter from Acterna asserting that the CaLan 3010, a product manufactured by one of our subsidiaries, might infringe two additional Acterna patents, United States Patent Nos. 5,867,842 and 5,867,206 (respectively, the “‘842 patent” and the “‘206 patent”). On April 15, 2005, we filed a lawsuit against Acterna in the United States District Court for the Northern District of California, seeking declaratory judgment that the CaLan 3010 did not infringe the ‘842 patent or the ‘206 patent, and that such patents were invalid and unenforceable.

On May 5, 2005, we engaged in mediation discussions with Acterna through the use of Judicial Arbitration and Mediation Services (“JAMS”), where a retired federal circuit judge presided as mediator and attempted to help the parties negotiate a resolution of their claims. No resolution was reached.

On May 10, 2005, we filed a lawsuit against Acterna in the United States District Court for the Eastern District of Texas. The lawsuit alleged that Acterna’s HST-3000c infringed our United States Patent No. 6,891,803 (the “803 patent”). We sought injunctive relief, unspecified damages and attorneys’ fees and costs.

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

On July 28, 2005, we filed a lawsuit against Acterna in the United States District Court for the Eastern District of Texas. The lawsuit alleged that Acterna’s HST-3000 products infringed our United States Patent No. 6,917,595 (the “‘595 patent”) and sought injunctive relief, unspecified damages, attorneys’ fees and costs.

On August 3, 2005, JDSU completed its acquisition of Acterna.

On August 30, 2005, we entered into a Confidential Settlement Agreement with Acterna and JDSU pursuant to which all outstanding litigation was terminated and the parties entered into mutual covenants not to initiate new patent litigation between the Company and Acterna or JDSU for a specified period of time. As part of this agreement, we realized a gain from legal settlement of $1.5 million.

As of September 30, 2005, we were not involved in any material legal proceedings. As of November 1, 2007 we are involved in the following material legal proceedings:

Stockholder Litigation

On December 13, 2006, a stockholder derivative lawsuit (the “Stovall Action”) was filed in the Superior Court of the State of California on behalf of Chris Stovall, a purported stockholder of ours, against certain of our current and former officers, directors, and employees and naming us as a nominal defendant.

The Stovall Action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment by the individual defendants in connection with certain stock option grants between January 2001 and June 2002. Specifically, it alleges that the director defendants, in their capacity as members of our Board, and its Audit and/or Compensation Committees, at the behest of the officer defendants, backdated Company stock option grants to make it appear that such option grants were made on a prior date when our stock price was lower. The Stovall Action alleges that such alleged backdated options unduly benefited the defendants, resulted in our issuing materially inaccurate and misleading financial statements and caused millions of dollars of damages to us. The Stovall Action seeks to have the defendants disgorge certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs. The court has twice granted our motions to dismiss directed at the sufficiency of the complaint. We intend to continue to assert all available defenses.

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

ITEM 1A.	RISK FACTORS

In addition to other information in this report, the following risk factors should be carefully considered in evaluating us and our business because these factors currently have a significant impact, or may have a significant impact, on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this report as a result of the risk factors discussed below and elsewhere in this report.

Stock Option Granting Practices—Our investigation of our historical stock option granting practices and resulting restatement of our financial statements have had, and may continue to have, a material adverse effect on our financial performance.

We have restated our consolidated balance sheet as of December 31, 2004 and the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2004, each of the quarters of 2004 and the first two quarters of 2005 presented in this report. Accordingly, you should not rely upon financial information included in any earnings press releases and similar communications issued by us, or any of our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, or on the related opinions of our independent registered public accounting firm, for the periods ended March 31, 2001 through June 30, 2005.

Based on our investigation of our historical stock option granting practices, we concluded that we had improperly accounted for options to purchase an aggregate of 1,377,970 shares of our common stock that were awarded in January 2001 and June 2002. As a result, we recorded a total of $5.5 million in additional stock-based compensation expense for the years 2001 through 2004, net of forfeitures related to employee terminations. These expenses had the effect of decreasing income from operations, net income and net income per share (basic and diluted) in the affected periods in which we reported a profit, and increasing loss from operations, net loss and net loss per share in the affected periods in which we reported a loss.

Material Weaknesses in Internal Control over Financial Reporting—We have identified material weaknesses in our internal control over financial reporting in the past and cannot assure you that additional material weaknesses will not be identified in the future. If our internal controls or disclosure controls and procedures are not effective, there may be material errors in our financial statements that are not identified in a timely manner and that could require restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information, any of which could lead to a decline in our stock price.

In assessing the findings of our investigation into the business practices in certain of our foreign subsidiaries, our historical stock option granting practices, reserves for excess and obsolete inventory and accounting for deferred income taxes, as well as in connection with the preparation of the restatement of our condensed consolidated financial statements, our management concluded that there were material weaknesses in our internal control over financial reporting as of September 30, 2005.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Controls can be circumvented by the individual acts of some persons, by the collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. In addition, misstatements due to error or fraud may occur and not be detected because of the inherent limitations in a cost-effective control system. As a result, significant deficiencies or material weaknesses in our internal controls may be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, result in material misstatements in our financial statements and/or cause investors to lose confidence in our reported financial information, all of which could lead to a decline in our stock price. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting.

Stockholder Litigation—We have been named as a party to a stockholder derivative action lawsuit arising from our investigation of our historical stock option granting practices and the subsequent restatement of our financial statements and may be named as a party to additional derivative action lawsuits, which could require significant management time and attention and result in significant legal expenses, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are currently engaged in civil litigation with a party that claims, among other allegations, that certain of our current and former officers and directors improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes, and we may become the subject of additional private lawsuits based on our historical stock option granting practices and the subsequent restatement of our financial statements. The expense of defending such litigation may be significant. We have entered into indemnification agreements with each of our present and former officers and directors and if we incur indemnification obligations in connection with the pending stockholder derivative litigation or otherwise, this could affect adversely our financial condition. Moreover, the amount of time to resolve such litigation and potential additional lawsuits is unpredictable and defending the lawsuit may divert management’s attention from the day-to-day operations of our business, which could harm our business, results of operations and cash flows. In addition, an unfavorable outcome in such lawsuits, such as a court judgment against us resulting in monetary damages or penalties, could have a material adverse effect on our business, results of operations and cash flows.

Foreign Corrupt Practices Act—Our international operations are subject to anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, and any violations could lead to sanctions against us that could harm our business and our financial condition.

Our operations are subject to the Foreign Corrupt Practices Act (“FCPA”) and similar anti-corruption laws of other countries. The FCPA generally prohibits U.S. companies and their intermediaries from making payments to foreign officials for the purpose of obtaining or maintaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. Under the FCPA, U.S. companies may be held liable for actions taken by their strategic or local partners or representatives. The FCPA and similar laws in other countries can impose civil and criminal penalties for violations.

If we do not properly implement practices and controls with respect to compliance with the FCPA and similar laws, or if we fail to enforce those practices and controls properly, we may be subject to regulatory sanctions. For example, the SEC and the U.S. Department of Justice (the “DOJ”) may assert that we have violated the FCPA, which could lead to fines against the Company and other penalties or remedies, such as appointment of a monitor or suspension of our ability to contract with U. S. or foreign governmental agencies. Investigations or sanctions by the SEC and DOJ in connection with FCPA enforcement, and internal investigations into whether or not violations have occurred, can be expensive and time-consuming for the Company. Any of these outcomes may have an adverse effect on our business, and could adversely affect our financial results and financial condition.

Delisting from NASDAQ and Compliance with SEC Reporting Requirements—Our common stock was delisted from the NASDAQ Stock Market, which could adversely affect the price of our stock and the ability of our stockholders to trade in our stock. We have not been in compliance with SEC reporting requirements and if we are unable to remain in compliance with SEC reporting requirements, there may be a material adverse effect on us and our stockholders.

Due to our Audit Committee investigation of our business practices, the independent investigation of our historical stock option granting practices, and the restatement activities as a result of the stock option investigation we were unable to timely file our periodic reports with the SEC. As a result, we were not in compliance with the filing requirements for continued listing on the NASDAQ Stock Market and, consequently, our common stock was delisted from the NASDAQ Stock Market in December 2005 and subsequently began trading on the Pink Sheets under the symbol “SRTI.PK.” As a result of the delisting of our common stock from the NASDAQ Stock Market, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected. To the extent that we attempt to relist our common stock on NASDAQ or another exchange, it would be uncertain when, if ever, our common stock would be relisted. In addition, as a result of our delay in filing periodic reports on a timely basis, we will not be eligible to use a registration statement on Form S-3 to register offers and sales of our securities until all periodic reports have been timely filed for at least twelve months after we have filed all required reports.

Change in SEC Guidance and Disclosure Requirements—Judgments and estimates utilized by us in determining stock option grant dates and related adjustments in connection with the restatement of our consolidated financial statements may be subject to change due to subsequent SEC guidance or other disclosure requirements.

In determining the financial restatement adjustments in connection with our investigation of our historical stock option granting practices, we used all reasonably available relevant information to form conclusions we believe are appropriate as to the most likely option granting actions that occurred, the dates when such actions occurred, and the determination of grant dates for financial accounting purposes based on when the requirements of the accounting standards were met. We considered various alternatives throughout the course of our investigation and the restatement of our financial statements, and we believe the approaches used were the most appropriate, and the choices of measurement dates used in our investigation of stock option grant accounting and restatement of our financial statements were reasonable and appropriate in our circumstances. Nevertheless, the issues surrounding our historical stock option granting practices are complex and the regulatory guidelines or requirements continue to evolve. There can be no assurance that the SEC will not issue additional guidance on disclosure requirements related to the financial impact of past stock option grant measurement date errors and that we will not be required to further amend this report or other filings with the SEC to provide additional disclosures pursuant to such additional guidance. Any such circumstance could also lead to future delays in filing our subsequent SEC reports. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows.

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

•	the varied degree of price, product, and technology competition, and our customers’ and competitors’ responses to these changes;

•	the relative percentages of our products sold domestically and internationally;

•	the mix of the products we sell and the varied margins associated with these products;

•	developments relating to our ongoing litigation;

•	the timing of our customers’ budget processes; and

•	economic downturns reducing demand for telecommunication and cable equipment and services.

The factors listed above may affect our business and stock price in several ways. Given our high fixed costs from overhead, research and development, and selling and marketing, and other activities necessary to run our business, if our net sales are below our expectations in any quarter, we may not be able to adjust spending accordingly. Our stock price may decline and may be volatile, particularly if public market analysts and investors perceive that the factors listed above may contribute to unfavorable changes in operating results. Furthermore, the above factors, taken together, may make it more difficult for us to issue additional equity in the future or raise debt financing to fund future acquisitions and accelerate growth.

Consolidation and Other Risks Within the Telecommunications Industry—Our operating results and financial condition could be adversely affected by several risks related to the telecommunication industry, including the continuing consolidation among our principal customers, the uncertainty of growth of end-user demand for telecommunication services, the possible effects of its unpredictable growth or decline, and the risk that deregulation will slow.

In recent years, the telecommunications industry has experienced rapid growth. The growth led to innovations in technology, intense competition, short product life cycles, and, to some extent, regulatory uncertainty inside and outside the United States. It is difficult for companies operating in this industry to forecast future trends and developments, particularly forecasting customer acceptance of competing technologies. Moreover, the continued growth of end-user demand for telecommunications services is uncertain and difficult to predict. Such uncertainties may lead telecommunications companies’ to postpone investments in their businesses and purchases of related equipment, such as our products.

Moreover, the telecommunications industry has been experiencing consolidation, such as incumbent local exchange carriers and competitive local exchange carriers, several of whom are our primary customers. For example, in recent years, GTE and Bell Atlantic, both of which were customers of ours, merged to create Verizon Communications Inc. and Southwestern Bell, Pacific Bell, Ameritech, Bell South, and AT&T have consolidated and now operate as AT&T, Inc. Continued consolidation in the telecommunication industry may cause delay or cancellation of orders for our products. The consolidation of our customers will likely provide them with greater negotiating leverage with us and may lead them to pressure us to lower the prices of our products.

Long-term Impact of Cost Controls—The actions we have taken and may take in response to the slowdowns in demand for our products and services could have long-term adverse effects on our business.

From time to time, our business experiences lower revenues due to decreased or cancelled customer orders. To scale back our operations and to reduce our expenses in response to decreased demand for our products and services and lower revenue, we have in the past reduced our workforce, restricted hiring, reduced salaries, restricted pay increases, reduced discretionary spending, and relocated some of our operations abroad.

There are several risks inherent in any effort to transition to a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and sustain them at a level necessary to restore profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges. There is also the risk that cost-cutting initiatives will impair our future ability to develop and market products effectively, to manage and control our business, and to remain competitive. Moreover, cost reducing measures are time-consuming, can be costly to implement and can lead to a diminished quality of our products. Each of the above measures could have long-term effects on our business by reducing our pool of employee talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if, and when, the demand for our products increases, and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

Dependence on Wireline Access Products—A significant portion of our sales has been from our wireline access products, which makes our future sales and overall business vulnerable to product obsolescence and technological change in the wireline field.

Sales of our DSL and other wireline access products represented approximately 35% of our net sales during 2006, 33% during 2005, and 43% during 2004. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may, at any time, adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

Cable Broadband Industry Health—Many companies in the cable broadband industry have incurred significant amounts of debt and operating losses, and face increasing competition from direct broadcast satellite and telecom service providers, which may negatively impact our cable equipment sales.

The cable broadband industry has taken on significant debt as companies aggressively consolidate and build new digital networks to allow them to provide better picture quality, internet access, and voice telephony. As a result, cable companies may reduce their capital expenditures and hiring, either of which could adversely impact our cable business more than we currently anticipate.

Customer Concentration—Our customers are concentrated in the telecommunications and cable broadband industries, which makes our future success dependent on the buying patterns of these customers and their continued demand for our products. In addition, a limited number of customers account for a high percentage of our net sales, and any adverse effect on these customers or our relationship with these customers could cause our net sales to decrease.

Our customers are concentrated in the telecommunications and cable broadband industries. Accordingly, our future success depends on the buying patterns of these customers and the continued demand by these customers for our products. Additionally, the market is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. See “Risk Factors—Consolidation and Other Risks Within the Telecommunications Industry” for a discussion of risks associated with the telecommunications industry. Our continued success will depend upon our ability to enhance existing products and to develop and introduce, on a timely basis, new products and features that keep pace with technological developments and emerging standards.

Moreover, a relatively small number of customers account for a large percentage of our net sales. Net sales from our top five customers represented approximately 28% of total net sales in 2006, 22% in 2005, 26% in 2004, and 36% in 2003. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period.

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of large customers. We anticipate that our operating results for a given period will be dependent on a limited number of customers.

The loss of a major customer or the reduction, delay, or cancellation of orders from one or more of our significant customers could cause our net sales and, therefore, profits to decline. In addition, many of our customers are able to exert substantial negotiating leverage over us. As a result, they may pressure us to lower our prices to them, and they may successfully negotiate other terms and provisions that may adversely affect our business and profits.

Product Development—If we are unable to develop new products successfully and enhance our existing products, our future success may be threatened.

The market for our products is characterized by rapid technological advances, changes in customer requirements and preferences, evolving industry and customer-specific protocol standards, and frequent new product enhancements and introductions. Our existing products and our products currently under development could be rendered obsolete or otherwise abandoned because of the introduction of products involving competing technologies, by the evolution of alternative technologies or new industry protocol standards, by rival products of our competitors, market timing, or product design flaws. These market conditions are even more complex and challenging because of the high degree to which the telecommunications industry is fragmented.

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

Furthermore, our expenditures devoted to research and development may be considered high for our level of sales. If these efforts do not result in the development of products that generate strong sales for us or if we do not reduce these expenditures, our profit levels will not return to their desired levels. If we reduce this spending, we may not be able to develop needed new products, which could negatively impact our sources of new revenues.

Sales Implementation Cycles—The length and unpredictability of the sales and implementation cycles for our products make it difficult to forecast revenues.

Sales of our products often entail an extended decision-making process on the part of prospective customers. We frequently experience delays following initial contact with a prospective customer and expend substantial funds and management effort pursuing these contacts. Our ability to forecast the timing and amount of specific sales is therefore limited. As a result, the uneven buying patterns of our customers may cause fluctuations in our operating results, which could cause our stock price to decline.

Other sources of delays that lead to long sales cycles, or even to a sales loss, include current and potential customers’ internal budgeting procedures, internal approval and contracting procedures, procurement practices, and testing and acceptance processes. Recently, our customers’ budgeting procedures have lengthened. The sales cycle for larger deployments now typically ranges from six to twenty-four months. The deferral or loss of one or more significant sales could significantly affect our operating results, especially if there are significant selling and marketing expenses associated with deferred or lost sales.

Managing Growth and Slowdowns—We may have difficulty managing expansions and contractions in our operations, which could reduce our chances of maintaining or restoring our profitability.

We experienced rapid growth in revenues and in our business during 1999 and 2000 followed by significant slowdowns in 2001 and 2002, which were then followed by sales increases in subsequent years. In particular, the Company experienced rapid growth in revenues between 2005 and 2006. These periods of expansion and contraction in our revenues and operations have placed, and may continue to place, a significant strain on our management and operations. As a result of our historical growth and potential future growth or slowdowns, we face several risks, including the following:

•	the need to improve our operational, financial, management, informational and control systems;

•	the need to hire, train and retain highly skilled personnel; and

•	the challenge to manage expense reductions without impacting development strategies or our long-term goals.

We cannot ensure that we will be able to manage growth or slowdowns successfully, or that we will be able to achieve or sustain profitability.

Manufacturing Capacity—If demand for our products does not match our manufacturing capacity, our earnings may suffer.

We cannot immediately adapt our production capacity and related cost structures to rapidly changing demand for our products. When demand does not meet our expectations or manufacturing capacity exceeds our production requirements, profitability may decline. Conversely, if during a market upturn we cannot increase our manufacturing capacity to meet product demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our earnings and overall business.

Competition—Competition could reduce our market share and decrease our net sales.

The market for our products is fragmented and intensely competitive, both inside and outside of the United States, and is subject to rapid technological change, evolving industry standards, regulatory developments, and varied and changing customer preferences and requirements. We compete with a number of United States and international suppliers that vary in size and in the scope and breadth of the products and services offered. Many of these competitors have longer operating histories, larger installed customer bases, longer relationships with customers, wider name recognition and product offerings, and greater financial, technical, marketing, customer service and other resources than we have.

We expect that as our industry and markets evolve, new competitors or alliances among competitors with existing and new technologies may emerge and acquire significant market share. We anticipate that competition in our markets will increase, and we will face continued challenges to our market share and price pressure on our products. Also, over time, our profitability, if any, may decrease. In addition, it is difficult to assess accurately the market share of each of our products and lines of products because of the high degree of fragmentation in the market for service verification equipment. As a result, it may be difficult for us to forecast accurately trends in the market and which of our products will be the most competitive over the longer term, and therefore, what is the best use of our cash, personnel and other forms of resources.

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

In addition, the purchase of these components on a sole source basis subjects us to risks of price increases and potential quality assurance problems. Long lead-times for delivery of certain sole-sourced components may impact our ability to respond to changes in production demand in a timely fashion to satisfy customers’ orders and we may not be able to ensure customer satisfaction. We cannot ensure that one or more of these factors will not cause delays or reductions in product shipments or increases in product costs, which in turn could have a material adverse effect on our business.

Risks of International Operations—Our plan to expand sales in international markets could lead to higher operating expenses and may subject us to unpredictable regulatory and political systems.

Sales to customers located outside of the United States represented approximately 49% of our net sales in 2006, 47% in 2005 and 2004, and 39% in 2003. We expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including the following:

•

potentially higher operating expenses, resulting from the establishment of international offices, the hiring of additional local personnel, and the localization and marketing of products for particular countries’ technologies;

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

In addition, the Asia/Pacific and Latin America regions, both high-growth emerging markets for telecommunications equipment, have experienced instability in many of their economies and significant devaluations in local currencies. 22% of our sales in 2005, 24% of our sales in 2004, and 22% of our sales in 2003 were from customers located in these regions. In 2006, our sales to customers in those regions were 22% of our total sales. These instabilities may continue or worsen, which could have a material adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

Operations in Taiwan—We rely on our subsidiary in Taiwan to manufacture a substantial portion of our products, and our reputation and results of operations could be adversely affected if this subsidiary does not perform as we expect.

We produce a substantial portion of our products at our subsidiary in Taiwan and plan to concentrate more of our production there in the future. We depend on our Taiwan subsidiary to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. If we fail to manage our subsidiary so that it produces quality products on time and in sufficient quantities, our reputation and results of operations could suffer. In addition, we rely on our Taiwan subsidiary to place orders with suppliers for the components they need to manufacture our products. If our subsidiary in Taiwan fails to place timely and sufficient orders with its suppliers, our results of operations could suffer.

The cost, quality, and availability of our Taiwan operation are essential to the successful production and sale of our products. Our increasing reliance on this foreign subsidiary for manufacturing exposes us to risks that are not under our immediate control and which could negatively impact our results of operations. For example, a recurrence of the Severe Acute Respiratory Syndrome (SARS) outbreak that occurred in Asia in recent years could result in a quarantine or closure of our manufacturing operation in Taiwan or its local suppliers. In addition, transportation delays and interruptions, political and economic regulations, and natural disasters could also adversely impact our Taiwan operations and negatively impact our results of operations. See “Risk Factors—Dependence on Sole and Single Source Suppliers and, Risks of International Operations” for a discussion of risks associated with concentrating production activities at one facility that is outside the United States.

Concentration of Control—Our Chief Executive Officer and certain directors retain significant control over us, which may allow them to decide the outcome of matters submitted to stockholders for approval. This influence may not be beneficial to all stockholders.

As of November 1, 2007, Paul A. Marshall, our President and Chief Executive Officer and a member of our Board, and Robert C. Pfeiffer, a member of our Board, beneficially owned approximately 23% and 12%, respectively, of our outstanding shares of common stock. Consequently, these two individuals together control approximately 35% of our outstanding shares of common stock and, to the extent that they act together, may be able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of the stockholders. In addition, Messrs. Marshall and Pfeiffer constitute two of the five members of our Board and have significant influence in directing the actions taken by the Board. Further, to our knowledge, as of November 1, 2007, Paul Ker-Chin Chang, our former Chief Executive Officer, President and Chairman of the Board, continued to hold approximately 24% of our outstanding shares of common stock. To the extent that Mr. Chang acts together with Messrs. Marshall and Pfeiffer, the three individuals would control the election of directors and the approval of significant corporate transactions that must be submitted to a vote of the stockholders, as these individuals together control approximately 59% of our outstanding shares. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of us may also delay or prevent a change in control of us that other stockholders may consider desirable. In addition, conflict among the controlling stockholders may adversely impact their ability to take joint actions in the best interests of us and our other stockholders.

Potential Product Liability—Our products are complex, and our failure to detect errors and defects may subject us to costly repairs and product returns under warranty and product liability litigation.

Our products are complex and may contain undetected defects or errors when first introduced or as enhancements are released. These errors may occur despite our testing and may not be discovered until after a product has been shipped and used by our customers. Many of the products that we ship contain imperfections that we consider to be insignificant at the time of shipment. We may misjudge the seriousness of a product imperfection and allow the product to be shipped to our customers. These risks are compounded by the fact that we offer many products with multiple hardware and software modifications, which makes it more difficult to ensure high standards of quality control in our manufacturing process. The existence of these errors or defects could result in costly repairs and/or returns of products under warranty and, more generally, in delayed market acceptance of the product or damage to our reputation and business.

In addition, the terms of our customer agreements and purchase orders which provide us with protection against unwarranted claims of product defects and errors may not protect us adequately from unwarranted claims against us, unfair verdicts if a claim were to go to trial, settlement of these kinds of claims, or future regulations or laws regarding our products. Our defense against such claims in the future, regardless of their merit, could result in substantial expense to us, diversion of management time and attention, and damage to our business reputation and our ability to retain existing customers or attract new customers.

Intellectual Property Risks—Policing any unauthorized use of our intellectual property by third parties and defending any intellectual property infringement claims against us could be expensive and disrupt our business.

Our intellectual property and proprietary technology is an important part of our business, and we depend on the development and use of various forms of intellectual property and proprietary technology. As a result, we are subject to several risks associated with our intellectual property assets, including the risks of unauthorized use of our intellectual property and the costs of protecting our intellectual property.

Most of our intellectual property and proprietary technology is not protected by patents, and as a result our intellectual property may not be adequately protected. If unauthorized persons were to copy, obtain, or otherwise misappropriate our intellectual property or proprietary technology, the value of our investment in research and development would decline, our reputation and brand could be diminished, and we would likely suffer a decline in revenues. We believe these risks, which are present in any business in which intellectual property and proprietary technology play an important role, are exacerbated by the difficulty in monitoring and detecting the unauthorized use of intellectual property in our business, the increasing incidence of patent infringement in our industry in general, and the difficulty of enforcing intellectual property rights in some foreign countries.

Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent the misappropriation of our intellectual property or proprietary technology. Our inability to protect our intellectual property or proprietary technology may adversely affect our competitive business position.

Litigation has in the past been, and may in the future be, necessary to enforce our intellectual property rights and/or defend against the accusations of others. This kind of litigation is time-consuming and expensive to prosecute and resolve and results in a substantial diversion of management resources. We cannot assure you that we will be successful in this type of litigation, that our intellectual property rights will be held valid and enforceable in any litigation, or that we will otherwise be able to protect our intellectual property and proprietary technology.

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

Acquisitions—We have in the past acquired multiple companies and lines of business, and we may pursue additional acquisitions in the future. These activities involve numerous risks, including the use of cash, acquired intangible assets, and the diversion of management attention.

We have acquired multiple companies and lines of business in the past. As a result of these acquisitions, we face numerous risks, including the following:

•	integrating the existing management, sales force, technicians and other personnel into one culture and business;

•	integrating manufacturing, administrative and management information and other control systems into our existing systems;

•	developing and implementing an integrated business strategy over what had previously been independent companies;

•	developing compatible or complementary products and technologies from previously independent operations; and

•	pre-acquisition liabilities associated with the companies or intellectual property acquired, or both.

The risks stated above are increased by the fact that most of the companies and assets that we have acquired are located outside of the United States, which makes integration more difficult and costly. In addition, if we make future acquisitions, these risks will be exacerbated by the need to integrate additional operations at a time when we may not have fully integrated all of our previous acquisitions.

If we pursue additional acquisitions, we will face similar risks as those outlined above and additional risks, including the following:

•	the diversion of our management’s attention and the expense of identifying and pursuing suitable acquisition candidates, whether or not an acquisition is consummated;

•	negotiating and closing these transactions;

•	the possible need to fund these acquisitions by dilutive issuances of equity securities or by incurring debt; and

•	the potential negative effect on our financial statements from an increase in other intangibles, write-off of research and development costs, and high costs and expenses from completing acquisitions.

We cannot ensure that we will locate suitable acquisition candidates or that, if we do, we will be able to acquire them and then integrate them effectively, efficiently, and successfully into our business.

Goodwill Valuation—Our financial results could be materially and adversely affected if it is determined that the book value of goodwill is higher than the fair value.

Our balance sheet at September 31, 2005 included an amount designated as “Goodwill” of $12.5 million. Goodwill arises when an acquirer pays more for a business than the fair value of the acquired tangible and separately measurable intangible net assets. Under accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), beginning in January 2002, the amortization of goodwill has been replaced with an “impairment test,” which requires that we compare the fair value of goodwill to its book value at least annually, and more frequently, if circumstances indicate a possible impairment.

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

Our success depends to a significant extent upon the continued service and performance of a relatively small number of key senior management, technical, sales, and marketing personnel. If any of our senior managers were to leave us, we would need to devote substantial resources and management attention to replace them. As a result, management attention may be diverted from managing our business, and we may need to pay higher compensation to replace these employees. We do not have employment contracts with, or key person life insurance for, any of our personnel. During 2006, following the loss of a number of key employees, we announced the adoption of a retention bonus program and other inducements to reward long-term employees who remained employed with the Company as the Company continued to work its way through its challenges. Competition for skilled employees is intense, especially in the San Francisco Bay Area where our main operations are located, and there can be no assurance that we will be able to recruit and retain such personnel.

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

Some provisions of Delaware law and our stock incentive plans may also have the effect of discouraging, delaying, or preventing a change in control of our company or unsolicited acquisition proposals. These provisions could also limit the price that some investors might be willing to pay in the future for shares of our common stock.

Sarbanes-Oxley Act of 2002—We will be required to evaluate our system of internal control over financial reporting in 2007 and our independent auditor will be required to attest to the effectiveness of our internal controls in 2008. Any deficiencies found in our internal control over financial reporting or the inability of our independent auditor to conclude on the effectiveness could negatively impact our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2007, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Furthermore, our independent auditor will be required to separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008. We have not yet completed our assessment of the effectiveness of our internal controls. If we fail to timely complete this assessment, or if our independent auditor cannot timely complete their audit, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, failure to implement any new or improved controls deemed necessary as a result of management or our auditor’s assessments, or difficulties encountered in their implementation, could cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could adversely affect the price of our common stock.

AVAILABLE INFORMATION

Our website is http://www.sunrisetelecom.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website is not part of this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.1	Confidential Settlement Agreement made and entered into as of August 30, 2005 by and among Sunrise Telecom Incorporated, Acterna LLC and JDS Uniphase Corp.				X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE TELECOM INCORPORATED
(Registrant)
Date: November 2, 2007
	By:	/s/ PAUL A. MARSHALL
Paul A. Marshall
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ RICHARD D. KENT
Richard D. Kent
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
10.1	Confidential Settlement Agreement made and entered into as of August 30, 2005 by and among Sunrise Telecom Incorporated, Acterna LLC and JDS Uniphase Corp.				X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X