Form 10-K
period 2005-12-31
SUNRISE TELECOM INC
filed 2007-11-02
CIK 907152

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of class)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ☐     No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

    Large accelerated filer ☐                            Accelerated filer ☐                            Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ☐    No ☒

As of June 30, 2005, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $42,216,320 based upon the last sale price for that date reported for such sale on the NASDAQ Stock Market.

As of November 1, 2007, there were 51,349,058 shares of the Registrant’s Common Stock outstanding, par value $0.001.

SUNRISE TELECOM INCORPORATED

Index to Annual Report on Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

“3GMaster”, “FTT”, “HTT”, “RealWORX” “Sunrise Telecom,” “SunSet”, “SunLite”, “STT”, “Sunset MTT”, “Oculist”, “NeTracker”, “Ghepardo”, “CaLan”, and “WTT” are trademarks of Sunrise Telecom Incorporated. This Annual Report on Form 10-K also includes references to registered service marks and trademarks of other entities.

Forward-Looking Statements

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements concerning projected net revenue, costs and expenses and gross margin; accounting estimates; assumptions and judgments; the impact of the restatement of our financial statements; the effects of our pending litigation; the demand for our products; the effect that seasonality and volume will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale our operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of, and anticipated growth in, our markets; manufacturing, assembly and test capacity; our potential needs for additional capital; and inventory and accounts receivable levels. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, and certain assumptions we have made, all of which may be subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of many factors, including those listed under the section “Risk Factors” contained in Part I, Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

Forward-looking statements are not the only statements you should regard with caution. The preparation of our restated consolidated financial statements for the year ended December 31, 2004 and prior periods, as well as the first two quarters of 2005, required us to make judgments with respect to the methodologies we selected to calculate the adjustments contained in the restated financial statements as well as estimates and assumptions regarding the application of those methodologies. These judgments, estimates and assumptions, which are based on factors that we believe to be reasonable under the circumstances, affected the amounts of additional deferred compensation and additional stock-based compensation expense that we recorded in 2001, 2002, 2003, 2004, and 2005. The application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

EXPLANATORY NOTE

In this Annual Report on Form 10-K, we are restating our consolidated balance sheet as of December 31, 2004 and the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2004, each of the quarters of 2004 and the first two quarters of 2005. Our decision to restate was based on the results of a voluntary investigation of our historical stock option granting practices that was conducted by our management under the direction of the Audit Committee of our Board of Directors (the “Audit Committee”) and on our identification of an error in the method used to calculate our reserve for excess or obsolete inventory, as well as an error in the accounting for deferred tax liabilities relating to goodwill. In addition, we have restated the timing of the recognition of a discretionary bonus and a tax benefit resulting from the amendment of our tax return filings for items related to commissions paid to our foreign sales corporation.

All financial information contained in this report gives effect to this restatement, unless stated otherwise. Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 2 of Notes to Consolidated Financial Statements, which are included in this report. You should not rely upon financial information included in any earnings press releases and similar communications issued by us, or any of our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, or on the related opinions of our independent registered public accounting firm, for the periods ended March 31, 2001 through June 30, 2005, all of which are superseded in their entirety by the information in this report.

As part of the restatement, we have made changes to the balance sheet as of December 31, 2004 to adjust certain income tax assets and liabilities to reflect the tax effect of the correction of errors and to the 2004 statement of operations to reflect the tax effect of the restatement. These changes are described in more detail below. We are also restating the pro forma disclosure of stock-based compensation expense required under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), included in Note 2 of Notes to Consolidated Financial Statements.

This report also reflects the restatement of “Selected Consolidated Financial Data” for the fiscal years ended December 31, 2001, 2002, 2003, and 2004 in Part II, Item 6 “Selected Financial Data” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the years ended December 31, 2003, and 2004.

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

Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 2 of Notes to Consolidated Financial Statements and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

As a result of the findings of the investigation, we remeasured certain stock option grants and recognized additional stock-based compensation expense for fiscal years 2001 through 2004. This expense is the result of options deemed granted with an intrinsic value totaling $6.8 million. Intrinsic value is the quoted market price of our common stock at the measurement date less the strike price the recipient would need to pay to exercise the option. After employee forfeitures due to termination, the final incremental expense was $5.5 million for fiscal years 2001 through 2004.

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

We have not issued stock options since August 2005. Our controls over the equity award process, as of December 31, 2005, include the following controls:

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

We also corrected an immaterial error occurring in 2001 that was reversed in 2002 due to stock-based compensation related to a stock option grant to an employee being recorded after the date of termination. The amount associated with this error was $0.1 million. This change was not considered material at the time, but is corrected in this report.

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

Our methodology for calculating inventory reserves for the years 2002 through 2004 failed to properly track the cost basis of all items previously reserved, and we improperly reversed an inventory valuation allowance based on changes in expected customer demand. As a result, we overstated our inventory amounts. The net expense associated with this error for 2003 and 2004 was $0.4 million and $0.6 million, respectively. We also corrected an error in the inventory reserves in 2002 which resulted in an increase to inventory and a reduction in expense of $0.1 million.

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

OTHER REVISIONS IN THIS ANNUAL REPORT

Please refer to Note 2 of Notes to Consolidated Financial Statements for additional information concerning the restatement. Unless otherwise indicated, all information contained in this report is current as of the date this report is filed with the SEC.

PART I.

ITEM 1.    BUSINESS

OVERVIEW

Sunrise Telecom designs, manufactures, and markets service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, internet access, and wireless networks. In addition, our products continuously monitor in-service cable, telecom and wireless networks to assist operators in improving network quality and to provide traffic data to assist network operations. Customers include telephone companies, incumbent local exchange carriers, cable companies, competitive local exchange carriers, mobile operators, and network infrastructure suppliers throughout North America, Latin America, Europe, Africa, the Middle East, and the Asia/Pacific region.

In October 1991, we were incorporated in California as Sunrise Telecom, Inc. In July 2000, we reincorporated in Delaware, changed our name to Sunrise Telecom Incorporated and listed our common stock on the NASDAQ Stock Market for public trading.

INDUSTRY BACKGROUND

High-Speed Data Access

Data traffic in the United States and Canada has surpassed the amount of voice traffic carried on the existing telephone network. Consumers are seeking higher-speed access to bandwidth intensive content and services, such as multi-media rich websites, music, video, and software downloads. As an increasing number of subscribers access this bandwidth intensive content, the ability to connect to and receive data from the Internet at high speeds has become, and will continue to become, more important.

A primary area of investment by our customers is the redesign of their networks to support higher speed broadband access to subscribers, and to enable new multimedia services such as Voice-over IP networks (VoIP) and IP-TV. This involves upgrading the “last mile” portion of the network to a higher capacity, by deploying fiber and electronics deeper into the last mile. This may also include the deployment of new technologies such as VDSL (Very high bit-rate DSL) and sophisticated customer premises equipment to deliver these new services. As the capacity of the last mile is increased, the capacity of the long-haul networks must also be increased to handle the demand. In addition, the signaling portion of the network is being upgraded to integrate and converge the new multimedia services into the existing infrastructure.

In the last few years, the nature of competition between various service provider segments also has changed. Cable companies now routinely offer voice services, and telephone companies are now providing television programming to their subscribers. These once separate segments of the market are now competing fiercely for new customers, and are seeking to minimize the loss of their customers. This makes the economics of service installation and repair, and the quality of the service delivered to the subscriber extremely important to the competitive outcome. Due to this competition, comprehensive testing and monitoring of the network is becoming a competitive necessity for today’s carriers.

KEY PRODUCT CATEGORIES

Our key product application technology areas are described below:

Wireline Access Technology.    Wireline access technology includes technologies such as “Plain Old Telephone Service”, T-carrier, E-carrier, ISDN, and most recently digital subscriber line technology. Digital subscriber line technology, commonly known as DSL, transmits data up to fifty times faster than older dial-up modems using the existing copper telephone wires. Various implementations of DSL are being developed and deployed, including asymmetric DSL, known as ADSL, symmetric DSL, known as SDSL, high bit-rate DSL, known as HDSL, very high bit-rate DSL, known as VDSL, and others. Service providers deploying DSL technology include local exchange carriers, such as AT&T, Inc. (formerly SBC Communications Inc.), British Telecom, France Telecom PLC, and Verizon Communications Inc.

Cable Broadband Networks.    Cable broadband operators use a hybrid fiber coax last mile infrastructure, cable modems installed in the home, cable modem termination systems installed at major cable concentration points, and network headend equipment designed to connect their cable broadband networks to video feeds and other networks. Most cable companies are currently offering analog and digital video, high-speed Internet access services, and VoIP, including Comcast Corporation, Charter Communications, Inc., Cox Communications, Inc., TimeWarner Cable, Inc., and Virgin Media Inc. (formerly NTL+Telewest), among others.

Fiber Optics.    Fiber optic cables use pulses of light to transmit digital information and offer very high bandwidth capacity. Due to their high capacity, fiber optic cables are being used increasingly in the service provider networks in telecommunications, cable broadband, and mobile network applications. Today, fiber optic cables carry higher bandwidths by increasing the wavelength modulation speed or by carrying multiple wavelengths on a single fiber. Common wavelength multiplexing schemes include Coarse Wavelength Division Multiplexing (CWDM) and Dense Wavelength Division Multiplexing (DWDM). Several service providers, such as Verizon Communications, Inc., are now deploying fiber optic cables directly to the subscriber’s residence, using a WDM technology called Passive Optical Network (PON).

Signaling.    Traditional telephone systems require a signaling mechanism to set up and tear down phone calls. These signals serve functions such as supervising or monitoring the status of a line or circuit to see if it is busy, idle, or requesting service; alerting or indicating the arrival of an incoming call; and addressing or transmitting routing and destination signals over the network. Signaling System 7 (“ SS7”), is the base signaling system used by traditional telecom networks worldwide. In addition, new network services such as VoIP, IP-TV, text messaging, multimedia messaging, roaming, and cell-phone web access place entirely new demands on the signaling system. As a result, signaling standards are evolving, and network operators face increasing complexity in monitoring and troubleshooting their signaling networks.

THE NEED FOR SERVICE VERIFICATION EQUIPMENT

In order to successfully deploy and maintain broadband networks, service providers rely on sophisticated service verification equipment. This equipment allows service providers to pre-qualify facilities for services, verify proper operation of newly installed services, and diagnose problems. In addition, equipment manufacturers use service verification equipment to test simulated networks during equipment development and verify the successful production of equipment. Service verification equipment can be grouped into the following three types: field verification; remote testing; and alarm and surveillance.

Field Verification Equipment.    Field verification equipment is used by service providers to probe the actual wires, cables, or airwaves to verify that a service is functioning properly. In the case of a service malfunction, a field technician can use the equipment to locate the exact fault so that repairs can be made. Research and development labs, manufacturing departments, and central office technicians also use field verification equipment in their day-to-day operations. Service providers have found field verification to be an effective method to ensure that the lines operate properly at installation or after repair.

Remote Test Equipment.    Remote test equipment can help verify services and identify certain types of service malfunctions from a centralized location. The equipment is typically controlled by a centralized test system that automates much of the remote testing process. It is commonly used to determine which section has malfunctioned and to diagnose quickly the nature of a customer’s complaint. Due to its centralized and automated nature, remote test equipment is an efficient way to complement field test equipment in the deployment and maintenance of broadband networks.

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

Because the competition is intense for subscribers for high-speed bandwidth access, the quality and reliability of network service has become critical to service providers. These service providers cannot afford the loss of customers, loss of revenue, and negative publicity resulting from poor service. Service verification equipment, such as the products provided by Sunrise Telecom, allows service providers to verify and repair service problems effectively and, thus, increase the quality and reliability of their networks.

THE SUNRISE SOLUTION

We design and manufacture service verification equipment, physical layer diagnostic equipment, and monitoring systems that enable service providers to pre-qualify facilities for services, verify newly installed services, monitor the performance of video and signaling networks, and diagnose problems relating to copper twisted pair, coaxial cable, and optical fibers. Our products also enable equipment manufacturers to test simulated networks during equipment development, verify the successful production of equipment, and help their field service teams diagnose problems. Our products offer the following features:

•

Design Flexibility.    We design our products to be flexible and to evolve as customer needs change. Our CM 1000, STT and SunSet MTT product lines, for example, allow field technicians the ability to upgrade their equipment easily through a variety of plug-in hardware modules. This flexible design allows the customer to adapt the test set to new services and applications as network standards evolve.

•

Customer Driven Features.    Each of our products is tailored to our customers’ needs. Our product marketing team interacts with our customers during the design process to ensure that our products are the best available solution for them. Our Traffic Analysis & Measurement System (TAMS), through such interactions, has been architected to offer unique economic benefits to customers, providing scalability from a standalone protocol analyzer to a distributed system, and visibility of signaling issues in near real time.

•

Handheld Modular Design.    We use handheld designs for many of our products that are to be used in the field. The compact, lightweight design of these products enhances the field technicians’ ability to easily carry these devices with them to diagnose problems and verify line operation. The SunSet MTT product family, for example, offers over thirty different test modules, in a lightweight portable unit.

Because of the design and functionality of our products, we provide the following benefits to our customers:

•

Rapid and Cost-Efficient Deployment.    Our products allow customers to test facilities and services rapidly and efficiently to ensure that they are properly installed and that they can deliver the speed and features as ordered by the subscriber. In a single device, our products can be used to pre-qualify facilities for services, identify the source of problems, and verify the proper operation of newly installed service before delivering service to end-user customers.

•

Improved Network Quality and Reliability.    Our products diagnose and locate a variety of problems and degradations in established broadband networks allowing service providers to identify and repair problems and to restore service efficiently. Our products allow service providers to monitor their network quality and ensure customer satisfaction.

PRODUCTS

Our major products are segmented into the following categories:

WIRELINE ACCESS PRODUCTS

SunSet MTT	•	The Modular Test Toolkit is a full-featured handheld test set for access network service, installation, and maintenance. It features a variety of handheld SunSet chassis configurations with support for over thirty different test modules to fit applications ranging from DSL, IP-TV, VoIP, Ethernet, copper diagnostics, T1 (1.544 mbps) and E1 (2 mbps) transmission, analog Voice Frequency circuits, and SONET/SDH. The SunSet MTT’s modularity allows field technicians to use a single unit to test a broad variety of services found in today’s access network, and protects the customer’s capital investment. The unit identifies problems with the physical transmission media, verifies proper signal transmission, verifies proper performance of the service to the customer, and identifies other problems on a troubled circuit.

SunSet ISDN, SunLite BRI	•	These products support analysis and service verification for the Integrated Services Digital Network, known as ISDN. ISDN is a digital network that offers more bandwidth than the traditional analog telephone network, but less bandwidth than DSL, T1, Ethernet, cable modems and other newer technologies.

SunLite E1	•	This pocket-sized unit supports transmission testing for E1.

SunSet E20	•	This handheld unit supports transmission testing for E1 and service verification for data, voice, mobile, and other signaling protocols.
CABLE BROADBAND PRODUCTS

CM1000 CM750 CM500	•	These handheld units are used for cable modem installation and field testing for cable television and telephone companies. Different configurations support installation and test of current (VOD, Digital Television and High Speed Data) as well as next generation IP services such as VoIP networks. The CM Series provides an economic growth strategy by providing a simple upgrade path for evolving network installation and test needs.

CABLE BROADBAND PRODUCTS

3010H	•	A rack-mounted headend analyzer and sweep generator that provides the capabilities required to keep cable networks operating reliably and delivering quality, distortion-free signals. It supports up to ten field technicians using remote 3010R products for return path maintenance and, as a forward sweep transmitter, it supports an unlimited number of technicians for maintaining the forward path.

3010R	•	A rugged field unit that includes both forward and return sweep plus SLM capabilities for maintaining the entire cable network. The 3010R can also function as a headend unit for troubleshooting intermittent problems in specific network segments for added flexibility.

AT2500R Series	•	A lightweight, full-featured Spectrum Analyzer designed for CATV head-end and field portable applications. It combines high performance CATV, QAM, and video analysis in one instrument to verify and maintain analog TV signals, as well as premium digital services.

AT2500H Series	•	Rack-mounted headend Spectrum Analyzer providing remote visibility into headend and plant performance. It performs remote headend testing of both analog and digital downstream and upstream signals from 1 MHz to 1.5 GHz. It can also monitor maximum, minimum, and average ingress levels to be stored for historical reference and trend analysis.

realWORX	•	Fully automated broadband performance verification system that monitors upstream and downstream signal quality on a continuous basis from a headend or hub site. It verifies the quality of downstream QAM and Analog CATV channels and ensures that the Return Path Ingress levels are within acceptable limits. realWORX integrates with the AT2500H Spectrum Analyzers and the optional CM Series test units for remote real-time ingress levels.
FIBER OPTIC PRODUCTS

Scalable Test Toolkit (STT)	•	A portable, modular unit designed to test the core and metro optical networks of today and tomorrow. The STT supports SONET, SDH, OTN, GFP, LCAS, C/DWDM (Coarse/Dense Wavelength Division Multiplexing), OTDR (Optical Time Domain Reflectometer), loss test set, and Ethernet/Gigabit Ethernet testing through a family of stackable test modules. The unit also features a Multi Services Analyzer (MSA) module which offers similar test functionality to our 3GMaster and NeTracker products. The STT offers advanced analysis and diagnostic tools for exchange, central office and laboratory applications.

SunSet 10G+	•	A compact handheld unit that supports transmission testing for metropolitan and core optical networks. It supports both SONET and SDH networks, including both electrical and optical signal testing in a small package for testing from 1.5 Mbps to ten gigabits per second bit rates.

SunSet SDH	•	A handheld unit that supports international SDH and digital transmission types found throughout metropolitan and access networks worldwide. The SunSet SDH includes both electrical and optical signal testing and performs advanced service verification for various applications like ATM, mobile, ISDN, and voice.

FIBER OPTIC PRODUCTS

SunSet OCx	•	A handheld unit that supports North American SONET and digital transmission types found throughout metropolitan and access networks worldwide. The SunSet OCx includes both electrical and optical signal testing and performs advanced service verification for various applications like ATM, mobile, ISDN, and voice.

SunSet MTT	•	The Modular Test Toolkit (MTT) offers physical layer fiber optic testing modules and characterization for fiber optic links through an OTDR, loss test set, power meter, and light source, as well as gigabit Ethernet testing on fiber optic links and an SDH/SONET testing.
SIGNALING TESTING PRODUCTS

3GMaster	•	A network analyzer used to monitor Second and Third Generation Mobile networks. Applications include regular network maintenance, billing verification, network traffic statistics, quality of service testing, and troubleshooting complex problems like roaming and internetworking.

NeTracker	•	An advanced analyzer for testing the multiple protocols and data rates found in next-generation VoIP. Applications include service verification, protocol analysis, voice quality testing, and stress testing for the VoIP environment.

STT-MSA	•	The STT Multi-Service Analyzer (MSA) simulates, monitors, and analyzes different signaling protocols on SS7, ISDN, and IP-based next-generation networks, and analyzes telecommunication environments such as 2G, 2.5G (including GSM, GPRS and EDGE), and 3G (UMTS, IMS and CDMA 2000). Advanced analysis tools capture, decode, and report on both the access network (wireless and wireline) and the core network, simultaneously.

TAMS	•	Traffic Analysis & Measurement System (TAMS) is a distributed system for VoIP, wireline, and wireless networks. It features the Data Collector System (DCS) that gathers, stores, and processes network-wide data, and a centralized server. TAMS monitors in real-time the network traffic and the services provided by the operator, offering detailed reports, statistics and alarms as well as troubleshooting capabilities.

The percentage of our total revenue contributed by each class of products was as follows:

	Year ended December 31,
	2006	2005	2004	2003
Wireline Access	35%	34%	43%	44%
Cable Broadband	32%	30%	26%	26%
Fiber Optics	25%	28%	22%	25%
Signaling	8%	8%	9%	5%

CUSTOMERS

Our customers include telecommunications service providers, cable network operators, network infrastructure suppliers and installers, technicians, and engineers in North America, Latin America, Europe, Africa, the Middle East, and the Asia/Pacific region. We generally sell through distributors internationally and sell direct in the United States. Our international sales offices may also sell directly. The following is a selected list of some of our largest customers in 2005 and 2006:

Adelphia Communications Corporation

AT&T, Inc. (formerly SBC Communications Inc.)

BellSouth Telecom, Inc. (now AT&T, Inc.)

British Telecom PLC

Cablevision Systems Corporation

Comcast Corporation

Cox Communications, Inc.

Deutsche Telekom, AG

NTT

Siemens AG Sprint Corporation Telecom Italia Mobile Telkom SA Ltd. Time Warner Cable, Inc. Telecom Italia Mobile United States Department of Defense Verizon Communications, Inc.

Since our inception, we have sold versions of our products to over 2,000 customers in over sixty countries. Verizon Communications Inc., accounted for 11% of our net sales in 2006. No individual end customer or distributor accounted for 10% or more of our net sales in 2005 or in 2004. ATT, Inc. (formerly SBC Communications Inc.) accounted for 13% of our net sales in 2003. See Item 1A, “Risk Factors—Customer Concentration.”

SALES, MARKETING AND CUSTOMER SERVICE

Sales.    We sell our products to telecommunications service providers, cable network operators, network infrastructure suppliers and installers, technicians, and engineers through manufacturers’ representatives, independent distributor organizations, and our direct sales force.

In the United States, we sell our products through manufacturers’ representatives who are supported by our in-house direct sales force. Manufacturers’ representatives are paid on a commission basis and have exclusive rights in their respective regions. Our manufacturers’ representatives or direct salespeople solicit orders from the customer and we ship our products directly to the customer. We pay commissions once we have received payment from the customer. Our direct sales force includes a team of regional sales managers who direct the sales efforts of our manufacturers’ representatives and regional account managers who focus on specific accounts within a region.

Outside the United States, we sell our products through a mix of our own sales offices and independent distributors, which are directed by our country managers and our regional directors of marketing and sales. In general, we sell our products to the distributor at a discount from the end user price, and the distributor or sales office then resells the products to the end user. International sales were $32.5 million or 47% of total net sales in 2005, $29.2 million or 47% of total net sales in 2004, and $21.3 million or 39% of total net sales in 2003. During 2006, international sales were $48.9 million or 49% of total net sales. We expect that international sales will continue to account for a significant portion of our net sales in future periods. In addition to our network of international distributors, we have sales offices based in Anjou, Canada; Beijing, Xi’an, Guangzhou, and Shenzhen, China; Tokyo, Japan; Seoul, Korea; Milan, Italy; Paris, France; Madrid, Spain; Mexico City, Mexico; and Gomaringen, Germany. See Item 1A, “Risk Factors—Risks of International Operations.”

We sell our products predominantly to large telecommunications and cable service providers. These types of customers generally commit significant resources to evaluate our and our competitors’ products and require each vendor to expend substantial funds, time, and effort educating them about the value of the vendor’s solutions. Consequently, sales to this type of customer generally require an extensive sales effort throughout the prospective customer’s organization and final acceptance of our products by an executive officer or other senior level employee. The result is lengthy sales and implementation cycles that make sales forecasting difficult. In addition, even after a large service provider has approved our product for purchase, future purchases are uncertain because we generally do not enter into long-term supply agreements or requirements contracts. Delays associated with customers’ internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for our large customers typically ranges from six to twenty-four months.

We generally do not sell our products with rights of return. On the few occasions when we have agreed to provide customers with rights of return, we have deferred recognition of sales revenue until the rights of return have lapsed. We generally do not provide extended payment terms to our customers. Our normal terms are typically thirty days for North America and up to sixty days in other markets.

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

•

The marketing communications group maintains a public website, publishes brochures and specification sheets, and generates press releases and publicity to increase our recognition in the telecommunications industry; and

•	Our technical publications group prepares user’s manuals, field manuals, quick reference guides, and product operation videos to serve the needs of our users.

Customer Service.    We believe that customer service following the sale of our products is a critical ingredient to our success. We provide customer service in numerous ways, including the following:

•	providing rapid instrument repair services;

•	operating a telephone support line to help customers who are having difficulty using our products in their particular application;

•

maintaining a proprietary website containing online, up-to-the-minute product repair information for our distributors’ international repair centers, with a factory-certified technician training program for our distributors’ international repair center technicians; and

•	measuring the satisfaction of our customers and communicating this information internally for corrective action.

SEASONALITY

Our sales have traditionally been seasonal in nature and tied to the buying patterns of our customers. The largest volume of quarterly sales has typically been during the last calendar quarter of the year. In 2005, sales during the fourth quarter rose to $21.7 million or 32% of annual sales. Our 2004 and 2003 fourth quarter sales were $20.1 million or 33% of annual sales, and $20.4 million or 37% of annual sales, respectively. During 2006, our fourth quarter sales were $36.9 million or 37% of annual sales. We expect that our quarterly operating results may fluctuate significantly and will be difficult to predict due to the lengthy and unpredictable buying patterns of our customers, the degree to which our customers allocate and spend their yearly budgets, and the timing of our customers’ budget processes. See Item 1A, “Risk Factors—Quarterly Fluctuations.”

BACKLOG

Our backlog of customer orders, as of December 31, 2005, was approximately $7.6 million compared to approximately $5.3 million, as of December 31, 2004. The timing of customer orders in 2005 was impacted by the introduction of new products, which resulted in an increase in year-end orders, as of December 31, 2005, which was the primary cause of the backlog increase in 2005 compared to 2004. As of December 31, 2006, our backlog was $7.7 million. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in the amount of backlog orders for our products from quarter to quarter.

RESEARCH AND DEVELOPMENT

We have assembled a team of highly skilled engineering professionals who are experienced at designing telecommunications service verification test equipment. Our engineering personnel have expertise in a number of fields, including interfacing test equipment with digital loop carriers, voice and data switching technology, local loop equipment, and operations support systems. We spent approximately $18.4 million on research and development in 2005, $16.6 million in 2004, and $16.6 million in 2003. In 2006, we spent approximately $21.3 million on research and development. Research and development represents our largest direct employment expense. As of December 31, 2005, we had a total of 165 employees engaged in research and development in San Jose, California; Norcross, Georgia; Anjou, Canada; Modena, Italy; Taipei County, Taiwan; Beijing, China; and Geneva, Switzerland. We had a total of 156 employees engaged in research and development as of August 31, 2007.

We believe that our continued success depends on our ability to anticipate and respond to changes in the telecommunications industry and anticipate and satisfy our customers’ preferences and requirements. Accordingly, we continually review and evaluate competitive dynamics, as well as technological and regulatory changes affecting the converging telecommunications and cable broadband industries and seek to offer products and capabilities that solve our customers’ operational challenges and improve their efficiency. In general, we spend from six months to four years developing a new product.

REGULATIONS AND INDUSTRY STANDARDS

Our products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories, as well as industry standards established by Telcordia Technologies, Inc. (formerly Bellcore), the American National Standards Institute, the Internet Engineering Task Force, and various industry interest groups. Internationally, our products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, telecommunications authorities in various countries, and with recommendations of the International Telecommunications Union. The Company must also comply with recent directives by the European Union, including the Reduction of Hazardous Substance Directive which restricts the use of six hazardous materials in the manufacture of various types of electronic and electrical equipment, and the Waste Electrical and Electronics Equipment Directive which sets collection, recycling, and recovery targets for electrical goods. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products.

MANUFACTURING AND SOURCES OF SUPPLY

Our production process consists of planning, procurement, fabrication, rework, system assembly, system final test, software option customization, and shipping. We purchase substantially all parts, including resistors, integrated circuit boards, LCDs, and printed circuit boards, from distributors and manufacturers worldwide. We package these parts into kits and either send them to local contract manufacturers to assemble into printed circuit boards or we assemble them ourselves at our Taiwan facility. We perform substantially all remaining manufacturing operations. We maintain sourcing and manufacturing operations in San Jose, California; Anjou, Canada; Taipei County, Taiwan; and Modena, Italy, with the Taipei County facility being our largest manufacturing center. Our San Jose, Taipei County, and Modena operations are ISO 9001 certified.

In our manufacturing process, we purchase many key products, such as microprocessors, bus interface chips, optical components, and oscillators, from a single source or from that source’s sole supplier. We rely exclusively on third-party subcontractors to manufacture certain sub-assemblies, and we have retained, from time to time, third party design services in the development of our products. We do not have long-term supply agreements with these vendors. In general, we make purchases of some products and components in advance to ensure an adequate supply, particularly for products that require lead times of up to nine months to manufacture. See Item 1A, “Risk Factors—Dependence on Sole and Single Source Suppliers.”

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

Product Category	Principal Competitors
Wireline Access	JDS Uniphase Corporation; Exfo Electro-Optical Engineering, Inc.; Fluke Corporation; 3M Corporation; Trend Communications
Fiber Optics SONET/SDH	JDS Uniphase Corporation; Exfo Electro-Optical Engineering Inc.; Anritsu Corporation; Trend Communications Ltd.
Cable TV	JDS Uniphase Corporation; Trilithic, Inc
Signaling	Agilent Technologies, Inc.; Tektronix, Inc.; Radcom Ltd.

We expect that, as our industry and market evolve, new competitors or alliances among competitors could emerge and acquire significant market share. Competition in our markets could increase which would result in greater threats to our market share, price pressure on our products, and the potential of decreasing profitability.

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

INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY

Our intellectual property, including our proprietary technology, processes and know-how, trade secrets, patents, trademarks, and copyrights, is important to our business and to our continued success. As of September 1, 2007, we had twenty issued U.S. patents relating to communications testers that expire between 2015 and 2024. We have filed several applications for additional patents with the U.S. Patent and Trademark Office and with foreign patent offices. Our research and development and manufacturing process typically involves the use and development of a variety of forms of intellectual property and proprietary technology, although no one particular form of this intellectual property and proprietary technology is material to our business. In addition, we incorporate software, some of which we may license from third party sources. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for this licensed software are available both domestically and internationally.

We protect our proprietary technology by the following means:

•	relying on intellectual property law, including patent, trade secret, copyright, and trademark law and by initiating litigation when necessary to enforce our rights;

•	limiting access to our software, documentation, and other proprietary information; and

•	entering into confidentiality agreements with our employees.

EMPLOYEES

At December 31, 2005, we had a total of 549 full-time employees, consisting of 190 in the United States, 132 in Taiwan, 40 in Italy, 96 in Canada, 6 in Korea, 7 in Switzerland, 54 in China, 5 in Japan, 6 in Germany, 4 in France, 4 in Spain, 4 in Mexico, and 1 in the United Kingdom. We also had 15 temporary employees at December 31, 2005. Of the total full-time employees, 165 were engaged in research and development, 146 were engaged in sales, marketing and customer support, 177 were engaged in operations, and 61 were engaged in administration and finance.

At August 31, 2007, we had a total of 627 full-time employees, consisting of 243 in the United States, 190 in Taiwan, 47 in Italy, 49 in Canada, 5 in Korea, 10 in Switzerland, 58 in China, 5 in Japan, 6 in Germany, 5 in France, 3 in Spain, and 6 in Mexico. We also had 21 temporary employees at August 31, 2007. Of the total full-time employees, 156 were engaged in research and development, 137 were engaged in sales, marketing and customer support, 259 were engaged in operations, and 75 were engaged in administration and finance.

None of our employees is subject to a collective bargaining agreement. Our employees worldwide are protected by a multitude of labor laws enacted by the countries in which we operate. We believe that our relations with our employees are good. See Item 1A “Risk Factors—Dependence on Key Employees.”

ITEM 1A.    RISK FACTORS

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating us and our business because these factors may have a significant impact, on our business, prospects, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this report as a result of the risk factors discussed below and elsewhere in this report.

Stock Option Granting Practices—Our investigation of our historical stock option granting practices and resulting restatement of our financial statements have had, and may continue to have, a material adverse effect on our financial performance.

We have restated our consolidated balance sheet as of December 31, 2004 and the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2004, each of the quarters of 2004 and the first two quarters of 2005 presented in this report. We have also restated our financial statements for fiscal 2001 and 2002 presented in selected financial data in Part II, Item 6, “Selected Financial Data.” Accordingly, you should not rely upon financial information included in any earnings press releases and similar communications issued by us, or any of our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, or on the related opinions of our independent registered public accounting firm, for the periods ended March 31, 2001 through June 30, 2005.

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

In assessing the findings of our investigation into the business practices in certain of our foreign subsidiaries, our historical stock option granting practices, reserves for excess and obsolete inventory and accounting for deferred income taxes, as well as in connection with the preparation of the restatement of our consolidated financial statements, our management concluded that there were material weaknesses in our internal control over financial reporting as of December 31, 2005.

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

Our balance sheet at December 31, 2005 included an amount designated as “Goodwill” of $12.5 million. Goodwill arises when an acquirer pays more for a business than the fair value of the acquired tangible and separately measurable intangible net assets. Under accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), beginning in January 2002, the amortization of goodwill has been replaced with an “impairment test,” which requires that we compare the fair value of goodwill to its book value at least annually, and more frequently, if circumstances indicate a possible impairment.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2007, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of 2007. Furthermore, our independent auditor will be required to separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008. We have not yet completed our assessment of the effectiveness of our internal controls. If we fail to timely complete this assessment, or if our independent auditor cannot timely complete their audit, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, failure to implement any new or improved controls deemed necessary as a result of management or our auditor’s assessments, or difficulties encountered in their implementation, could cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could adversely affect the price of our common stock.

AVAILABLE INFORMATION

Our website is http://www.sunrisetelecom.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website is not part of this report.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own our headquarters and manufacturing and research and development facility, which we built during 2001 on property that we acquired that year. It occupies 91,700 square feet and is located in San Jose, California. As of November 1, 2007, we also leased 10,000 square feet of office and manufacturing space in Montreal, Canada; 16,500 square feet of office and manufacturing space in Norcross, Georgia; 10,000 square feet of office and manufacturing space in Modena, Italy; 127,300 square feet of office and manufacturing space in Taipei County, Taiwan; and 2,000 square feet of office and manufacturing space in Geneva, Switzerland. We lease sales offices in Beijing, Xian, Guangzhou, Shenzhen and Hong Kong, China; Seoul, Korea; Tokyo, Japan; Gomaringen, Germany; Milan, Italy; Paris, France; Madrid, Spain; and Mexico City, Mexico.

We believe that our existing facilities are adequate for our needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2005, we were not involved in any material legal proceedings. As of November 1, 2007, we were involved in the following material legal proceedings:

Stockholder Litigation

On December 13, 2006, a stockholder derivative lawsuit (the “Stovall Action”) was filed in the Superior Court of the State of California on behalf of Chris Stovall, a purported stockholder of the Company, against certain of our current and former officers, directors, and employees and naming us as a nominal defendant.

The Stovall Action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment by the individual defendants in connection with certain stock option grants between January 2001 and June 2002. Specifically, it alleges that the director defendants, in their capacity as members of the Company’s Board of Directors, and its Audit and/or Compensation Committees, at the behest of the officer defendants, backdated Company stock option grants to make it appear such option grants were made on a prior date when the Company’s stock price was lower. The Stovall Action alleges that such alleged backdated options unduly benefited the defendants, resulted in the Company issuing materially inaccurate and misleading financial statements and caused millions of dollars of damages to the Company. The Stovall Action seeks to have the defendants disgorge certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs. The court has twice granted the Company’s motions to dismiss directed at the sufficiency of the complaint. The Company intends to continue to assert all available defenses.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2005, there were no matters submitted to a vote of the stockholders, through the solicitation of proxies or otherwise.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

INFORMATION ABOUT OUR COMMON STOCK

Our common stock was traded on the NASDAQ Stock Market under the symbol “SRTI” since our initial public offering on July 13, 2000 through December 15, 2005, when our common stock was delisted and began trading on the Pink Sheets under the symbol “SRTI.PK.”

The following table sets forth, for the periods indicated from January 1, 2004 through December 15, 2005 the highest and lowest sale prices for our common stock, as reported by the NASDAQ Stock Market, and for the period from December 16, 2005 through December 31, 2005, the highest and lowest sale prices for our common stock, as reported by the Pink Sheets.

2005	High	Low	2004	High	Low
First Quarter	$3.50	$2.58	First Quarter	$4.74	$3.35
Second Quarter	$2.70	$1.12	Second Quarter	$4.00	$2.25
Third Quarter	$2.39	$1.82	Third Quarter	$3.05	$2.11
Fourth Quarter	$2.36	$1.00	Fourth Quarter	$3.10	$2.43

NUMBER OF HOLDERS

As of November 1, 2007, we had approximately 61 stockholders of record of our common stock. We estimate that as of November 1, 2007, there were approximately 1,929 beneficial owners of our common stock.

DIVIDEND POLICY

We did not declare or pay any cash dividend in 2006. In February 2005, our Board declared a cash dividend in the aggregate amount of approximately $2.5 million. We paid this dividend in March 2005. In February 2004, we declared and paid a cash dividend of approximately $2.5 million. Our Board will determine the amount of any future dividends based on our future financial condition and results of operations. Our secured revolving credit arrangement with Silicon Valley Bank limits our ability to pay future dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

UNREGISTERED SALES OF EQUITY SECURITIES

We did not sell any unregistered shares of our common stock during 2005, 2004, and 2003.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of 2005.

ITEM 6.    SELECTED FINANCIAL DATA

We recently completed a voluntary investigation of our historical stock option granting practices under the direction of our Audit Committee. The investigation covered all option grants made since our initial public offering in July 2000.

Based on the results of the investigation, the Audit Committee concluded that, pursuant to APB 25 and related interpretations, the accounting measurement dates for certain stock option grants awarded in January 2001 and June

2002, covering options to purchase 1,377,970 shares of our common stock, differed from the measurement dates previously used for such awards. As a result, revised measurement dates were applied to the affected option grants and we have recorded $5.5 million in additional stock-based compensation expense for the years 2001 through 2004. This amount is net of forfeitures related to employee terminations. The additional stock-based compensation expense is being amortized over the service period relating to each option, typically four years, with approximately 99% of the expense being recorded in years prior to 2005.

We identified an error in the calculation methodology utilized in computing the reserve for excess and obsolete inventory. This error resulted in $0.9 million in additional cost of sales for the years 2002 through 2004. We also identified an error in the calculation of our tax provision for 2004 which resulted in an additional $0.7 million in tax expense for 2004.

In addition, we corrected an error associated with stock-based compensation which occurred in 2001 and which reversed in 2002 of $0.1 million. This error was considered immaterial at the time.

The adjustments for 2002 include increased expenses of $1.4 million for a discretionary profit sharing bonus payment made in June 2002. The Company had initially charged this payment against a profit sharing accrual which had been recorded in 2000. The Company concluded that this $1.4 million amount was a discretionary payment that should have been expensed in 2002 and also concluded that the profit sharing accrual was overstated by a similar amount as of December 31, 2000.

In September 2003, the Company amended its 1999, 2000 and 2001 federal tax returns to correct for an error in deductions originally claimed related to the commissions paid to its foreign sales corporation. The Company realized additional tax benefits aggregating $552,000 in 2003 as a result of these amended tax return filings and originally recorded this tax benefit in 2003. However, the Company has determined that this tax benefit should have been recognized in 1999, 2000, and 2001. The Company has restated its 2003 consolidated financial statements to reverse the tax benefit originally recorded and instead record a tax benefit of $140,000, $317,000 and $95,000 in 1999, 2000 and 2001, respectively.

The selected consolidated financial data has been restated as a result of our investigation of our historical stock option granting practices, the error in inventory reserve calculations and the error in the calculation of our income tax provision. See the Explanatory Note immediately preceding Part I of this report, the discussion included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 of Notes to Consolidated Financial Statements, included in this report.

The table below sets forth summary consolidated financial information for the periods indicated. It is important that you read this information together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto included elsewhere in this report.

Consolidated Statements of Operations Data (in thousands, except per share data):	Years Ended December 31,
	2005	2004	2003	2002	2001
		(Restated) (1)	(Restated) (1)	(Restated)	(Restated)
Net sales	$68,514	$61,669	$54,949	$54,333	$79,059
Cost of sales	22,874	18,966	19,752	18,687	26,294

Gross profit	45,640	42,703	35,197	35,646	52,765

Operating expenses:
Research and development	18,402	16,623	16,612	18,044	18,246
Selling and marketing	23,462	18,067	17,431	17,678	20,851
General and administrative	14,795	10,154	10,111	11,959	14,051
Gain from legal settlement	(1,500)	—	—	—	—

Total operating expenses	55,159	44,844	44,154	47,681	53,148

Loss from operations	(9,519)	(2,141)	(8,957)	(12,035)	(383)
Other income, net	472	899	875	895	2,482

Income (loss) before income taxes	(9,047)	(1,242)	(8,082)	(11,140)	2,099
Income tax expense (benefit)	1,193	10,464	(2,487)	(4,335)	100

Net income (loss)	$(10,240)	$(11,706)	$(5,595)	$(6,805)	$1,999

Dividends per share	$0.05	$0.05	$0.04	$—	$—

Earnings (loss) per share: (2)
Basic	$(0.20)	$(0.23)	$(0.11)	$(0.14)	$0.04

Diluted	$(0.20)	$(0.23)	$(0.11)	$(0.14)	$0.04

Shares used in computing earnings (loss) per share: (2)
Basic	51,006	50,426	49,750	49,854	50,195

Diluted	51,006	50,426	49,750	49,854	51,325

Consolidated Balance Sheets Data (in thousands):	December 31,
	2005	2004	2003	2002	2001
		(Restated) (1)	(Restated) (1)	(Restated)	(Restated)
Cash, cash equivalents and short-term investments	$24,956	$33,871	$39,885	$37,463	$52,185
Working capital	40,134	50,500	56,535	54,876	66,024
Total assets	99,780	109,661	119,671	122,989	128,758
Notes payable, less current portion	602	882	1,095	1,177	1,065
Total stockholders’ equity	80,849	93,486	104,626	107,310	113,654

(1)	The information presented has been adjusted to reflect the restatement of our consolidated financial statements which is more fully described in Part I, Item 1A, “Risk Factors” and Note 2 of Notes to Consolidated Financial Statements.
(2)	See Note 1(o) of Notes to Consolidated Financial Statements for a detailed explanation of the determination of the number of shares used to compute basic and diluted earnings per share.

The financial data for fiscal years 2002 and 2001 have been restated to reflect adjustments described in the “Explanatory Note” immediately preceding Part I of this report. Additionally, the adjustments for 2001 include a decrease to income tax expense of $95,000 for additional tax benefits previously recorded in 2003, and the adjustments for 2002 include increased expenses of $1.4 million for a discretionary profit sharing bonus payment made in June 2002. The Company had initially charged this payment against a profit sharing accrual which had been recorded in 2000. The Company concluded that this $1.4 million amount was a discretionary payment that should have been expensed in 2002 and also concluded that the profit sharing accrual was overstated by a similar amount as of December 31, 2000. As a result of the adjustments, our previously reported net loss increased by $1.8 million for the year ended December 31, 2002 and our previously reported net income decreased by $0.8 million for the year ended December 31, 2001 as follows (in thousands, except per share data):

	Year Ended December 31, 2002			Year Ended December 31, 2001
	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Net sales	$54,333	$—	$54,333	$79,059	$—	$79,059
Cost of sales	18,605	82	18,687	26,246	48	26,294

Gross profit	35,728	(82)	35,646	52,813	(48)	52,765

Operating expenses:
Research and development	16,741	1,303	18,044	17,753	493	18,246
Selling and marketing	16,768	910	17,678	20,329	522	20,851
General and administrative	11,446	513	11,959	13,692	359	14,051

Total operating expenses	44,955	(2,726)	47,681	51,774	1,374	53,148

Income (loss) from operations	(9,227)	(2,808)	(12,035)	1,039	(1,422)	(383)
Other income, net	895	—	895	2,482	—	2,482

Income (loss) before income taxes	(8,332)	(2,808)	(11,140)	3,521	(1,422)	2,099
Income tax expense (benefit)	(3,333)	(1,002)	(4,335)	704	(604)	100

Net income (loss)	$(4,999)	$(1,806)	$(6,805)	$2,817	$(818)	$1,999

Net income (loss) per share:
Basic	$(0.10)		$(0.14)	$0.06		$0.04

Diluted	$(0.10)		$(0.14)	$0.05		$0.04

QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data)

	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(Restated)	(Restated)			(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$11,718	$18,330	$16,784	$21,682	$13,801	$15,004	$12,725	$20,139
Cost of sales	4,040	6,779	5,508	6,547	3,947	3,868	4,016	7,135

Gross profit	7,678	11,551	11,276	15,135	9,854	11,136	8,709	13,004

Operating expenses:
Research and development	4,584	4,397	4,494	4,927	4,035	3,922	3,940	4,726
Selling and marketing	4,864	6,161	6,195	6,242	4,074	4,406	4,272	5,315
General and administrative	3,153	4,134	3,579	3,929	1,883	2,545	2,845	2,881
Gain from legal settlement	—	—	(1,500)	—	—	—	—	—

Total operating expenses	12,601	14,692	12,768	15,098	9,992	10,873	11,057	12,922

Income (loss) from operations	(4,923)	(3,141)	(1,492)	37	(138)	263	(2,348)	82
Other income, net	202	36	203	31	53	347	232	267

Income (loss) before income taxes	(4,721)	(3,105)	(1,289)	68	(85)	610	(2,116)	349
Provision (benefit) for income taxes	237	269	(6)	693	9, 590	349	475	50

Net income (loss)	$(4,958)	$(3,374)	$(1,283)	$(625)	$(9,675)	$261	$(2,591)	$299

Earnings (loss) per share:
Basic and diluted	$(0.10)	$(0.07)	$(0.03)	$(0.01)	$(0.19)	$0.01	$(0.05)	$0.01

Shares used in per share computation:
Basic	50,758	50,965	51,068	51,233	50,164	50,426	50,504	50,606
Diluted	50,758	50,965	51,068	51,233	50,164	51,265	50,504	51,312

During the closing of the three month period ended June 30, 2004, we detected an immaterial misstatement in our previously reported results for the three months ended March 31, 2004, consisting of a $315,000 overstatement of cost of sales and a related $109,000 understatement of income tax expense. The results of operations for the three months ended March 31, 2004 and June 30, 2004, presented above, are adjusted to correct these misstatements. During the fourth quarter of 2005, the Company also corrected for a prior period error in the translation of its inventories located in Taiwan from local currency into U.S. dollars. The error resulted in an understatement of previously reported inventories by $203,000 as of December 31, 2004.

The following table presents the impact of the additional stock-based compensation expense, excess and obsolete inventory reserve, and tax provision calculation related adjustments on our previously reported quarterly financial data included in the restated information presented above (in thousands):

	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(Restated)	(Restated)			(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$—	$—	$—	$—	$—	$—	$—	$—
Cost of sales	1	1	—	—	12	12	11	564

Gross profit	(1)	(1)	—	—	(12)	(12)	(11)	(564)

Operating expenses:
Research and development	14	1	—	—	123	120	116	114
Selling and marketing	13	2	—	—	110	109	108	108
General and administrative	(1)	1	—	—	72	72	71	70
Gain from legal settlement	—	—	—	—	—	—	—	—

Total operating expenses	26	4	—	—	305	301	295	292

Loss from operations	(27)	(5)	—	—	(317)	(313)	(306)	(856)
Other income, net	(10)	—	—	—	—	—	—	—

Loss before income taxes	(37)	(5)	—	—	(317)	(313)	(306)	(856)
Provision (benefit) for income taxes	131	130	—	—	2,072	239	130	(222)

Net loss	$(168)	$(135)	$—	$—	$(2,389)	$(552)	$(436)	$(634)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are forward-looking statements. When used in this report, the word “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth above under Part I, Item 1A, “Risk Factors.” The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report.

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

The third factor is profitability. In general, profitability indicates our success in generating present and future cash flows from our operating activities. The key components of our profitability are net sales, cost of sales, and operating expenses. See the discussion directly below and “Comparison of Years Ended December 31, 2005 and 2004” and “Comparison of the Years Ended December 31, 2004 and 2003.”

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

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of customers. Verizon Communications Inc. accounted for 11% of our net sales in 2006. No customers comprised more than 10% of our net sales in 2005 or 2004. One customer, AT&T, Inc. (formerly SBC Communications Inc.), comprised 13%, of our net sales in 2003. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers.

Currently, competition in the telecommunications equipment market is intense and is characterized by declining prices due to increased competition and new products and due to declining customer demand. Because of these market conditions and potential pricing pressures from large customers in the future, we expect that the average selling price for our products will decline over time. If we fail to reduce our production costs accordingly, or fail to introduce higher margin new products, there will be a corresponding decline in our gross margin percentage. See Part I, Item 1A, “Risk Factors—Competition” and “— Consolidation and Other Risks Within the Telecommunications Industry.”

A portion of our sales are denominated in Euros, as well as small amounts in the Canadian Dollar, Japanese Yen, Korean Won, and other currencies, and we have, in prior years, used derivative financial instruments to hedge our foreign exchange risks. As of December 31, 2005, we had $6,000 in forward contracts in Euros. To date, foreign exchange exposure from sales has not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See Part I, Item 1A, “Risk Factors—Risks of International Operations” and “—Operations in Taiwan.”

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

We recognize direct cost of sales, wages, taxes, benefits, and allocated overhead costs at the same time that we recognize revenue for products sold. We expense scrapped materials as incurred.

Our industry is characterized by limited sources and long lead times for the materials and components that we use to manufacture our products. If we underestimate our requirements, we may have inadequate inventory, resulting in additional product costs for expediting delivery of long lead time components. An increase in the cost of components could result in lower margins. These long lead times have caused in the past, and may in the future, cause us to purchase larger quantities of some parts, increasing our investment in inventory and the risk of the parts’ obsolescence. Additionally, initiatives to remove lead and other hazardous substances may require redesign of our products and could result in higher rates of obsolescence for components currently on hand. Any subsequent write-off of inventory could result in lower margins. See Part I, Item 1A, “Risk Factors—Dependence on Sole and Single Source Suppliers.”

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

In 2005, 2004, and 2003, we recorded amortization of deferred stock-based compensation expense of $51,000, $1.5 million, and $3.1 million, respectively, related to the grant of options to purchase our common stock prior to our initial public offering and in 2001 and 2002 at exercise prices that were subsequently deemed to be below fair market value. Total compensation expense related to the options granted prior to our initial public offering, which were granted in 1999 and the first quarter of 2000, and the options granted at below fair market value in the first quarter of 2001 and the second quarter of 2002, are amortized on a straight-line basis, over the respective four-year vesting periods of the options, to the departments of the employees who received these below-market option grants. The 1999 options were fully amortized by the end of 2003, the 2000 options were fully amortized at the end of 2004, and the 2001 options were fully amortized as of the end of 2005.

Also, during 2005, 2004, and 2003, we charged $1.8 million, $2.7 million, and $3.3 million, respectively, to general and administrative expense for amortization of intangible assets obtained through various business acquisitions, such as developed technology and non-compete agreements.

Acquisitions and Consolidation of Wireless Operations

We believe that acquisitions and joint ventures may be an important part of our growth and competitive strategy. See Part I, Item 1A, “Risk Factors—Acquisitions.”

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Net sales	100.0%	100.0%	100.0%
Cost of sales	33.4	30.8	36.0

Gross profit	66.6	69.2	64.0

Operating expenses:
Research and development	26.9	27.0	30.2
Selling and marketing	34.2	29.3	31.7
General and administrative	21.6	16.4	18.4
Gain from legal settlement	(2.2)

Total operating expenses	80.5	72.7	80.3

Loss from operations	(13.9)	(3.5)	(16.3)
Other income, net	0.7	1.5	1.6

Loss before income taxes	(13.2)	(2.0)	(14.7)
Income tax expense (benefit)	1.7	17.0	(4.5)

Net loss	(14.9)%	(19.0)%	(10.2)%

COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004

Net Sales.    Net sales increased 11%, to $68.5 million in 2005 from $61.7 million in 2004. During 2005, sales of our wireline access products decreased by $3.8 million or 14%, sales of our fiber optics products increased by $5.6 million or 41%, sales of our broadband products increased by $5.1 million or 32%, and sales of our signaling products remained substantially flat. The sales increases in fiber optics and broadband products were generally due to increased demand for our products resulting from our continuing penetration of diverse geographic markets with product lines that we continue to enhance in terms of breadth, functionality, and performance. The decline in wireline access products is primarily the result of the expected transition to new technologies. Overall sales growth is primarily due to increased unit sales and not changes in average selling price.

During 2005, sales increased $3.7 million or 11% in North America, increased $3.1 million or 23% in Europe/Africa/Middle East, increased $0.7 million or 53% in Latin America and decreased $0.6 million or 5% in Asia/Pacific compared to 2004. The increase in North American sales was primarily the result of increased sales of cable broadband products. Our growth in Europe/Africa/Middle East reflected the results of our ongoing development of distribution channels in these regions. International sales increased to $32.5 million, or 47% of net sales in 2005, from $29.2 million, or 47% of net sales in 2004.

Cost of Sales.    Cost of sales increased 21%, to $22.9 million in 2005 from $19.0 million in 2004. Cost of sales represented 34% and 31% of net sales in 2005 and 2004, respectively. This increase in cost of sales was primarily the result of increased sales and increases in the overall cost of materials relative to 2004 and the impact of product mix. Although cost of sales has increased as a percentage of sales in 2005 relative to 2004, the gross margin percentage in 2005 was consistent with historic margins. This percentage is susceptible to change from variations in our product mix, changes in the proportion of our sales going to international customers, and pricing pressures.

Research and Development.    Research and development expenses increased 10.8% to $18.4 million in 2005 compared to $16.6 million in 2004. Research and development expenses represented 27% of net sales in both 2005 and 2004. Research and development expenses tend to fluctuate from period to period, depending on requirements at the various stages of our product development cycles. Through our research and development activities, we have attempted to balance two conflicting strategic priorities. The first is to tightly control costs in response to sales volume that has significantly increased since 2002. The second is to continue to develop products that address customer needs in a rapidly changing and very competitive market so that we can increase our share in new markets. We opened a Chinese research facility in 2004, which lowered the average cost per man-hour of engineering during 2005 relative to 2004.

Selling and Marketing.    Selling and marketing expenses increased 30%, to $23.5 million in 2005 from $18.1 million in 2004. Selling and marketing expenses represented 34% of net sales in 2005 and 29% of net sales in 2004. During 2005, we invested heavily in our sales channels to better penetrate large accounts and regions where we believed substantial future growth is possible. In particular, the consolidation of the North American sales channel and the establishment of sales offices in France, Mexico, Spain, Italy, and China increased sales expenses in the near term but is expected to result in increased sales in the future. The commission expenses included in selling and marketing can fluctuate both with changes in sales volume and with changes in the channels through which the sales flow. We use different distribution methods to supply our products to different geographical regions and different customers, and the commission rates we incur can vary among these channels.

General and Administrative.    General and administrative expenses increased 45%, to $14.8 million in 2005 from $10.2 million in 2004. General and administrative expenses represented 22% of net sales in 2005 and 16% of net sales in 2004. During 2005, we experienced costs aggregating $3.2 million related to litigation to protect our intellectual property rights and $0.8 million associated with a special investigation undertaken by the Audit Committee. Excluding these items, general and administrative expense for 2005 was substantially flat compared to 2004.

Gain from Legal Settlement.    A legal settlement of $1.5 million was received during 2005 relating to patent litigation. This item represents 2% of net sales in 2005. This is considered an unusual item and reported separately on the statement of operations as a component of operating expenses.

Other Income, Net.    Other income, net primarily represents interest earned on cash and investment balances and, to a lesser extent, gains and/or losses on assets, liabilities, and transactions denominated in foreign currencies. Other income, net decreased 44%, to $0.5 million in 2005 from $0.9 million in 2004 reflecting decreased interest earned due to lower investment balances and the impact of currency fluctuations.

Income Tax Expense.    Income tax expense consists of federal, state, and foreign income taxes. Income tax expense decreased to $1.2 million in 2005 from $10.5 million in 2004. During the three months ended March 31, 2004, we reevaluated our need for a valuation allowance in light of forecast industry conditions. As a result of this assessment, the consideration of cumulative losses in prior periods, uncertain industry conditions and the inability to predict future earnings, we recorded a valuation allowance against our deferred tax assets in most jurisdictions aggregating $9.0 million during the first quarter of 2004.

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND 2003

Net Sales.    Net sales increased 12%, to $61.7 million in 2004 from $54.9 million in 2003. During 2004, sales of our wireline access products increased by $2.2 million or 9%, sales of our fiber optics products increased by $0.3 million or 2%, sales of our broadband products increased by $1.3 million or 9%, and sales of our signaling products increased by $2.9 million or 102% over sales in the prior year. These sales increases were generally due to increased demand for our products resulting from our continuing penetration of diverse geographic markets with product lines that we continue to enhance in terms of breadth, functionality, and performance.

During 2004, sales decreased $1.8 million or 5% in North America, increased $5.5 million, or 70% in Europe/Africa/Middle East, and increased $3.0 million or 29% in Asia/Pacific compared to 2003. Sales were substantially unchanged in Latin America. The decrease in North American sales was primarily the result of decreased sales of cable broadband products. Our growth in Asia/Pacific reflected the results of our ongoing development of distribution channels in these regions, and our growth in Europe continued to rebound from a particularly weak 2002. International sales, increased to $29.2 million or 47% of net sales in 2004 from $21.3 million or 39% of net sales in 2003.

Cost of Sales.    Cost of sales decreased 4% to $19.0 million in 2004 from $19.8 million in 2003. Cost of sales represented 31% and 36% of net sales in 2004 and 2003, respectively. This decrease in cost of sales was primarily the result of the lower cost of labor due to the transition of production activity to our Taiwan facility, a reduction in the overall cost of materials due to the sale of materials with an original cost of $0.6 million that had previously been fully reserved, and the impact of product mix.

Research and Development.    Research and development expenses remained substantially the same at $16.6 million in both 2004 and 2003. Research and development expenses represented 27% of net sales in 2004 and 30% of net sales in 2003. Research and development expenses tend to fluctuate from period to period, depending on requirements at the various stages of our product development cycles.

Selling and Marketing.    Selling and marketing expenses increased 4% to $18.1 million in 2004 from $17.4 million in 2003. Selling and marketing expenses represented 29% of net sales in 2004 and 32% of net sales in 2003. During 2004 and 2003, we reached a level of selling and marketing effort that allowed us to actively promote our products to potential customers, but that simultaneously recognized the cost constraints that we faced during a period of economic difficulty in the telecommunications industry.

General and Administrative.    General and administrative expenses remained substantially the same, increasing to $10.2 million in 2004 from $10.1 million in 2003. General and administrative expenses represented 16% of net sales in 2004 and 18% of net sales in 2003.

Other Income, Net.    Other income, net primarily represents interest earned on cash and investment balances and, to a lesser extent, gains and/or losses on assets, liabilities, and transactions denominated in foreign currencies. Other income, net remained unchanged at $0.9 million in 2004 and 2003.

Income Tax Expense (Benefit).    Income tax expense (benefit) consists of federal, state, and foreign income taxes. Income tax expense increased to $10.5 million in 2004 from an income tax benefit of $2.5 million in 2003. During the three months ended March 31, 2004, we reevaluated our need for a valuation allowance in light of forecast industry conditions. As a result of this assessment, the consideration of cumulative losses in prior periods, uncertain industry conditions and the inability to predict future earnings we recorded a valuation allowance against our deferred tax assets in most jurisdictions aggregating $9.0 million in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Capital Resources

As of December 31, 2005 and 2004, we had working capital of $40.1 million and $50.5 million, respectively, and cash, cash equivalents and short-term investments of $25.0 million and $33.9 million, respectively. As of December 31, 2006, we had working capital of approximately $41.4 million.

In addition, in 2001, the Company obtained a loan from the Italian government, which bears interest at 2% a year. At December 31, 2005, the outstanding balance on this loan was $729,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003. As of December 31, 2005, the Company also has short-term notes and other borrowings, with an aggregate amount due of $116,000.

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

Cash used in operating activities was $4.0 million in 2005 and $1.5 million in 2004. Cash provided by operating activities was $5.8 million in 2003. Operating cash flows decreased during 2005 compared to 2004 primarily due to the increased operating loss in 2005, an increase in accounts receivable and inventories, which were partially offset by increased accounts payable and accrued expenses. Operating cash flow decreased during 2004 compared to 2003 primarily due to a significant increase in inventory levels and in accounts receivable. These items were partially offset by the increase in sales volumes and improved overall gross margins on sales. In general, our ability to continue to generate positive cash flows from operations will depend on our ability to generate and collect cash from future sales, while maintaining a cost structure lower than those sales amounts. Therefore, sales volume is the most significant uncertainty in our ability to generate cash flow from operations.

Cash provided by investing activities was $6.2 million in 2005 and $6.1 million in 2003. Cash used in investing activities was $2.5 million in 2004. The $8.7 million increase in net cash provided by investing activities during 2005 compared to 2004 was primarily due to the sale of short-term investments. The $8.5 million decrease in net cash provided by investing activities during 2004 compared to 2003 was primarily due to an increase in capital expenditures and a decrease in proceeds received from the sale of short-term investments. As of December 31, 2005, we had no plans for large capital expenditures, other than normal expenditures ranging between $3.0 million and $4.0 million per year, needed for our ongoing production, research and development, and selling and marketing activities.

Cash used in financing activities was $1.4 million in 2005, $1.9 million in 2004 and $1.7 million in 2003. Cash used in financing activities primarily represents dividends paid to our stockholders offset by proceeds from the issuance of our common stock and exercise of stock options. We declared and paid dividends of $0.04 per share in 2003 and $0.05 per share in 2004 and 2005. Our Board will determine the amount of any future dividends based on our future financial condition and results of operations. Our secured revolving credit arrangement with Silicon Valley Bank limits our ability to pay future dividends. We do not currently expect to continue to declare dividends in the future.

Our outstanding debt at December 31, 2005 consisted primarily of a $0.7 million loan from the Italian government for research and development that is payable over a period of eight years through semi-annual payments ending in 2011. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook or an inability to achieve such changes which would have any significant impact on our operations. We are not subject to any debt covenants that we believe might have a material impact on our business.

Debt Instruments, Guarantees, and Related Covenants

On August 13, 2007, we entered into a $10 million revolving credit arrangement and line of credit facility with Silicon Valley Bank. It is collateralized by substantially all of our assets. As of the date of this report, there is no amount outstanding under this revolving credit arrangement and we are in compliance with all operating and financial covenants.

QUARTERLY FINANCIAL DATA

Our previously reported quarterly financial data has been restated as noted in Part II, Item 6, “Selected Financial Data” for each of the quarters of 2004 and the first two quarters of 2005 presented in this report. The restated amounts include the impact of additional stock-based compensation expense, excess and obsolete inventory reserve and income tax errors and the related income tax effects of these adjustments.

The additional stock-based compensation expense amounted to $1,238,000 in 2004 and ranged from $302,000 to $317,000 for each quarter of 2004. The additional stock-based compensation expense declined significantly in 2005 to $37,000 in the first quarter and $5,000 in the second quarter. The additional stock-based compensation expense did not have a material impact on cost of sales for any quarterly period. Research and development expenses increased $123,000 in the first quarter of 2004 and the increase gradually declined to $114,000 in the fourth quarter of 2004. Selling and marketing expenses increased $110,000 in the first quarter of 2004 and the increase gradually declined to $108,000 in the fourth quarter of 2004. General and administrative expenses increased $72,000 in the first quarter of 2004 and the increase gradually declined to $70,000 in the fourth quarter of 2004.

The increase in inventory reserves increased cost of sales by $554,000 in the fourth quarter of 2004. This caused gross profit as a percentage of sales to decline from 67% as previously reported to 65% as restated for the fourth quarter of 2004.

Income tax expense increased $2,072,000 in the first quarter of 2004 from the amount previously reported. The increase was primarily due to the additional valuation allowance recorded against our deferred tax assets in most jurisdictions. During the three months ended March 31, 2004, we reevaluated our need for a valuation allowance in light of forecasted industry conditions. As a result of this assessment, the consideration of cumulative losses in prior periods, uncertain industry conditions, and the inability to predict future earnings, we recorded a valuation allowance against our deferred tax assets in most jurisdictions aggregating $9.0 million during the first quarter of 2004.

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

Allowance for Doubtful Accounts Receivable

We determine our allowance for doubtful accounts receivable by making our best estimate considering our historical accounts receivable collection experience and the information that we have about the current status of our accounts receivable balances. If future conditions cause our collection experience to change or if we later obtain different information about the status of any or all of our accounts receivable, additional allowances for doubtful accounts receivable may be required. We charge provisions for doubtful accounts receivable to general and administrative expenses on our statements of operations.

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

Valuation of Goodwill and Other Intangible Assets

We evaluate the valuation of goodwill in the manner prescribed by SFAS 142. As required by SFAS 142, we test goodwill for impairment annually, during our fourth fiscal quarter. We would also test goodwill for impairment if certain events or changes in circumstances stipulated by SFAS 142 were to occur. SFAS 142 prescribes a two-phase process for the impairment testing of goodwill. The first screens for impairment by comparing the fair value of our reporting unit, which we consider to be the market capitalization of our entire telecommunications testing equipment business, to its carrying value. If the carrying value were to exceed the fair value, the second phase of the process would occur. In the second phase, we would recognize an impairment for the excess of the carrying value, if any, of our goodwill over its implied fair value. The implied fair value of our goodwill is the excess of our reporting unit’s total fair value over the combined net fair values of its individual assets and liabilities. Based on the annual test for impairment performed during the fourth quarter of 2005, goodwill was determined not to be impaired, and no subsequent indicators of impairment have been noted.

We evaluate the valuation of intangible assets other than goodwill in the manner prescribed by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As required by that standard, we monitor events and changes in circumstances that could indicate that the carrying amount of an intangible asset may not be recoverable. These events and circumstances include a significant change in how we use the asset, significant changes in legal factors or the business climate that could affect the asset’s value, and current period operating or cash flow losses combined with a history of such losses or a forecast of continuing losses associated with the use of the asset. If such an event or change in circumstances were to occur, we would assess the recoverability of the intangible asset by determining whether its carrying value would be recovered through undiscounted expected future cash flows. If the carrying value of the asset were to exceed the undiscounted expected future cash flows, we would recognize an impairment for the excess of the carrying value over the asset’s fair value.

Product Warranties

Our wireline access products and fiber optic products sold in the United States are covered by a three-year warranty covering parts and labor, with an option to purchase a two-year extended warranty. Our cable broadband and signaling products are covered by a one-year warranty, with an option to purchase a two-year extended warranty. Our products sold in all other countries generally are sold with a one-year warranty, with the option to purchase a two-year extended warranty. We defer revenue from services and support provided under our extended warranty programs and recognize it on a straight-line basis over the warranty period. We are also subject to laws and regulations in the various countries in which we sell regarding vendor obligations to ensure product performance. At the time we recognize revenue from a product’s sale, we determine the reserve for the future cost of meeting our obligations under the standard warranties and product performance laws and regulations by considering our historical experience with the costs of meeting such obligations. If the future costs of meeting these obligations differ from our historical experience, additional reserves for warranty obligations may be required. We charge provisions for future warranty costs to cost of sales in our statement of operations.

Deferred Income Tax Assets and Liabilities

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the future tax consequences attributable to operating loss and tax credit carry-forwards. In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The ultimate realization of certain deferred tax assets is dependent upon the generation of future taxable income during the periods in which the related temporary differences become deductible. If we obtain information that causes our forecast of future taxable income to change or if taxable income differs from our forecast, we may have to revise the carrying value of our deferred tax assets, which would affect our net income in the period in which the change occurs. The ultimate realization of certain other deferred tax assets is dependent on our ability to carry forward or back operating losses and tax credits. If changes in the tax laws occur that inhibit our ability to carry forward or back operating losses or tax credits, we will recognize the effect on our deferred tax assets in the results of operations of the period that includes the enactment date of the change. Furthermore, we measure our deferred tax assets and liabilities using the enacted tax laws expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. If tax laws change, we will recognize the effect on our deferred tax assets and liabilities in the results of operations in the period that includes the enactment date of the change.

During the first quarter of 2004, we recorded a valuation allowance against all of our net deferred tax assets in most jurisdictions in the amount of $9.0 million. We evaluated all significant available positive and negative evidence, including the existence of cumulative net losses in recent periods, benefits that could be realized from available tax strategies, and forecasts of future taxable income, in determining the need for a valuation allowance on our deferred tax assets. The cumulative net losses in recent periods represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS 109. Accordingly, a valuation allowance was recorded. We intend to maintain this valuation allowance until sufficient positive evidence, such as the resumption of a consistent earnings pattern, exists to support our reversal in accordance with SFAS 109. The expense for recording the valuation allowance is a non-cash item, and the recording of this expense does not imply that we owe additional income taxes.

Revenue Recognition

We recognize revenue from a customer order when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured. For product sales, we consider delivery to have occurred when title and risk of loss have been transferred to the customer, which is usually when the product has been received by a common carrier. For services, we consider delivery to have occurred once the service has been provided. We use objective evidence of fair value to allocate revenue to elements in multiple element arrangements and recognize revenue when the criteria for revenue recognition has been met for each element. In the absence of objective evidence of fair value of a delivered element, we allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. The price charged when an element is sold separately generally determines its fair value.

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

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“FAS 148”). This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock-based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under the provisions of APB 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price. In December 2004, the FASB issued the revised SFAS 123R, Share-Based Payment (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which we obtain employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. We implemented FAS 123R, as of January 1, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2005, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CONTRACTUAL OBLIGATIONS

The following table summarizes, as of December 31, 2005, the timing of future cash payments due under certain contractual obligations (in thousands):

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Borrowings and notes payable	$845	$243	$271	$266	$65
Interest expense associated with borrowings and notes payable	41	13	19	8	1
Operating lease obligations	1,227	450	405	278	94
Purchase obligations *	3,617	3,617	—	—	—

Total	$5,730	$4,323	$695	$552	$160

*	Represents our outstanding purchase orders for goods and services. While the amount above represents our purchase agreements, as of December 31, 2005, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled, or terminated.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs, an amendment of ARB 43, Chapter 4 (“SFAS 151”). SFAS 151 requires certain inventory costs to be recognized as current period expenses. SFAS 151 also provides guidance for the allocation of fixed production costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this standard in 2006 and it did not have a significant impact on its consolidated financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We sell our products in North America, the Asia/Pacific region, Latin America, Africa, the Middle East, and Europe and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a small amount of sales denominated in Euros, the Canadian Dollar, Japanese Yen, Korean Won, and other currencies, which are also affected by changes in currency exchange rates. To hedge these risks, we have, at certain times, used derivative financial instruments. As of December 31, 2005, we had no material derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.

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

Equity Price Risk

As of December 31, 2005, we owned 3,309,000 shares of the common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation, which we acquired as a strategic investment primarily during the years 1998 through 2000. The Company sold 9,000 shares of Top Union stock and realized gains of $2,000 during the fiscal year ending December 31, 2005. We consider the Top Union stock to be “available-for-sale,” as that term is defined in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly we carry our holdings of Top Union stock at fair value on our balance sheet, with the unrealized gain or loss deferred as a component of stockholders’ equity. Because our holding is large relative to the normal trading volume in Top Union stock, we do not consider this to be a liquid investment, and therefore, we classify it as a non-current asset. The carrying amount of this investment as of December 31, 2005 was $818,000 and on December 31, 2004 was $1,433,000. The carrying amount may be affected by an adverse movement of equity market prices in Taiwan and internationally and would be affected by adverse movement in exchange rates. As of December 31, 2005, we did not have any hedging arrangements to protect our Top Union investment against adverse movements in equity prices or exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sunrise Telecom Incorporated:

We have audited the accompanying consolidated balance sheets of Sunrise Telecom Incorporated and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Telecom Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the consolidated financial statements as of December 31, 2004 and for each of the years in the two-year period ended December 31, 2004 have been restated.

/s/ KPMG LLP

Mountain View, California

October 31, 2007

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS		(Restated)
Current assets:
Cash and cash equivalents	$18,324	$17,758
Short-term investments	6,632	16,113
Accounts receivable, net of allowance of $428 and $799, respectively	17,725	15,111
Inventories	13,298	12,450
Prepaid expenses and other assets	1,185	1,305
Deferred tax assets	155	1,294

Total current assets	57,319	64,031
Property and equipment, net	26,681	27,176
Restricted cash	17	305
Marketable securities	818	1,433
Goodwill	12,493	12,729
Intangible assets, net	1,564	3,249
Other assets	888	738

Total assets	$99,780	$109,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$243	$223
Accounts payable	2,446	2,190
Other accrued expenses	11,796	8,788
Income taxes payable	1,858	1,871
Deferred revenue	842	459

Total current liabilities	17,185	13,531
Notes payable, less current portion	602	882
Deferred revenue	9	129
Deferred tax liabilities	1,135	1,633

Total liabilities	18,931	16,175

Commitments Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,349,058 and 50,702,652 shares issued and outstanding, as of December 31, 2005 and 2004, respectively	51	51
Additional paid-in capital	76,392	75,412
Deferred stock-based compensation	(8)	(60)
Retained earnings	3,250	16,029
Accumulated other comprehensive income	1,164	2,054

Total stockholders’ equity	80,849	93,486

Total liabilities and stockholders’ equity	$99,780	$109,661

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Net sales	$68,514	$61,669	$54,949
Cost of sales	22,874	18,966	19,752

Gross profit	45,640	42,703	35,197

Operating expenses:
Research and development	18,402	16,623	16,612
Selling and marketing	23,462	18,067	17,431
General and administrative	14,795	10,154	10,111
Gain from legal settlement	(1,500)	—	—

Total operating expenses	55,159	44,844	44,154

Loss from operations	(9,519)	(2,141)	(8,957)
Other income, net	472	899	875

Loss before income taxes	(9,047)	(1,242)	(8,082)
Income tax expense (benefit)	1,193	10,464	(2,487)

Net loss	$(10,240)	$(11,706)	$(5,595)

Net loss per share:
Basic and diluted	$(0.20)	$(0.23)	$(0.11)

Shares used in computing loss per share:
Basic and diluted	51,006	50,426	49,750

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
			(Restated)	(Restated)	(Restated)		(Restated)
Balances, December 31, 2002, as previously reported	49,478	$49	$68,462	$(2,124)	$39,158	$224	$105,769
Adjustments	—	—	5,713	(2,845)	(1,327)	—	1,541

Balances, December 31, 2002, as restated	49,478	49	74,175	(4,969)	37,831	224	107,310

Exercise of common stock options	374	1	278	—	—	—	279
Common stock issued under Employee Stock Purchase Plan	224	—	437	—	—	—	437
Deferred stock-based compensation	—	—	(222)	3,361	—	—	3,139
Reduction in tax benefit from stock option plans	—	—	(107)	—	—	—	(107)
Cash dividend of $0.04 per share	—	—	—	—	(1,994)	—	(1,994)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	701	701	$701
Cumulative translation adjustment	—	—	—	—	—	456	456	456
Net loss (as restated)	—	—	—	—	(5,595)	—	(5,595)	(5,595)

Comprehensive loss								$(4,438)

Balances, December 31, 2003	50,076	50	74,561	(1,608)	30,242	1,381	104,626

Exercise of common stock options	299	—	232	—	—	—	232
Common stock issued under Employee Stock Purchase Plan	328	1	662	—	—	—	663
Deferred stock-based compensation	—	—	(43)	1,548	—	—	1,505
Cash dividend of $0.05 per share	—	—	—	—	(2,507)	—	(2,507)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	(38)	(38)	$(38)
Cumulative translation adjustment	—	—	—	—	—	711	711	711
Net loss (as restated)	—	—	—	—	(11,706)	—	(11,706)	(11,706)

Comprehensive loss								$(11,033)

Balances, December 31, 2004	50,703	51	75,412	(60)	16,029	2,054	93,486

Exercise of common stock options	166	—	270	—	—	—	270
Common stock issued under Employee Stock Purchase Plan	480	—	711	—	—	—	711
Deferred stock-based compensation	—	—	(1)	52	—	—	51
Cash dividend of $0.05 per share	—	—	—	—	(2,539)	—	(2,539)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	(613)	(613)	$(613)
Cumulative translation adjustment	—	—	—	—	—	(277)	(277)	(277)
Net loss	—	—	—	—	(10,240)	—	(10,240)	(10,240)

Comprehensive loss								$(11,130)

Balances, December 31, 2005	51,349	$51	$76,392	$(8)	$3,250	$1,164	$80,849

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Cash received from customers	$65,984	$59,860	$54,241
Cash paid to suppliers and employees	(71,711)	(62,612)	(52,031)
Income taxes refunded (paid)	(403)	596	2,256
Interest and other receipts, net	2,142	614	1,337

Net cash provided by (used in) operating activities	(3,988)	(1,542)	5,803

Cash flows from investing activities:
Purchases of short-term investments	(6,819)	(20,000)	(46,650)
Proceeds from sales of short-term investments	16,300	20,693	54,720
Proceeds from sales of marketable securities	3	794	28
Capital expenditures	(3,281)	(3,945)	(2,517)
Acquisitions of businesses, net of cash acquired	—	—	(554)
Repayment of loan to related party	—	—	1,050

Net cash provided by (used in) investing activities	6,203	(2,458)	6,077

Cash flows from financing activities:
Decrease (increase) in restricted cash	288	(199)	—
Proceeds from notes payable	64	161	41
Payments on notes payable	(194)	(251)	(440)
Dividends paid	(2,539)	(2,507)	(1,994)
Net proceeds from issuance of common stock	711	663	437
Proceeds from exercise of stock options	270	232	279

Net cash used in financing activities	(1,400)	(1,901)	(1,677)

Effect of exchange rate changes on cash and cash equivalents	(249)	580	304

Net increase (decrease) in cash and cash equivalents	566	(5,321)	10,507
Cash and cash equivalents, beginning of year	17,758	23,079	12,572

Cash and cash equivalents, end of year	$18,324	$17,758	$23,079

Reconciliation of net loss to net cash provided by (used in) operating activities:
Net loss	$(10,240)	$(11,706)	$(5,595)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,576	7,510	7,853
Amortization of deferred stock-based compensation	51	1,505	3,054
Provision for (recoveries of) losses on trade accounts receivable	(80)	(250)	117
Loss on disposal of property and equipment	156	66	414
Purchased in-process research and development	—	—	37
Gain on sale of marketable securities	(2)	(574)	—
Deferred income taxes	642	9,306	(733)
Accounts receivable	(2,530)	(1,809)	(51)
Inventories	(2,025)	(6,607)	392
Prepaid expenses and other assets	(226)	(880)	(147)
Accounts payable and accrued expenses	3,279	174	433
Income taxes receivable and payable	148	1,974	586
Deferred revenue	263	(251)	(557)

Total adjustments	6,252	10,164	11,398

Net cash provided by (used in) operating activities	$(3,988)	$(1,542)	$5,803

Supplemental Disclosures
Cash paid for interest	$18	$20	$27

See accompanying notes to consolidated financial statements

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

(d)    Warranty Cost

The Company’s products are covered by standard warranties of one to three years to its customers depending on the specific product and terms of the customer purchase agreement. The Company’s standard warranties require it to repair or replace defective products during the warranty period at no cost to the customer. At the time that product revenue is recognized, the Company records a liability for estimated costs under its standard warranties. The costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded liability for product warranties and adjusts the amount as necessary.

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

(f)    Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses included in the Company’s financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. Estimated fair values for investment securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments. Based on borrowing rates currently available to the Company, the carrying value of the notes payable approximates fair value.

(g)    Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity of 90 days or less when acquired to be cash equivalents. Cash equivalents, as of December 31, 2005 and 2004, consisted primarily of cash on deposit with banks and money market funds. The Company determines the appropriate classification of debt and equity securities at the time of purchase. Investments classified as available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income or loss in stockholders’ equity. Realized gains and losses on sales of investments and declines in value determined to be other-than-temporary are included in other income (expense).

Short-term investments, as of December 31, 2005 and 2004, consisted primarily of market auction rate notes that reset every seven to ninety days, but have an original underlying maturity that extends beyond ninety days. The fair value of the short-term investments approximated cost as of December 31, 2005 and 2004.

(h)    Restricted cash

Restricted cash is cash held in certificates of deposit by a financial institution that collateralize standby letters of credit issued by the financial institution on the Company’s behalf (see Note 18).

(i)    Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method.

(j)    Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization is computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Useful lives range from fifteen to thirty-nine years for buildings, five to seven years for leasehold improvements, and three to five years for equipment, furniture and fixtures.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(k)    Goodwill and Other Intangible Assets

The Company initially records acquired intangible assets at their fair values. The Company amortizes those acquired intangible assets with definite useful lives over those lives in proportion to the economic benefits consumed. The Company has determined that straight-line amortization of four years for non-compete agreements and five years for developed technology reasonably approximates the consumption of these economic benefits. The Company capitalizes the legal and other costs of registering patents on technology developed by its own research and development activities. Legal and other costs capitalized for registering patents were $27,000, $14,000, and $41,000 during 2005, 2004, and 2003, respectively. The Company amortizes the capitalized costs of issued or acquired patents and trademarks over the estimated useful life or legal life of the patent or trademark, whichever is shorter. Useful lives range from ten to twenty years and eight to ten years for patents and trademarks, respectively.

The Company assesses the recoverability of the carrying value of its goodwill and other intangible assets with indefinite useful lives as of November 30 of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is determined at the reporting unit level, with the Company as a single reporting unit, using a two-step approach. First, the carrying amount of the entire reporting unit is compared to its fair value, as determined by the market value of the Company’s outstanding common stock. If the carrying value of the entire reporting unit exceeds its fair value, the second step is performed. In this step, an impairment loss is recognized for the excess, if any of the carrying amount of goodwill over its implied fair value. The implied fair value of the reporting unit’s goodwill is the amount by which the fair value of the entire reporting unit exceeds the sum of the individual fair values of its assets, except goodwill, less the sum of the individual fair values of its liabilities. The fair values of individual assets and liabilities may be estimated as the amount at which they could be bought or sold in a current transaction between willing parties. If this information is not available, fair value is determined based on the best information available under the circumstances. This often involves the use of valuation techniques, such as the present value of expected future cash flows, discounted at a rate commensurate to the risk involved, or other acceptable valuation techniques.

(l)    Long-Lived Assets

Long-lived assets, including property and equipment and identifiable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that such assets may be impaired, or that the estimated useful lives are no longer appropriate. In accordance with SFAS 144, Accounting for the Impairment of Long Lived Assets (“SFAS 144”), the impairment evaluation is performed based on asset groups, which represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company reviews its long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event that such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values using discounted estimates of future cash flows.

(m)    Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period that includes the enactment date.

SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), requires that the Company weigh both positive and negative evidence in order to ascertain whether it is likely that deferred tax assets will be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for the future tax consequences attributable to operating losses and tax credit carry-forwards.

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

The Company’s customers are concentrated in the telecommunications and cable broadband industries. Accordingly, the Company’s future success depends on the buying patterns of these customers and the continued demand by these customers for the Company’s products. Additionally, the market is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The Company’s continued success will depend upon its ability to enhance existing products and to develop and introduce, on a timely basis, new products and features that keep pace with technological developments and emerging standards. As a result of its international sales, the Company’s operations are subject to risks of doing business abroad, including, but not limited to, fluctuations in the relative values of currencies, longer payment cycles, and greater difficulty in collecting accounts receivable. No individual end customer or distributor accounted for 10% or more of our net sales in 2005 or 2004. ATT, Inc. (formerly SBC Communications Inc.) accounted for 13% of our net sales in 2003.

The Company purchases many key products, such as microprocessors, bus interface chips, optical components, and oscillators, from a single source or from that source’s sole supplier and relies exclusively on third-party subcontractors to manufacture certain sub-assemblies. The Company may also retain third party design services in the development of our products. The Company does not have long-term supply agreements with these vendors. As a result of its reliance on single-source vendors the Company’s operations are subject to risks, including, but not limited to, interruption of supply of key components, delays in product manufacture and delivery, product development delays, price fluctuations, and exposure to quality related issues. Long lead-times for delivery of certain sole-sourced components may impact the ability of the Company to respond to changes in production demand in a timely fashion.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(o)    Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. During each year in the three-year period ended December 31, 2005, certain potential common equivalent shares were excluded from the calculation of diluted EPS presented in the consolidated statement of operations because their effect would have been anti-dilutive. Specifically, diluted EPS does not include the anti-dilutive effect of potential common shares from outstanding stock options for the years ended December 31, 2005, 2004, and 2003 due to the net loss for such periods.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

	Years Ended December 31,
	2005	2004	2003
Basic EPS—weighted-average number of common shares outstanding	51,006	50,426	49,750
Effect of dilutive common equivalent shares:
Stock options outstanding	—	—	—

Diluted EPS—weighted-average number of common shares and common equivalent shares outstanding	51,006	50,426	49,750

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

	Years ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Net loss, as reported	$(10,240)	$(11,706)	$(5,595)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	51	1,505	1,914
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,698)	(3,181)	(2,818)

Pro forma net loss	$(11,887)	$(13,382)	$(6,499)

Loss per share, as reported:
Basic and diluted	$(0.20)	$(0.23)	$(0.11)

Loss per share, pro forma:
Basic and diluted	$(0.23)	$(0.27)	$(0.13)

For the purposes of computing pro forma net loss, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grant are as follows:

	Years Ended December 31,
	2005	2004	2003
Dividend yield	2.0%	1.5%	0.0%
Expected term	5 years	5 years	5 years
Risk-free interest rate	4.11%	3.46%	3.01%
Volatility rate	0.6836	0.6987	0.7515

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

The Company’s Board of Directors (the “Board”) declared dividends in 2003, 2004 and 2005. However, the Board has not declared any dividends subsequent to 2005. The Company’s decision not to incorporate a dividend yield into its valuation of stock options for the year ended December 31, 2003 was based on the best information available to management.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(q)    Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company revises estimates as additional information becomes available.

(r)    Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries located in Taiwan and Canada is the U.S. Dollar. Accordingly, the Company remeasures the monetary assets and liabilities of these foreign subsidiaries to the U.S. Dollar at year-end exchange rates and remeasures the nonmonetary assets and liabilities to the U.S. Dollar at historical rates. Income and expense amounts related to monetary assets and liabilities are remeasured to the U.S. Dollar at the weighted average exchange rates in effect during the year, and income and expense accounts related to nonmonetary assets and liabilities are remeasured to the U.S. Dollar at historical exchange rates. Remeasurement gains and losses are recognized as income in the year of occurrence.

The functional currencies for the Company’s other foreign subsidiaries are the local currencies. Accordingly, the Company applies the period end exchange rate to translate each subsidiary’s assets and liabilities and the weighted average exchange rate for the period to translate the subsidiary’s revenues, expenses, gains, and losses into U.S. Dollars. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.

(s)    Advertising Cost

The Company recognizes the cost of advertising as incurred. Such costs are included in selling and marketing expense and totaled approximately $743,000, $243,000, and $284,000 during the years ended December 31, 2005, 2004, and 2003, respectively.

(t)    Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs, an amendment of ARB 43, Chapter 4” (“SFAS 151”). SFAS 151 requires certain inventory costs to be recognized as current period expenses. SFAS 151 also provides guidance for the allocation of fixed production costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this standard in 2006 and it did not have a significant impact on its consolidated financial statements.

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must reach before financial statement recognition. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company believes at this time that the adoption of SAB 108 will not have a material impact on its consolidated financial statements.

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11— Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007, which will be the Company’s fiscal year 2008. The Company does not expect that the adoption of EITF 06-11 will have a significant impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3—Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, which will be the Company’s fiscal year 2008. The Company does not expect that the adoption of EITF 07-3 will have a significant impact on the Company’s consolidated financial statements.

(u)    Business Enterprise Segments

The Company operates in one reportable operating segment; the design, manufacture, and sale of equipment for testing wireline access, cable broadband, fiber optics and signaling. SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

(2)    Restatement of Financial Statements

The Company’s accompanying consolidated financial statements as of December 31, 2004 and for each of the years in the two-year period ended December 31, 2004 have been restated. In addition, the quarterly unaudited financial information and financial statements for interim periods of 2004 and the first two quarters in 2005 have been restated. The Company has also restated its consolidated financial statements for 2001 and 2002. The Company has presented the restated stock-based compensation expense footnote information calculated under SFAS 123 under the disclosure-only alternatives of this pronouncement for the years 2003 and 2004. The restatement corrects errors in the accounting for stock-based compensation expense, inventory reserves, income taxes and profit sharing accrual.

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The methodology utilized by the Company to calculate inventory reserves for the years 2002 through 2004 failed to properly track the cost basis of all items previously reserved, and, as a result, the Company improperly reversed an inventory valuation allowance based upon changes in expected customer demand, and, as a result, overstated its inventory. The net expense associated with this error for 2003 and 2004 was $0.4 million and $0.6 million, respectively. The Company also corrected an error in the inventory reserves in 2002 which resulted in an increase in inventory and a reduction in expense of $0.1 million.

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

In September 2003, the Company amended its 1999, 2000 and 2001 federal tax returns to correct for an error in deductions originally claimed related to the commissions paid to its foreign sales corporation. The Company realized additional tax benefits aggregating $552,000 in 2003 as a result of these amended tax return filings and originally recorded this tax benefit in 2003. However, the Company has determined that this tax benefit should have been recognized in 1999, 2000 and 2001. The Company has restated its 2003 consolidated financial statements to reverse the tax benefit originally recorded and instead record a tax benefit of $140,000, $317,000 and $95,000 in 1999, 2000 and 2001, respectively.

(d)    Profit Sharing Expense

The Company determined that an adjustment was needed for 2002 to increase expense by $1.4 million for a discretionary profit sharing bonus payment made in June 2002. The Company initially charged this payment against a profit sharing accrual which had been recorded in 2000. The Company concluded that this $1.4 million amount was a discretionary payment that should have been expensed in 2002 and also concluded that the profit sharing accrual was overstated by a similar amount as of December 31, 2000.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(e)    Impact of the Additional Stock-Based Compensation Expense, Inventory Reserve-Related Adjustments, and Income Tax Errors on the Consolidated Statements of Operations

The following table presents the impact of the financial statement adjustments on the Company’s previously reported consolidated statements of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

	Years Ended
	December 31, 2004			December 31, 2003
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$61,669	$—	$61,669	$54,949	$—	$54,949
Cost of sales	18,367	599	18,966	19,304	448	19,752

Gross profit	43,302	(599)	42,703	35,645	(448)	35,197

Operating expense:
Research and development	16,150	473	16,623	16,087	525	16,612
Selling and marketing	17,632	435	18,067	16,964	467	17,431
General and administrative	9,869	285	10,154	9,814	297	10,111

Loss from operations	(349)	(1,792)	(2,141)	(7,220)	(1,737)	(8,957)
Other income, net	899	—	899	875	—	875

Income (loss) before income taxes	550	(1,792)	(1,242)	(6,345)	(1,737)	(8,082)
Income tax expense (benefit)	8,245	2,219	10,464	(2,475)	(12)	(2,487)

Net loss	$(7,695)	$(4,011)	$(11,706)	$(3,870)	$(1,725)	$(5,595)

Net loss per share basic and diluted	$(0.15)		$(0.23)	$(0.08)		$(0.11)

Weighted average shares, basic and diluted	50,426		50,426	49,750		49,750

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations above (in thousands):

	Years Ended
	December 31, 2004			December 31, 2003
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cost of sales	$40	$45	$85	$267	$50	$317
Research and development	84	473	557	628	524	1,152
Selling and marketing	90	435	525	534	467	1,001
General and administrative	53	285	338	372	297	669

	$267	$1,238	$1,505	$1,801	$1,338	$3,139

Adjustments to cost of sales for excess and obsolete inventory represented $554,000 and $399,000 for the years ended December 31, 2004 and 2003, respectively.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(f)    Impact of the Additional Stock-Based Compensation Expense, Inventory Reserve-Related Adjustments and Income Tax Expense Errors on the Consolidated Balance Sheet

The net impact of the additional stock-based compensation expense, inventory reserve-related adjustments and income tax adjustments on the Company’s previously-reported consolidated balance sheet as of December 31, 2004, was a decrease in inventory, an increase in deferred tax assets, an increase in deferred tax liability, and a decrease in total stockholders’ equity. The following table discloses the impact of these adjustments (in thousands):

	As of December 31, 2004
	Previously Reported	Adjustments		Restated
ASSETS:
Current assets:
Cash and cash equivalents	$17,758	$—		$17,758
Short-term investments	16,113	—		16,113
Accounts receivable, net	15,111	—		15,111
Inventories	13,265	(815	)A	12,450
Prepaid expenses and other assets	1,305	—		1,305
Deferred tax assets	303	991	B	1,294

Total current assets	63,855	176		64,031
Property, plant and equipment, net	27,176	—		27,176
Restricted cash	305	—		305
Marketable securities	1,433	—		1,433
Goodwill	12,729	—		12,729
Intangible assets, net	3,249	—		3,249
Deferred tax assets	7	(7	)B	—
Other assets	738	—		738

Total assets	$109,492	$169		$109,661

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short term borrowings and current portion of notes payable	$223	$—		$223
Accounts payable	2,190	—		2,190
Other accrued expenses	8,788	—		8,788
Income taxes payable	1,496	375	C	1,871
Deferred tax liability	133	(133	)B	—
Deferred revenue	459	—		459

Total current liabilities	13,289	242		13,531
Long-term liabilities:
Notes payable, less current portion	882	—		882
Deferred revenue	129	—		129
Deferred tax liability	—	1,633	B	1,633
Other liabilities	2	(2)		—

Total liabilities	14,302	1,873		16,175

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—		—
Common stock	51	—		51
Additional paid-in capital	69,993	5,419	D	75,412
Deferred stock-based compensation	—	(60	)D	(60)
Retained earnings	23,092	(7,063)		16,029
Accumulated other comprehensive income	2,054	—		2,054

Total stockholders’ equity	95,190	(1,704)		93,486

Total liabilities and stockholders’ equity	$109,492	$169		$109,661

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A:	Adjustment to excess and obsolete inventory reserves pursuant to SAB 100.
B:	Adjustment to the deferred tax assets arising from the stock-based compensation charge and the impact of recognizing the deferred tax liability pursuant to FAS 109 relating to the amortization of goodwill for tax purposes.
C:	Adjustment to taxes resulting from stock compensation expense pursuant to APB 25 and excess and obsolete inventory pursuant to SAB 100, certain tax account reclassifications, and other immaterial tax adjustments.
D:	Adjustment for additional stock-based compensation expense pursuant to APB 25.

The following table reconciles the adjustments by fiscal year and component of stockholders’ equity in the table above (in thousands):

Fiscal Year	Additional Paid-in Capital	Deferred Stock-based Compensation	Retained Earnings	Net Impact to Stockholders’ Equity
2000	$—	$—	$1,297	$1,297
2001	6,103	(4,681)	(818)	604
2002	(390)	1,836	(1,806)	(360)
2003	(251)	1,504	(1,725)	(472)
2004	(43)	1,281	(4,011)	(2,773)

	$5,419	$(60)	$(7,063)	$(1,704)

The following table reconciles the retained earnings as previously reported to retained earnings as adjusted for the years 2001 through 2004 (in thousands):

Fiscal Year	Retained Earnings Previously Reported	Additional Stock-based Compensation	Inventory Reserve	Profit Sharing	Income Taxes	Prior Year Cumulative Adjustments	Retained Earnings as Adjusted
2000	$43,961	$—	$—	$1,400	$(243)	$140	$45,258
2001	46,244	(1,422)	—	—	604	1,297	46,723
2002	39,158	(1,544)	136	(1,400)	1,002	479	37,831
2003	33,294	(1,338)	(399)	—	12	(1,327)	30,242
2004	23,092	(1,238)	(554)	—	(2,219)	(3,052)	16,029

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(g)    Impact of the Additional Stock-Based Compensation Expense, Inventory Reserve and Income Tax Calculation Related Adjustments on the Stock-Based Compensation Disclosures in Accordance with SFAS 123

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma information as to the effect on net loss and net loss per share information for the years ended December 31, 2003 and 2004, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In addition, the table below presents the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported pro forma illustrations for the stated periods (in thousands, except per share data):

	Years Ended
	December 31, 2004			December 31, 2003
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net loss	$(7,695)	$(4,011)	$(11,706)	$(3,870)	$(1,725)	$(5,595)
Add: Stock-based compensation expense included in net loss, net of related tax effects	267	1,238	1,505	1,098	816	1,914
Deduct: Stock-based compensation expense determined under the fair value method	(2,390)	(791)	(3,181)	(2,295)	(523)	(2,818)

Net loss—pro forma	$(9,818)	$(3,564)	$(13,382)	$(5,067)	$(1,432)	$(6,499)

Net loss per share, basic and diluted	$(0.15)		$(0.23)	$(0.08)		$(0.11)

Net loss per share (basic and diluted)—pro forma	$(0.19)		$(0.27)	$(0.10)		$(0.13)

(3)    Related Party Transactions

The Company’s former Chief Executive Officer, President, and Chairman of the Board, Paul Ker-Chin Chang, is also the owner of Telecom Research Center (“TRC”). During 2005, 2004, and 2003, the Company purchased equipment used in its manufacturing process totaling $67,000, $40,000, and $65,000, respectively, from TRC.

The Company had no accounts payable to TRC at December 31, 2005 and 2004. The terms of the Company’s transactions with TRC are similar to those with unrelated parties. The Company’s business relationship was reviewed and approved by the Company’s Board and Audit Committee.

During February 2002, the Board and its Compensation Committee approved a loan to Mr. Chang in the amount of $1.0 million. The terms of the loan required Mr. Chang to pay interest each month at an annual percentage rate of 4.0%. Mr. Chang was required to repay the principal amount no later than February 18, 2005, and the loan was secured by three million shares of the Company’s common stock owned by Mr. Chang. During 2003, Mr. Chang repaid the entire loan principal balance and all accrued interest.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(4)    Financial Statement Details

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2005	2004
		(Restated)
Raw materials	$5,317	$4,150
Work in process	4,402	4,067
Finished goods	3,579	4,233

	$13,298	$12,450

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2004
Land	$8,821	$8,821
Building	9,864	9,805
Equipment	28,020	24,225
Furniture and fixtures	2,364	2,337
Leasehold improvements	617	598

	49,686	45,786
Less accumulated depreciation and amortization	23,005	18,610

	$26,681	$27,176

Depreciation expense for the years ending December 31, 2005, 2004 and 2003 was $4.8 million, $4.8 million and $4.3 million, respectively.

Other Accrued Expenses

Other accrued expenses consisted of the following (in thousands):

	December 31,
	2005	2004
Accrued compensation and other related benefits	$3,973	$3,437
Commissions payable	1,364	1,074
Sales tax payable	855	734
Accrued warranty (see Note 9)	834	811
Accrued inventory receipts	1,059	1,173
Legal accrual	1,673	—
Other accrued expenses	2,038	1,559

	$11,796	$8,788

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(5)    Valuation and Qualifying Accounts

A summary of valuation and qualifying accounts is as follows (in thousands):

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	(Recoveries)	Balance at End of Year

Allowance for doubtful accounts:
2005	$799	$67	$291	$(147)	$428
2004	1,380	9	331	(259)	799
2003	1,389	117	126	—	1,380

(6)    Marketable Securities

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

Marketable securities, at December 31, 2005 and December 31, 2004 consisted entirely of common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation. The Company has classified this investment as an available-for-sale security, which is stated at fair value with the unrealized gain presented as a separate component of stockholders’ equity. The market for these securities is limited and the Company believes it may be difficult to sell a substantial number of shares in any given period, for this reason it is not classified as a current asset. During the twelve months ended December 31, 2005, the Company sold 9,000 shares of Top Union stock for gross proceeds of approximately $3,000, and realizing gains of $2,000. During the twelve months ended December 31, 2005, the Company received stock dividends from Top Union of 360,540 shares valued at $100,000, which was recorded as other income. At December 31, 2005, the Company held 3,309,020 shares of Top Union stock valued at $818,000.

As of December 31, 2005, the fair value of the Company’s investment in Top Union was $818,000 and the decline in the unrealized gain during 2005 was $613,000. At December 31, 2005, the unrealized gain on this investment was $55,000.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(7)    Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted SFAS 142. In accordance with SFAS 142, the Company no longer amortizes goodwill from business acquisitions for financial reporting purposes.

Acquired intangible assets consisted of the following (in thousands):

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$6,871	$(6,096)	$775
Non-compete	213	(152)	61
Licenses	637	(500)	137
Patents and trademarks	686	(95)	591

	$8,407	$(6,843)	$1,564

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$11,253	$(8,949)	$2,304
Non-compete	797	(629)	168
Licenses	637	(446)	191
Patents and trademarks	651	(65)	586

	$13,338	$(10,089)	$3,249

Aggregate amortization expense for the years ended December 31, 2005, 2004, and 2003 was $1.8 million, $2.7 million, and $3.3 million, respectively. During 2005, the Company wrote off fully amortized intangible assets totaling approximately $5.0 million.

Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Year ending December 31,
2006	$ 759
2007	211
2008	32
2009	32
2010	32
Thereafter	498

$1,564

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The changes in the carrying amount of goodwill during the year ended December 31, 2005 were as follows (in thousands):

Balance as of January 1, 2005	$12,729
Effect of foreign currency translation	(236)

Balance as of December 31, 2005	$12,493

The Company completed its impairment tests of goodwill during the quarters ended December 31, 2005 and 2004, as required under SFAS 142. No impairment existed in any period. The Company bases its impairment testing on a market capitalization analysis and considers itself to be a single reporting unit for purposes of this test.

(8)    Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2005	2004
Insurance deposits	$313	$325
Other deposits	575	413

	$888	$738

(9)    Liability for Product Warranties

Changes in the Company’s liability for product warranties during the years ended December 31, 2005, 2004, and 2003, are as follows (in thousands):

	Balance at Beginning of Year	Warranty Expense	Warranty Costs	Balance at End of Year
		(Restated)	(Restated)
2005	$811	$839	$(816)	$834
2004	1,038	539	(766)	811
2003	1,306	523	(791)	1,038

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

(10)    Short-term Borrowings and Notes Payable

As a result of various acquisitions completed during 2003, 2002, 2000, and 1999, the Company had three non-interest bearing notes payable, at December 31, 2005. The aggregate outstanding balance on these notes at December 31, 2005, was $36,000. In addition, in 2001, the Company obtained a loan from the Italian government, which bears interest at 2% a year. At December 31, 2005, the outstanding balance on this loan was $729,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003. The Company also has three short-term notes and other borrowings, with an aggregate amount due of $80,000.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Year ending December 31,
2006	$243
2007	138
2008	133
2009	133
2010	133
Thereafter	65

$845

Short-term borrowings and notes payable are reported on the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2005	2004
Short-term borrowings and current portion of notes payable	$243	$223
Notes payable, less current portion	602	882

Total short-term borrowings and notes payable	$845	$1,105

(11)    Leases

The Company leases facilities under several operating lease agreements through 2011 which also require the Company to pay property taxes and normal maintenance. Future minimum lease payments, under these agreements, as of December 31, 2005, are as follows (in thousands):

Year ending December 31,
2006	$450
2007	266
2008	139
2009	139
2010	139
Thereafter	94

$1,227

Rent expense for the years ended December 31, 2005, 2004, and 2003 was approximately $1,290,000, $1,060,000, and $909,000, respectively.

As of December 31, 2005, the Company had operating leases for all of our facilities except our headquarters in San Jose, California, which we own. The Company renewed expiring leases in Montreal, Canada, and Norcross, Georgia and Modena, Italy. The Company also entered into a lease for expanded facilities in Taipei County, Taiwan in 2006. In addition, the Company entered into or renewed operating leases at our sales offices in Paris, France and Milan, Italy, during 2006. All other facilities are on month to month leases or have lease terms of less than one year. The annual cost

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

for all operating leases in 2005 was approximately $1.3 million, which the Company expects to continue for the foreseeable future.

(12)    Capital Stock

In 2001, the Board authorized the repurchase of up to $5.0 million of the Company’s common stock on the open market. There were no repurchases of common stock during 2005, 2004, or 2003. The Board declared dividends of $0.04 per share in 2003 and $0.05 per share in 2004 and 2005.

Shares reserved for future issuance are as follows:

Employee Stock Purchase Plan	402,887
Stock Option Plan (includes non-exercised outstanding grants of 4,882,481 shares)	10,705,145

11,108,032

(13)    Stock Compensation Plans

2000 Employee Stock Purchase Plan

In April 2000, the Board approved the adoption of the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan became effective upon the Company’s initial public offering in July 2000.

The Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 15% of the employee’s total base compensation, excluding bonuses, commissions, and overtime and not to exceed $25,000 in any plan year, at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or on the last day of the offering period.

In February 2005, our Board approved a 300,000 share reserve increase for the 2000 Employee Stock Purchase Plan pursuant to the automatic adjustment provisions of that plan. As of December 31, 2005, 2,050,000 shares of common stock had been reserved for issuance under the Purchase Plan with 1,647,113 shares issued, leaving 402,887 shares reserved for future issuance. During 2005, 2004, and 2003, the Company issued 480,432, 328,078, and 220,239 shares, respectively, under the Purchase Plan.

Stock Option Plan

In April 2000, the Board approved the adoption of the 2000 Stock Plan (the “Stock Plan”). The Stock Plan became effective upon the Company’s initial public offering in July 2000. In February 2005, our Board approved a 200,000 share reserve increase for the Stock Plan pursuant to the automatic adjustment provisions of that plan. The total number of shares reserved for issuance under the Stock Plan equaled 7,550,000 shares of common stock, plus 5,250,000 shares of common stock that remained reserved for issuance under the 1993 stock option plan as of the date the Stock Plan became effective, for a total of 12,800,000 shares. All outstanding options under the 1993 stock option plan are administered under the Stock Plan but will continue to be governed by their existing terms. As of December 31, 2005, the Company had granted options to purchase 9,846,346 shares of its common stock to its employees, directors, and consultants and returned 2,869,010 canceled options to the Stock Plan, leaving 5,822,664 shares available for future grants.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Options may be granted as incentive stock options or nonstatutory stock options at the fair market value of such shares on the date of grant as determined by the Board. Options granted subsequent to 1996 vest over a four-year period, and expire ten years from the date of grant, or sooner, upon termination of employment or if the Stock Plan is terminated by the Board.

The options granted under the 1993 stock option plan include a provision whereby the option holder may elect at any time to exercise the option prior to its vesting. Unvested shares so purchased are subject to a repurchase right by the Company at the original purchase price. Such right lapses at a rate equivalent to the vesting period of the original option. As of December 31, 2005, there were no shares issued and subject to repurchase.

Option activity was as follows:

	Years Ended December 31,
	2005		2004		2003
	Number of Options	Weighted- Average Price Per Share	Number of Options	Weighted- Average Price Per Share	Number of Options	Weighted- Average Price Per Share
Outstanding at beginning of period	4,517,831	$3.68	4,519,906	$3.54	4,216,918	$3.68
Granted	806,000	$3.07	583,332	$3.43	913,064	$2.02
Exercised	(165,974)	$1.62	(298,527)	$0.78	(374,378)	$0.74
Canceled	(275,376)	$4.11	(286,880)	$4.05	(235,698)	$4.62

Options at end of period	4,882,481	$3.62	4,517,831	$3.68	4,519,906	$3.54

Weighted-average fair value of options granted during the period		$1.57		$1.88		$1.98

Information regarding stock options outstanding, as of December 31, 2005, is summarized in the following table:

	Options Outstanding			Vested Options
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Vested	Weighted- Average Exercise Price
$0.60-1.58	591,691	3.68	$1.47	563,525	$1.46
$1.67-1.76	295,279	6.91	$1.75	215,614	$1.76
$1.91	517,702	7.08	$1.91	373,671	$1.91
$1.96-2.57	589,830	6.38	$2.32	386,920	$2.25
$2.60-3.15	96,651	7.18	$2.93	91,088	$2.95
$3.20	644,500	9.11	$3.20	—	$0.00
$3.26-3.91	57,700	8.83	$3.45	7,789	$3.90
$3.98	776,526	6.06	$3.98	760,496	$3.98
$4.09-4.75	299,372	7.69	$4.11	173,655	$4.12
$4.94-20.38	1,013,230	4.87	$6.98	1,013,230	$6.98

	4,882,481			3,585,988

The Company uses the intrinsic-value based method to account for its stock-based compensation plans. With respect to options granted in 2000, the Company recorded deferred stock-based compensation of $6.5 million for the

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

differences at the grant date between the exercise prices and the fair values. For options granted in January 2001 and June 2002, the Company recorded deferred stock-based compensation of $5.6 million net of forfeitures. For options granted in 2005, 2004, and 2003, the Company has not recorded any deferred compensation cost since the exercise price of each option equaled the fair value of the underlying common stock on the grant date. During 2005, 2004, and 2003, deferred stock-based compensation was reduced by $1,000, $43,000, and $165,000, respectively, due to forfeitures of unvested options.

See Note 1(p) for the pro forma net loss and loss per share amounts that would have been reported in 2005, 2004, and 2003 had compensation for the Company’s stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS 123.

(14)    Acquisitions

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

Current assets	$ 463
Equipment	2
Intangible assets	89

Net assets acquired	$554

Of the $89,000 of acquired intangible assets, $37,000 was assigned to in-process research and development assets that were written off at the date of the acquisition. The remaining $52,000 of acquired intangible assets is developed technology and was being amortized over its estimated weighted average useful life at the date of acquisition of four years. No goodwill was recorded in this transaction. Concurrent with this acquisition, the Company entered into non-compete agreements with certain former owners of GIE obligating it to make payments to the former owners totaling approximately $100,000 over four years, provided that they perform as stipulated under the agreements. The Company also entered into employment agreements with these same former owners obligating it to make bonus payments to the former owners totaling approximately $200,000 over four years, in addition to their regular salaries and subject to certain conditions, primarily related to their continued employment by the Company. As of March 2004, the three former owners of GIE were no longer employed by the Company.

As the Company’s wireless product development process proceeded, the Company determined that it would not make significant use in its wireless product designs of the developed technology that it capitalized at the time of the GIE acquisition. Therefore, during the fourth quarter of 2003, it wrote off the remaining unamortized balance of $48,000 as a charge against Other income, net. Also, the Company determined during 2003 that its Mannheim, Germany office would not be needed for its wireless product development process and closed that office. As a result, the Company accrued $160,000 for the remaining future lease payments on the office, which it classified with other accrued expenses, and the Company impaired fixed assets with a net book value of $88,000, which it recorded as a charge

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

against Other income, net. In December 2004, we entered into a settlement agreement with the former owners of GIE, agreeing to pay approximately $40,000 to settle any and all differences between the parties.

The pro-forma financial information for 2003, assuming the acquisition of GIE occurred at the beginning of the year, is not materially different from the actual 2003 results.

(15)    401(k) Plan

In 1996, the Company adopted a 401(k) Plan (the “Plan”). Participation in the Plan is available to all full-time employees. Each participant may elect to contribute up to 15% of his or her annual salary, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the Plan, which vest over a six-year period beginning on the employee’s date of hire. The Plan does not provide participants with an election to use their contributions to purchase the Company’s common stock. The Company made no contributions to the Plan during 2005, 2004, and 2003.

(16)    Income Taxes

Loss before income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
U.S.	$(6,755)	$(957)	$(5,873)
Foreign	(2,292)	(285)	(2,209)

Total	$(9,047)	$(1,242)	$(8,082)

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Current expense (benefit):
Federal	$—	$—	$(1,818)
State	—	94	30
Foreign	551	1,064	101

	551	1,158	(1,687)

Deferred expense (benefit):
Federal	222	6,920	(778)
State	42	2,456	(22)
Foreign	378	(70)	—

	642	9,306	(800)

	$1,193	$10,464	$(2,487)

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% for the years ended December 31, 2005, 2004, and 2003, to pretax income, as a result of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Computed tax	$(3,076)	$(422)	$(2,748)
State taxes, net of federal income tax benefit	28	94	6
Research credit	—	—	(177)
Nondeductible stock-based compensation	—	31	230
Nondeductible goodwill amortization	104	406	72
Nondeductible meals and entertainment	42	34	39
Net operating losses not benefited	3,956	9,376	—
Foreign tax rate differential	355	264	—
Other, net	(216)	681	91

	$1,193	$10,464	$(2,487)

In September 2003, the Company amended its 1999, 2000 and 2001 federal tax returns to correct for an error in deductions originally claimed related to the commissions paid to its foreign sales corporation. The Company realized additional tax benefits aggregating $552,000 in 2003 as a result of these amended tax return filings and originally recorded this tax benefit in 2003. However, the Company has determined that this tax benefit should have been recognized in 1999, 2000 and 2001. The Company has restated its 2003 consolidated financial statements to reverse the tax benefit originally recorded and instead record a tax benefit of $140,000, $317,000 and $95,000 in 1999, 2000 and 2001, respectively.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Jobs Act”). Among other provisions, the Jobs Act contains a deduction for income from qualified domestic production activities, phased in from 2005 through 2010, and a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. The Company is not intending to repatriate foreign earnings under the Jobs Act and did not have a deduction for domestic productions activities that were first effective as of the Company’s 2005 fiscal year. At this time, it is not anticipated that the deduction will have a material impact on the Company’s reported income or tax rate.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below (in thousands):

	December 31,
	2005	2004
		(Restated)
Deferred tax assets:
Inventory reserves and additional costs capitalized	$999	$1,341
Accrued compensation and vacation	524	613
Allowance for doubtful accounts	164	317
Other accruals and reserves	1,766	691
Net operating losses	4,231	633
Tax credits	1,382	1,511
Accumulated amortization of intangible assets	5,416	6,704

Total deferred tax assets	14,482	11,810
Valuation allowance	(12,881)	(9,369)

Available deferred tax assets	1,601	2,441

Deferred tax liabilities:
Property and equipment	(666)	(1,273)
State tax cost, net of federal deferred assets	(860)	(819)
Goodwill amortization	(1,055)	(688)

Total deferred tax liabilities	(2,581)	(2,780)

Net deferred tax liabilities	$(980)	$(339)

Net deferred tax liabilities are reported on the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2005	2004
		(Restated)
Current deferred tax assets	$155	$1,294
Long-term deferred tax liabilities	(1,135)	(1,633)

Net deferred tax liabilities	$(980)	$(339)

During 2005 and 2004, the Company recorded a valuation allowance against all of the Company’s net deferred tax assets in most jurisdictions in the amount of $12.9 million and $9.4 million, respectively. The expense for recording the valuation allowance is a non-cash item, and the recording of this expense does not imply that the Company owes additional income taxes.

As of December 31, 2005, deferred tax assets of approximately $177,000 consisting of certain net operating losses resulting from the exercise of employee stock options had not been recognized in the financial statements. When utilized, the tax benefit of these losses will be accounted for as a credit to additional paid-in capital.

The Company determined the valuation allowance on deferred tax assets in accordance with the provisions of SFAS 109 which requires that the Company weigh both positive and negative evidence in order to ascertain whether it is

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

more likely than not that deferred tax assets will be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the future tax consequences attributable to operating losses and tax credit carry-forwards. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. The Company evaluated all significant available positive and negative evidence, including the existence of cumulative net losses in recent periods, benefits that could be realized from available tax strategies, and forecasts of future taxable income, in determining the need for a valuation allowance on its deferred tax assets. Cumulative net losses in recent periods represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS 109, and, accordingly, a valuation allowance was recorded against all of the Company’s net deferred tax assets in most jurisdictions. The Company intends to maintain this valuation allowance until sufficient positive evidence, such as the resumption of a consistent earnings pattern, exists to support its reversal in accordance with SFAS 109. In Canada and Taiwan, the Company has had a history of profitability and continues to project profits into the future. Accordingly, the Company will continue to recognize deferred tax assets in these two jurisdictions.

The Company incurred a net operating loss in fiscal year 2003, carried back a portion of that loss, and filed a claim for refund for federal tax purposes. As of December 31, 2005, the Company has remaining net operating losses for federal and state income tax purposes of approximately $10.0 million and $12.2 million, respectively, that it expects to carry forward to reduce future income subject to income taxes. The federal net operating loss will begin to expire, if not used, in 2023 and the state net operating loss carry forwards will begin to expire in 2013.

As of December 31, 2005, unused research and development tax credits of approximately $527,000 and $562,000 are available to reduce future federal and California income taxes, respectively. The federal research credit carry forward will begin to expire in 2022, and the California credits will carry forward indefinitely.

Utilization of the Company’s operating loss and tax credit carry-forwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Any such annual limitation could result in the expiration of net operating loss and tax credit carry-forwards before utilization.

Cumulative undistributed earnings of the Company’s international subsidiaries as of December 31, 2005 are intended to be permanently reinvested. A deferred income tax liability would have resulted had such earnings been repatriated, which would have been absorbed by a corresponding reversal in valuation allowance.

(17)    Segment Information

Net sales information regarding operations in the different geographic regions is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Net sales:
United States	$35,195	$32,457	$33,684
Canada	1,797	831	1,417
Asia/Pacific	13,071	13,687	10,651
Europe/Africa/Middle East	16,440	13,378	7,852
Latin America	2,011	1,316	1,345

	$68,514	$61,669	$54,949

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Long-lived assets, excluding financial instruments, deferred tax assets, and intangible assets, were located in the following geographic regions (in thousands):

	As of December 31,
	2005	2004
United States	$23,036	$23,582
Canada	1,157	1,176
Taiwan and other Asia/Pacific	1,339	1,571
Europe/Africa/Middle East	1,149	847

	$26,681	$27,176

Net sales information by product category is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Net sales:
Wireline access	$22,778	$26,615	$24,381
Cable broadband	20,704	15,638	14,369
Fiber optics	19,285	13,670	13,353
Signaling	5,747	5,746	2,846

	$68,514	$61,669	$54,949

(18)     Commitments and Contingencies

Letters of Credit

At December 31, 2005, the Company had four standby letters of credit with a maximum potential future payment amount of $17,000. These standby letters of credit secure an equal number of performance bonds that were issued by financial institutions to our customers.

Gain from Legal Settlement

The Company was engaged in litigation beginning March 31, 2004, and continuing through August 30, 2005 with Acterna, LLC (“Acterna”) involving claims of patent infringement by Acterna against the Company. Acterna was subsequently acquired by JDS Uniphase Corporation (“JDSU”). During the course of this litigation, the Company subsequently alleged that Acterna violated certain of its patents.

On August 30, 2005, the Company entered into a Confidential Settlement Agreement with Acterna and JDSU pursuant to which all of the outstanding litigation was terminated and the parties entered into mutual covenants not to initiate new patent litigation between the Company and Acterna or JDSU for a specified period of time. As part of this agreement, the Company realized a gain from legal settlement of $1.5 million in the third quarter of 2005.

From time to time, the Company may be involved in litigation or other legal proceedings, including those noted above, relating to claims arising out of its day-to-day operations or otherwise. Litigation is inherently uncertain, and the Company could experience unfavorable rulings. Should the Company experience an unfavorable ruling, there exists the

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

possibility of a material adverse impact on its financial condition, results of operations, cash flows or on its business for the period in which the ruling occurs and/or future periods.

(19)    Subsequent Events

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(20)     Quarterly Financial Data (unaudited) (in thousands, except per share data)

	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(Restated)	(Restated)			(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$11,718	$18,330	$16,784	$21,682	$13,801	$15,004	$12,725	$20,139
Cost of sales	4,040	6,779	5,508	6,547	3,947	3,868	4,016	7,135

Gross profit	7,678	11,551	11,276	15,135	9,854	11,136	8,709	13,004

Operating expenses:
Research and development	4,584	4,397	4,494	4,927	4,035	3,922	3,940	4,726
Selling and marketing	4,864	6,161	6,195	6,242	4,074	4,406	4,272	5,315
General and administrative	3,153	4,134	3,579	3,929	1,883	2,545	2,845	2,881
Gain from legal settlement	—	—	(1,500)	—	—	—	—	—

Total operating expenses	12,601	14,692	12,768	15,098	9,992	10,873	11,057	12,922

Income (loss) from operations	(4,923)	(3,141)	(1,492)	37	(138)	263	(2,348)	82
Other income, net	202	36	203	31	53	347	232	267

Income (loss) before income taxes	(4,721)	(3,105)	(1,289)	68	(85)	610	(2,116)	349
Provision (benefit) for income taxes	237	269	(6)	693	9, 590	349	475	50

Net income (loss)	$(4,958)	$(3,374)	$(1,283)	$(625)	$(9,675)	$261	$(2,591)	$299

Earnings (loss) per share:
Basic and diluted	$(0.10)	$(0.07)	$(0.03)	$(0.01)	$(0.19)	$0.01	$(0.05)	$0.01

Shares used in per share computation:
Basic	50,758	50,965	51,068	51,233	50,164	50,426	50,504	50,606
Diluted	50,758	50,965	51,068	51,233	50,164	51,265	50,504	51,312

During the closing of the three month period ended June 30, 2004, the Company detected an immaterial misstatement in its previously reported results for the three months ended March 31, 2004, consisting of a $315,000 overstatement of cost of sales and a related $109,000 understatement of income tax expense. The results of operations for the three months ended March 31, 2004 and June 30, 2004, presented above, are adjusted to correct these misstatements. During the fourth quarter of 2005, the Company also corrected for a prior period error in the translation of its inventories located in Taiwan from local currency into U.S. dollars. The error resulted in an understatement of previously reported inventories by $203,000 as of December 31, 2004.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table presents the impact of the additional stock-based compensation expense, excess and obsolete inventory reserve, and related tax adjustments as discussed in Note 2 on the Company’s previously reported quarterly financial data included in the restated information presented above (in thousands):

	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(Restated)	(Restated)			(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$—	$—	$—	$—	$—	$—	$—	$—
Cost of sales	1	1	—	—	12	12	11	564

Gross profit	(1)	(1)	—	—	(12)	(12)	(11)	(564)

Operating expenses:
Research and development	15	1	—	—	123	120	116	114
Selling and marketing	13	2	—	—	110	109	108	108
General and administrative	8	1	—	—	72	72	71	70
Gain from legal settlement	—	—	—	—	—	—	—	—

Total operating expenses	36	4	—	—	305	301	295	292

Loss from operations	(37)	(5)	—	—	(317)	(313)	(306)	(856)
Other income, net	—	—	—	—	—	—	—	—

Loss before income taxes	(37)	(5)	—	—	(317)	(313)	(306)	(856)
Provision (benefit) for income taxes	131	130	—	—	2,072	239	130	(222)

Net loss	$(168)	$(135)	$—	$—	$(2,389)	$(552)	$(436)	$(634)

During the quarter ending March 31, 2004, the Company recorded a valuation allowance against all of its net deferred tax assets in most jurisdictions. The adjustment to income tax expense results from the need to establish a valuation allowance against the deferred tax assets associated with the additional stock-based compensation expense recorded in the prior years due to uncertainty relating to the realization of those deferred tax assets.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the impact of the additional stock-based compensation expense resulting from the investigation of our historical stock option granting practices on previously-reported stock-based compensation expense on a quarterly basis for 2004 and the first two quarters of 2005 (in thousands):

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and determined that, as a result of the material weaknesses in internal control over financial reporting described below, as of December 31, 2005, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

In October 2005, we identified a material weakness in our internal control over financial reporting relating to business practices at our Korean subsidiary. We identified an inadequate level of detailed review of revenue and inventory, as well as issues related to the overall tone at the top regarding business practices and ethics in some of our foreign operations. In July 2006, we took action designed to remediate this material weakness, but it remained a material weakness as of December 31, 2005.

In July 2006, we identified a material weakness in our internal control over financial reporting relating to our stock option granting practices. We identified a lack of adequate controls over the granting of stock options following the Company’s initial public offering in July 2000 that resulted in errors in the application of APB 25. Specifically, management failed to recognize that changes to a list of grantees after the meeting of the approving body could modify the measurement date for those options. Preventative or detective controls that could have avoided or identified these errors were not in place at the time of the grants and not remediated until October 2002, when the Company instituted enhanced corporate governance procedures. The material weakness that led to these errors was remediated in October 2002 but the associated errors were not identified until June 2006.

In November 2006, we identified a material weakness in our internal control over financial reporting relating to our calculation of reserves for excess and obsolete inventory. We identified system and process failures that allowed previously reserved inventory to be revalued upward based upon increased demand. Controls over the calculation of inventory reserves failed to ensure proper valuation of inventory items and to prevent the release of inventory reserves for inventory items previously reserved. In November 2006, we took action designed to remediate this material weakness, but it remained a material weakness as of December 31, 2005.

In September 2007, we identified a material weakness in our internal control over financial reporting relating to the calculation of our tax provision. We identified failures to properly document the tax impact of SFAS 142 relating to goodwill amortization at the time of adoption on January 1, 2002 and the failure to recognize the impact of indefinite lived deferred tax liabilities during the first quarter of 2004 on our deferred tax balances and tax expense. Controls over the calculation of income tax were inadequate to ensure that intangible assets were appropriately identified and tracked, and that indeterminate lived deferred tax liabilities resulting from timing differences relating to goodwill were clearly identified and not offset against determinate lived deferred tax assets. In September 2007, we took action designed to remediate this material weakness, but it remained a material weakness as of December 31, 2005.

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

Controls regarding stock option practices

We recently completed a voluntary investigation of our historical stock option granting practices. The investigation covered all grants of options made since our initial public offering in July 2000 up to the last grant of stock options in August 2005. During the course of the investigation, we identified control deficiencies amounting to a material weakness in our internal control over financial reporting. Management failed to recognize that changes to a list of grantees after the meeting of the approving body could modify the measurement date for those options and changes were made which resulted in errors in the accounting for stock options which were not identified until June 2006. Details of the results of the investigation and the restatement of our financial statements are discussed in the Explanatory Note and in Note 2 of Notes to Consolidated Financial Statements included elsewhere in this report.

Prior to our initial public offering in July 2000, the Stock Option Committee administered our stock option plans. This practice continued through October 2002, and during that period all stock option grants were ratified by the Compensation Committee. Between October 2002 and January 2003, we modified our stock option granting processes and procedures. As a result, the processes were formalized and a consistent procedure for stock option grants was implemented. At that time, the Compensation Committee terminated the delegation of authority previously granted to our Stock Option Committee. Our investigation of our historical stock option granting practices determined that the modified stock option granting practices that were instituted after the hiring of our current Chief Legal and Compliance Officer in December 2002 are sound and have been adhered to consistently. We have not identified any instances of inappropriate equity award practices resulting in revised measurement dates under APB 25 after June 2002.

The restatement covers our consolidated financial statements for the years 2001 through 2004 and for the three and six months ended June 30, 2005. The adjustments to our consolidated financial statements were principally amortization of deferred stock-based compensation resulting from revisions made to measurement dates for certain options granted in January 2001 and June 2002.

In assessing the findings of the investigation and the restatement of our consolidated financial statements, our management concluded that there was a material weakness in our internal control over financial reporting as of October 2002, with respect to the application of accounting principles to the stock option granting process as implemented prior to October 2002 when the Company instituted enhanced corporate governance procedures over stock option grants. As a result of this material weakness, errors were made in the accounting for equity based awards. As a result of these errors, we are restating previously issued financial statements, as described in the Explanatory Note and in Note 2 of Notes to Consolidated Financial Statements.

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

Controls regarding inventory reserves

In the course of analyzing reserves for excess and obsolete inventory in November 2006, the Company identified a control deficiency assessed as a material weakness in internal control over financial reporting related to the methodology used to calculate and track inventory reserves as of December 31, 2005. Inventory that had been determined to be excess or obsolete was properly reserved, but was subsequently released from the reserve based upon changes in demand. As a result of our failure to prevent, or detect and correct, these changes in the inventory reserves, we overstated our inventory amounts. This material weakness was caused by deficiencies in our systems and process that did not maintain an adequate usage history or compare, isolate, or otherwise identify reserved items.

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

Controls at division level

During the course of our external audits for fiscal 2005 and 2006, we noted several adjustments identified by our external auditors associated with one of our operating divisions. In addition, revenue classification errors associated with this division caused a material error in our reported financial results for the first quarter of 2007. We believe the reasons for these errors were inadequate levels of training of divisional finance and accounting personnel, and inadequate staffing due to employee promotion and turnover. These errors resulted from a material weakness which consisted of deficiencies in our staffing requirements and policy regarding the timely replacement of key financial personnel. We consider these control deficiencies to be significant and in aggregate led to a material weakness in our internal control over financial reporting as of December 31, 2005. We have taken the following actions during 2007 to remediate this material weakness:

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

Controls over tax provision calculation

During the course of preparing our 2006 federal tax provisions, we identified incomplete information in the supporting schedules for deferred tax assets and liabilities that revealed an error in the calculation of our tax provision for 2004. This represented a material error in our previously reported financial results for 2004 which continued through December 31, 2005. When we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002, we failed to create proper documentation detailing the impact of SFAS 142 on deferred tax liabilities. This failure to properly document the impact of the adoption of SFAS 142 had no financial statement impact until 2004. In March 2004, as a result of employee turnover combined with this lack of appropriate documentation, we failed to recognize the impact the adoption of SFAS 142 would have on the Company’s income tax provision once a full valuation allowance was put in place against the net deferred tax assets, as was required under SFAS 109 due to the uncertainty of the realization of such assets. Consequently, we improperly offset the indeterminate lived deferred tax liability associated with goodwill against definite lived deferred tax assets.

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

CHANGES IN INTERNAL CONTROL

During the last fiscal quarter of 2005, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and positions of each of our directors and executive officers, as of November 1, 2007:

Name	Age	Position
Patrick Peng-Koon Ang	48	Director
Henry P. Huff	63	Chairman
Robert C. Pfeiffer	45	Vice Chairman
Jennifer J. Walt	51	Director
Paul A. Marshall	49	Director, Chief Executive Officer, President
Richard D. Kent	51	Chief Financial Officer
Gerhard Beenen	52	President and General Manager—Telecom Products Group
Robert Heintz	50	Vice President—Worldwide Sales and Marketing
Kirk O. Williams	38	Chief Legal and Compliance Officer, Secretary

The following are brief biographies of each of our current directors and executive officers. There are no family relationships between our directors and executive officers.

• Patrick Peng-Koon Ang

Mr. Ang has served as a Director of Sunrise Telecom since March 2000. Mr. Ang has served as the Chair of the Corporate Governance/Nominating Committee since February 2006 and also serves as a member of the Audit Committee and the Compensation Committee. Since November 1, 2007, Mr. Ang has served as Vice President—Marketing of UniRAM Technology, Inc., developer of high performance memory solutions. From July 2006 to November 2007, Mr. Ang managed his personal investments. Mr. Ang served as the Chief Executive Officer of PicoNetics, Inc., a developer of low power IC technology, from January 2005 to July 2006. Mr. Ang served as Executive Vice President and Chief Operating Officer of ESS Technology, Inc., a developer of highly integrated, mixed-signal semiconductor, hardware, software and system solutions from December 2001 to October 2004. Mr. Ang holds a B.S in Electrical Engineering from the National University of Singapore.

• Henry P. Huff

Mr. Huff has served as a Director Sunrise Telecom since March 2000 and has served as the Chairman of the Audit Committee since that time. Mr. Huff has served as Chairman of the Board since February 2006. Mr. Huff also serves as a member of the Compensation Committee and the Corporate Governance/Nominating Committee. Since May 2000, Mr. Huff has served as the part-time Chief Financial Officer of Cambrian Ventures, a venture capital fund, and as a part-time Financial Advisor to Corticon Technologies, Inc., an enterprise software company. Mr. Huff was Vice President, Finance and Chief Financial Officer of NorthPoint Communications Group Inc., a provider of DSL service from June 1998 until his retirement in May 2000. Mr. Huff holds a B.S. in Business Administration from the University of California at Berkeley and is a Certified Public Accountant in the State of California.

• Robert C. Pfeiffer

Mr. Pfeiffer co-founded Sunrise Telecom in October 1991 and has served as a Director since that time. Mr. Pfeiffer also serves as the Vice-Chairman of the Board. Mr. Pfeiffer served as interim Vice President of Engineering from April 2006 to November 2006 and as Vice President of Engineering from October 1991 to December 1999 and our Chief Technology Officer from December 1999 until March 2001. Mr. Pfeiffer served as our Secretary from October 1991 to July 2000. Mr. Pfeiffer holds an M.B.A. and B.S. in Electrical Engineering from Santa Clara University.

• Jennifer J. Walt

Ms. Walt has served a Director of Sunrise Telecom and as the Chair of its Compensation Committee since March 2000. Ms. Walt serves as the Chair of the Compliance Subcommittee of the Audit Committee and as a member of the Audit Committee and the Corporate Governance/Nominating Committee. Ms. Walt has been an attorney with the law firm of Littler Mendelson, P.C. since 1983 and is a shareholder of that firm. Ms. Walt holds a J.D. from the University of California, Hastings College of the Law and a B.A. in History from Stanford University.

• Paul A. Marshall

Mr. Marshall co-founded Sunrise Telecom in October 1991 and has served as Chief Executive Officer since February 2006. Mr. Marshall served as Chief Operating Officer from December 1999 to February 2006, as Vice President of Marketing from March 1992 to February 2006, and as a Director since October 1991. Mr. Marshall also served as Chief Financial Officer of Sunrise from March 1992 until December 1999 and Acting Chief Financial Officer from October 2002 to February 2005. Mr. Marshall holds an M.B.A. from the Harvard Business School and a B.S. in Mechanical Engineering from the University of California at Davis.

• Richard D. Kent

Mr. Kent joined Sunrise Telecom as Chief Financial Officer in February 2005. Mr. Kent was Vice-President of Finance from February 2003 to January 2005 at Natural Selection Foods, LLC, a producer of organic fruits and vegetables. Prior to his employment with Natural Selection Foods, he was Managing Director from June 2002 to February 2003 at RAMP Partners, an accounting and financial management firm. Mr. Kent served as Chief Financial Officer, Chief Operating Officer and Corporate Secretary from January 1997 to January 2002 at Cidco Incorporated, a publicly-traded producer of telecommunications products and personal Internet communications products and services. Mr. Kent holds a B.S. in Business Administration with an emphasis in Finance and Accounting from the University of California at Berkeley. Mr. Kent is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

• Gerhard J. Beenen

Mr. Beenen joined Sunrise Telecom as President and General Manager—Telecom Products Group in August 2006. Prior to joining the Company, Mr. Beenen served as Vice President of Engineering at Steridian, Inc., a developer of micro-display technology, from July 2005 to March 2006. From June 2004 to July 2005, Mr. Beenen managed his personal investments. From September 2000 to June 2004, Mr. Beenen served as Vice President/General Manager of Network Elements, Inc., a telecommunications equipment provider. Mr. Beenen holds a Ph.D. in Analytical Chemistry from Oregon State University and a BS in Chemistry from the University of Wisconsin.

• Robert G. Heintz

Mr. Heintz joined Sunrise Telecom as Vice President—North American Sales and served in that capacity from June, 2004 through August, 2006, at which time he was appointed Vice President of Worldwide Sales and Marketing. Prior to Sunrise Telecom, Mr. Heintz was founder and Chairman of Axcelerant, a managed security services provider, which was founded in January 2001, and sold to GRIC Communications in December 2003. Mr. Heintz holds a B.S. in Electrical Engineering from Stanford University.

• Kirk O. Williams

Mr. Williams joined Sunrise Telecom in December 2002 and has served as its Chief Legal and Compliance Officer, Secretary since February 2007. Mr. Williams served as the Company’s Vice President, General Counsel and Secretary from December 2004 to February 2007, and as General Counsel and Secretary from January 2003 to December 2004. Prior to joining the Company, Mr. Williams served in positions of increasing responsibility in the Legal Department of Exodus Communications, Inc., an internet hosting company, from October 1999 through March 2002, with his final position being Vice President, Legal and Corporate Affairs, and Assistant General Counsel. Mr. Williams holds a JD from New York University School of Law and dual B.A. in Economics and Political Science from Stanford University.

For a description of material proceedings to which our directors or officers are a party, see Part I, Item 3, “Legal Proceedings.”

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We have a separately-designated Audit Committee. The Audit Committee is currently composed of Messrs. Huff and Ang and Ms. Walt. Mr. Huff serves as the Chairman of the Audit Committee. Our Board has determined that all members of the Audit Committee are “independent” as required by applicable listing standards of the NASDAQ Stock Market. In addition, our Board has determined that Mr. Huff qualifies as an Audit Committee Financial Expert as defined in Section 401 of Regulation S-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file certain reports regarding ownership of, and transactions in, our securities with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during the fiscal year ended December 31, 2005.

CODE OF BUSINESS CONDUCT AND ETHICS

In May 2003, the Corporate Governance/Nominating Committee and our Board adopted our Code of Business Conduct and Ethics that applies to all of our employees, officers, directors, and independent contractors (including our principal executive officer, principal financial officer, principal accounting officer, controller, and senior financial officers). Our Code of Business Conduct and Ethics is posted on our website and can be accessed electronically at http://www.sunrisetelecom.com/ig/sunrise_code_business_conduct_ethics.pdf. We will post amendments to or waivers from a provision of the Code of Business Conduct and Ethics on our website at http://www.sunrisetelecom.com/ig/amendments_and_waivers.shtml under Investors/Governance—Corporate Governance—“Code of Business Conduct and Ethics and Amendments and Waivers.” Stockholders may request free printed copies of our Code of Business Conduct and Ethics from: Sunrise Telecom Incorporated, Attn: Investor Relations, 302 Enzo Drive, San Jose, California 95138.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

Board of Directors

The Board is currently composed of five members: Messrs. Ang, Huff, Marshall, and Pfeiffer and Ms. Walt. Mr. Huff serves as Chairman and Mr. Pfeiffer serves as Vice Chairman.

During 2005, the Board consisted of Messrs. Ang, Chang, Huff, Marshall, and Pfeiffer and Ms. Walt. Mr. Chang served as the Chairman of the Board. On February 7, 2006, Mr. Chang resigned as the Company’s Chief Executive Officer, President, Chairman and member of the Board.

The Board held seven meetings during fiscal year 2005, four of which were regularly scheduled meetings and three of which were special meetings. The Board did not act by unanimous written consent. The Board held eight meetings during fiscal year 2006, four of which were regularly scheduled meetings and four of which were special meetings. The Board also acted once by unanimous written consent. Each Director attended at least 75% of the aggregate of all of our Board meetings and committee meetings on which such Director served during fiscal year 2005 and 2006, respectively, and was eligible to attend.

Audit Committee

The Audit Committee is currently composed of Messrs. Huff and Ang and Ms. Walt. Mr. Huff serves as the Chairman of the Audit Committee. The Committee held eighteen meetings during fiscal year 2005, four of which were regularly scheduled meetings and fourteen of which were special meetings. The Committee held eight meetings during fiscal year 2006, four of which were regularly scheduled meetings and four of which were special meetings.

Corporate Governance/Nominating Committee

The responsibilities of the Corporate Governance/Nominating Committee, among other things, include:

•	Evaluating periodically and recommending to the Board any changes in the size and composition of the Board;

•	Reviewing and evaluating director nominees to the Board, including incumbent directors;

•	Evaluating the performance and operations of the Board and the performance of the individual directors;

•	Evaluating the performance, operations, composition, authority and charter of each of the Board committees and the performance of the individual committee members; and

•	Reviewing and recommending to the Board any changes in corporate governance policy, including any changes suggested or recommended by our stockholders.

The Corporate Governance/Nominating Committee is currently composed of Messrs. Huff and Ang and Ms. Walt. Mr. Ang serves as the Chairman of the Corporate Governance/Nominating Committee.

During 2005, the Corporate Governance/Nominating Committee consisted of Ms. Walt and Messrs. Pfeiffer, Huff, and Ang. Mr. Pfeiffer served as the Chairman of the Corporate Governance/Nominating Committee from March 2004 until April 2006, at which time Mr. Pfeiffer resigned from the Committee to work with the Company as its Acting Vice President of Engineering, to manage and oversee its research and development efforts in San Jose and China.

The Corporate Governance and Nominating Committee held six meetings during fiscal year 2005, four of which were regularly scheduled meetings and two of which were special meetings. The Committee held five meetings during fiscal year 2006, four of which were regularly scheduled meetings and one of which was a special meeting.

The Corporate Governance/Nominating Committee recommends nominees for election to the Board . In evaluating director nominees, the Corporate Governance/Nominating Committee considers the following factors:

•	The appropriate size of the Board;

•	The changing needs of Sunrise Telecom;

•	The character and integrity of the candidate;

•	The candidate’s knowledge of Sunrise Telecom and its industry;

•	The candidate’s desire to represent the best interests of the stockholders as a whole;

•	The value of the candidate’s experience as a director of Sunrise Telecom;

•	The availability of new director candidates who may offer unique contributions; and

•	The knowledge, skills and experience of the candidate, including experience in technology, business, finance, administration or public service.

The Corporate Governance/Nominating Committee considers each new director candidate and each incumbent director carefully, including considering other factors as it may deem are in the best interests of Sunrise Telecom and its stockholders. The Corporate Governance/Nominating Committee will consider director candidates properly submitted by stockholders in accordance with the procedures set forth in the Sunrise Telecom Bylaws. The Board has adopted a written Corporate Governance/Nominating Committee Charter that addresses the nominating process, which may be found on our website at www.sunrisetelecom.com/ig/corporate_governance_nominating_committee.shtml.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following table summarizes the compensation of our Chief Executive Officer and our other four most highly compensated executive officers during the year ended December 31, 2005. We refer to these individuals as the “named executive officers” elsewhere in this report.

	Year	Annual Compensation				Long-Term Compensation
Name and Principal Position		Salary ($)	Bonus ($)		Other Annual Compensation (1)	Securities Underlying Options (#)	All Other Compensation ($)
Paul Ker-Chin Chang (2)	2005	462,550	—		—	30,000	1,358	(8)
Former Chairman, Chief Executive	2004	460,623	—		—	20,000	5,730	(9)
Officer and President	2003	450,023	—		—	50,000	515	(10)
Paul A. Marshall (3)	2005	355,264	—		—	25,000	1,114	(11)
Chief Executive Officer and President,	2004	353,800	—		—	15,000	4,504	(12)
Former Chief Operating Officer and Vice President Marketing	2003	350,519	—		—	45,000	401	(10)
Richard D. Kent (4)	2005	184,000	30,000	(7)	—	100,000	184	(10)
Chief Financial Officer
Kirk O. Williams (5)	2005	176,000	—		—	8,000	971	(13)
Chief Legal and Compliance Officer,	2004	170,500	—		—	4,000	2,855	(14)
Secretary	2003	163,479				25,000	184	(10)
Danielle Babeux (6)	2005	151,115	52,316		—	10,000	311	(10)
Vice President, General Manager Cable &	2004	109,727	10,759		—	51,500	313	(10)
Broadband	2003	22,427	—		—	—	22	(10)

(1)	As permitted by rules established by the SEC, no amounts are shown with respect to certain “perquisites” where such amounts do not exceed in the aggregate the lesser of 10% of salary plus bonus or $50,000.

(2)	On February 7 2006, Mr. Chang resigned as Chief Executive Officer and President, Chairman and member of the Company’s Board.

(3)	On February 7, 2006, the Board appointed Mr. Marshall to the position of Chief Executive Officer and President. At such time, Mr. Marshall resigned from his position as Chief Operating Officer and Vice President Marketing.

(4)	Mr. Kent joined the Company on February 7, 2005.

(5)	Mr. Williams has served as the Company’s Chief Legal and Compliance Officer since February 2007. From December 2004 to February 2007, Mr. Williams served as the Company’s Vice President, General Counsel and Secretary.
(6)	On May 2, 2006, the Company terminated Mr. Babeux.

(7)	Pursuant to the terms of Mr. Kent’s Amended and Restated Terms of Employment, dated February 9, 2005, Mr. Kent received a $30,000 sign-on bonus upon the commencement of his employment with the Company.

(8)	Includes life insurance premiums of $743 paid on behalf of such officer and reallocated forfeitures of $616 in unvested Company contributions to our 401(k) plan from 2005.

(9)	Includes $4,431 in profit sharing, life insurance premiums of $523 paid on behalf of such officer and reallocated forfeitures of $608 in deferred profit sharing funds and $168 in unvested Company contributions our 401(k) plan from 2004.

(10)	Represents life insurance premiums paid on behalf of such officer.

(11)	Includes life insurance premiums of $560 paid on behalf of such officer and reallocated forfeitures of $554 in unvested Company contributions to our 401(k) plan from 2005.

(12)	Includes $3,403 in profit sharing, life insurance premiums of $408 paid on behalf of such officer and reallocated forfeitures of $608 in deferred profit sharing funds and $85 in unvested Company contributions to our 401(k) plan from 2004.

(13)	Includes life insurance premiums of $136 paid on behalf of such officer and reallocated forfeitures of $835 in unvested Company contributions to our 401(k) plan from 2005.

(14)	Includes $1,640 in profit sharing, life insurance premiums of $194 paid on behalf of such officer and reallocated forfeitures of $497 in deferred profit sharing funds and $524 in unvested Company contributions to our 401(k) plan from 2004.

OPTION/SAR GRANTS IN 2005

The following table sets forth certain information regarding stock options granted during 2005 to the named executive officers. No named executive officer received an award of stock appreciation rights during 2005.

	Individual Grants
	Number of Securities Underlying Options Granted (#) (1)	Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise or Base Price ($/Sh) (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name					5%($)	10%($)
Paul Ker-Chin Chang	30,000	3.7	3.20	02/08/2015	60,373	307,900
Paul A. Marshall	25,000	3.1	3.20	02/08/2015	50,311	256,584
Richard D. Kent	100,000	12.4	3.20	02/08/2015	201,246	1,026,349
Kirk O. Williams	8,000	1.0	3.20	02/08/2015	16,099	82,104
Daniel Babeux	10,000	1.2	3.20	02/08/2015	20,124	102,631

(1)	All options granted vest 25% on the first anniversary of the grant date; thereafter, 1/48 of the total number of shares subject to options granted vest on the first day of each succeeding month. Under the terms of our 2000 Stock Plan, the Board retains discretion, subject to plan limits, to modify the terms of outstanding options.

(2)	All options were granted at fair market value on the date of grant.

(3)	Realizable values are reported net of the option exercise price. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates (determined from the price at the date of grant, not the stock’s current market value) set by the SEC and therefore are not intended to forecast possible future appreciation, if any, of our stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock, as well as the option holder’s continued employment through the vesting period. The potential realizable value calculation assumes that the option holder waits until the end of the option term to exercise the option.

AGGREGATED OPTION/SAR EXERCISES IN 2005 AND FISCAL YEAR-END OPTION/SAR VALUES

The following table provides summary information regarding the number and value of unexercised Sunrise Telecom options held by the named executive officers at December 31, 2005. The closing price per share of our common stock as reported on the Pink Sheets on December 31, 2005 was $1.70. None of the named executive officers exercised any of his stock options during 2005.

	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)	Value of Unexercised In-the-Money Options at FY-End ($) (1)
Name			Exercisable/ Unexercisable	Exercisable/ Unexercisable
Paul Ker-Chin Chang	0	0	270,206/59,794	0/0
Paul A. Marshall	0	0	219,332/49,668	0/0
Richard D. Kent	0	0	0/100,000	0/0
Kirk O. Williams	0	0	13,945/16,855	0/0
Daniel Babeux	0	0	18,425/43,075	0/0

(1)	The value of unexercised in-the-money options held at December 31, 2005 represents the total gain which an option holder would realize if he exercised all of the in-the-money options held at December 31, 2005 and is determined by multiplying the number of shares of common stock underlying the options by the difference between the closing stock price of $1.70 per share on the last day of trading in 2005 and the per share option exercise price. An option is in the money if the fair market value of the underlying shares exceeds the exercise price of the option.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Cash Compensation.    The total annual retainer paid to each of our four non-employee directors for the fiscal year ended December 31, 2005 was $32,000. The Chairman of the Board received an additional annual retainer of $4,000. Our employee directors do not receive any additional compensation for their services on the Board. Our Directors are reimbursed for their expenses for attending out of town meetings.

Stock Options.    Under the current Sunrise Telecom 2000 Stock Plan, each of our non-employee directors receives a grant of an option to purchase 12,000 shares upon initial appointment and thereafter an additional 12,000 shares on the date of each annual meeting, provided he or she continues to serve on the Board after such annual meeting. At the 2005 Annual Meeting of Stockholders, each non-employee director received a grant of an option to purchase 12,000 shares. Non-employee director options have a term of ten years and expire within 90 days of the director’s termination of service or one year if such termination is due to death or disability. Non-employee director stock options fully vest one year after the date of grant, provided the director continues to serve as a director at that time. Employee directors are eligible to participate in our 2000 Stock Plan and our 2000 Employee Stock Purchase Plan.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Employment Agreements

In general, we do not enter into formal employment agreements with any of our executive officers. However, in recent years, we have entered into such arrangements.

On February 9, 2005, we entered into an amended and restated terms of employment letter with Mr. Kent setting forth his responsibilities as Chief Financial Officer and his compensation, including his initial annual salary of $207,000 and stock option grant to purchase 100,000 shares of common stock. Pursuant to the employment letter, upon a change of control, Mr. Kent would be entitled to a termination payment of up to $100,000 to be paid in full if he was terminated within one month of his start date, declining thereafter at a rate of $4,166 per month until reaching zero on the second anniversary of his start date. In addition, it provided for the acceleration of Mr. Kent’s stock options upon a change of control as discussed below.

On February 7, 2006, we entered into an employment agreement with Mr. Chang, pursuant to which we employed Mr. Chang as our Technology Advisor at an annual salary of $400,000. Under the terms of the agreement, if Mr. Chang’s employment was terminated by the Company without cause and Mr. Chang executed a general release of claims, the Company agreed to provide him with severance benefits consisting of a lump sum payment equal to six months of his base salary in effect at the time of termination of employment less applicable withholdings and to accelerate the vesting of all his outstanding unexercised stock options.

On April 5, 2006, we entered into an employment offer letter with Mr. Pfeiffer setting forth his responsibilities as Acting Vice President of Engineering and his annual compensation of $170,000. Mr. Pfeiffer resigned from his position in November 2006.

On August 16, 2006, we entered into an employment offer letter agreement with Gerhard Beenen, whom we believe will be a named executive officer in fiscal 2007. The offer letter agreement sets forth his responsibilities as President and General Manager—Telecom Products Group and compensation, including his initial annual salary of $230,000 and a stock option grant to purchase 80,000 shares of common stock, such stock option grant to be awarded to Mr. Beenen at the first Compensation Committee meeting following the date on which we are deemed current with our reporting requirements by the SEC and we have an effective registration statement on Form S-8 on file with the SEC. In 2006, Mr. Beenen was also entitled to receive an incentive cash bonus targeted at 25% of his salary, such bonus was based on a mixture of financial performance targets and individual objectives. In addition, Mr. Beenen’s employment offer letter provided for the acceleration of his stock options upon a change of control as discussed below. If Mr. Beenen’s employment is terminated within four months before or 12 months after a change in control, and the termination is an involuntary termination other than for cause, or a voluntary termination by Mr. Beenen for good reason, then Mr. Beenen is entitled to eight months of base salary. Mr. Beenen’s employment offer letter also set forth his incentive cash bonus targets of 25% of his then current salary for achieving objectives, 50% of his then current salary for achievement beyond such objectives, and up to 200% for extraordinary achievement. However, these incentive cash bonuses were superseded by the benefits provided under the Company’s 2007 Management by Objective Plan.

We do not have employment offer letters or employment agreements pertaining to termination with our other named executive officers or with any of our other executive officers.

Change of Control and Severance Plan

Effective June 21, 2006, our Compensation Committee adopted a Change of Control Severance Plan to provide designated employees with additional incentives to remain with us in the event of, and through the duration of, defined change of control events.

Our Chief Financial Officer, Richard D. Kent, and our Chief Legal and Compliance Officer, Secretary, Kirk O. Williams, were our only named executive officers eligible to receive payments under the Change of Control Severance Plan. Under the terms of the plan, if either Mr. Kent’s or Mr. Williams’ employment is terminated by us within four months prior to a change of control, or by us or our successor company within twelve months after a change of control, in each case by virtue of an involuntary termination other than for “cause” or a “voluntary termination for good reason” (as such terms are defined in the plan), we or our successor company will provide severance benefits to Mr. Kent and/or Mr. Williams, as the case may be, consisting of a lump sum payment equal to twelve months base salary in effect at the time of termination of employment, less applicable withholdings, and one year of reimbursements for payments for health coverage continuation. In order to receive such benefits, a general release of claims must be executed by the terminated officer.

Stock Option Agreements

In connection with Mr. Kent’s employment, the Company issued him a stock option grant to purchase 100,000 shares of common stock at an exercise price equal to $3.20 per share. Pursuant to the terms of the stock option agreement, if Mr. Kent’s employment is terminated due to a “change in control” within twelve months of such change in control or as a result of a reduction in force of at least five percent of the Company’s domestic employee workforce, then the stock option would accelerate such that all shares would become fully-vested and immediately exercisable.

The Company issued Mr. Heintz a stock option grant to purchase 150,000 shares of common stock at an exercise price equal to $2.57 per share in July 2004. Concurrently with the execution of the stock option grant, Mr. Heintz and the Company entered into an addendum to such stock option grant pursuant to which, in the event of a change of control, if Mr. Heintz is terminated other than for “cause” or he is “constructively terminated” within twelve (12) months of such “change in control,” his stock options will accelerate such that all shares would become fully-vested and immediately exercisable.

Potential Payments

If Mr. Kent’s employment was terminated as a result of a change in control at December 31, 2005, Mr. Kent would not have received any benefit from the acceleration of his stock options because the closing price of our common stock on December 31, 2005, of $1.70 per share was less than the exercise price of his stock option granted in February 2005. However, Mr. Kent would have received a cash payment of approximately $58,000.

If Mr. Beenen is terminated either four months before or 12 months after a change of control and the termination is neither involuntary, other than for cause, or voluntarily for good reason, then Mr. Beenen is entitled to eight months of base salary, acceleration of vesting of his 80,000 share new hire stock option to be issued at the next meeting of the Compensation Committee following the date we become current with our reporting requirements with the SEC and we have an effective registration statement on Form S-8 on file with the SEC, and eight months of reimbursement for payments for health coverage continuation.

If Mr. Heintz had terminated his employment at December 31, 2005, in connection with a change in control, Mr. Heintz would not have received any benefit from the acceleration of his stock options because the closing sale price of our common stock on December 29, 2006, of $1.70 per share was less than the exercise price of his stock option granted in July 2004.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee is currently composed of Ms. Walt and Messrs. Huff and Ang. Ms. Walt serves as Chair of the Compensation Committee. During 2006, no member of the Compensation Committee was one of our officers or employees during his or her time of service on such committee. Mr. Marshall is excluded from discussions regarding his own salary and incentive compensation.

During 2005, the Compensation Committee consisted of Ms. Walt (Chair) and Messrs. Ang, Huff, and Pfeiffer. During May 2005, Mr. Pfeiffer resigned from his position as a member of the Compensation Committee. None of the members, except Mr. Pfeiffer, has ever been an officer or employee of ours or any of our subsidiaries, and none has any “Related Transaction” relationships with us of the type that is required to be disclosed under Item 404 of Regulation S-K. None of our executive officers has served as a member of the Board, or Compensation, or similar committees of any entity that has one or more executive officers serving on our Board or Compensation Committee.

During 2005, the Compensation Committee held five meetings, of which four were regularly scheduled meetings and one was a special meeting. The Committee held eight meetings in 2006, of which four were regularly scheduled meetings and four were special meetings.

Our named executive officers for the year ended December 31, 2005 have been granted options to purchase shares under the 2000 Stock Plan, over the life of the plan, as follows:

Name	Options Received
Paul Ker-Chin Chang	330,000
Paul A. Marshall	269,000
Richard D. Kent	100,000
Kirk O. Williams	37,000
Danielle Babeux	61,500

As of December 31, 2005, our executive officers as a group, non-employee directors as a group and our employees (excluding executive officers and directors) have been granted options to purchase shares under the 2000 Stock Plan, over the life of the plan, as follows:

Group	Options Received or to be Received
Named executive officers	797,500
Non-employee directors	172,489
Employees (excluding executive officers and directors)	3,973,992

Our current executive officers have been granted options to purchase shares under the 2000 Stock Plan, over the life of the plan, as follows:

Name	Options Received
Paul A. Marshall	269,000
Richard D. Kent	100,000
Kirk O. Williams	37,000
Robert G. Heintz	160,000
Gerhard J. Beenen (1)	—

(1)	Excludes a stock option to purchase 80,000 shares of common stock to be awarded to Mr. Beenen at the next meeting of the Compensation Committee following the date we become current in our filings with the SEC.

Our current executive officers as a group, current non-employee directors as a group and our current employees (excluding executive officers and directors) have been granted options to purchase shares under the 2000 Stock Plan, over the life of the plan, as follows:

Group	Options Received or to be Received
Current executive officers	556,000	(1)
Current non-employee directors	172,489
Current employees (excluding executive officers and directors)	2,830,702

(1)	Excludes a stock option to purchase 80,000 shares of common stock to be awarded to Mr. Beenen at the next meeting of the Compensation Committee following the date we become current in our filings with the SEC.

RETENTION INCENTIVE BONUS PROGRAM

On April 27, 2006, we adopted a retention incentive bonus program for certain employees who remained employed with us over time, including executive officers. To provide retention incentives, we offered three separate bonuses. Each bonus payment was in an amount equal to one month of the eligible employee’s annual salary as of April 27, 2006. Bonus payments were made if the eligible employee remained employed as of July 28, 2006 for the first bonus, December 1, 2006 for the second bonus, and May 4, 2007 for the third bonus.

Under the retention incentive bonus program, Mr. Heintz received $45,250 in additional compensation, Mr. Kent received $51,750 in additional compensation, and Mr. Williams received $46,875 in additional compensation.

2007 ANNUAL BASE SALARIES

At its meeting on February 5, 2007, the Compensation Committee completed its annual performance and compensation review of our executive officers and approved their 2007 base salaries. The Compensation Committee also approved target bonuses and reviewed performance objectives for executive officers.

The following table sets forth the 2007 annual base salaries for the Chief Executive Officer, our Chief Financial Officer, and the three other most highly compensated executive officers identified below effective, as of January 8, 2007:

Executive Officer	Title	2007 Base Salary
Paul A. Marshall	Chief Executive Officer and President	$375,000
Gerhard J. Beenen	President and General Manager, Telecom Products Group	$235,000
Richard Kent	Chief Financial Officer	$230,000
Robert G. Heintz	Vice President, World Wide Sales and Marketing	$200,000
Kirk O. Williams	Chief Legal and Compliance Officer, Secretary	$200,000

2007 MANAGEMENT BY OBJECTIVE PLAN

During 2007, we adopted a Management by Objective Plan. Messrs. Marshall, Beenen, Kent and Williams are each eligible to participate. Under the Plan, incentive bonuses will be paid based upon performance relative to: (1) individual performance objectives; (2) a company revenue target for 2007; and (3) a company net income target for 2007. The target bonus is 30% of annual base salary. Half of the target bonus is payable upon achievement of individual performance objectives, not tied to specific company performance, one quarter is payable if our annual revenue target is achieved, and one quarter is payable if our net income target is achieved. Half the revenue component of the target bonus is payable if the revenue target is achieved at the 75% level, with graduated payments up to 100% of this component at 100% achievement of our annual revenue target. Half the net income component of the target bonus is payable if we achieve break even results, with graduated payments up to 100% of this component at 100% achievement of our net income target. In addition, the Compensation Committee may award discretionary bonuses, not to exceed three times the individual’s annual base salary, if our revenue and net income targets are exceeded. Conversely, the Compensation Committee reserved the discretion to reduce or eliminate bonuses if our revenue and income targets are not achieved.

ROBERT G. HEINTZ COMMISSION

Mr. Heintz will receive straight commissions based on margins and sales, with a 2007 commission target of $135,000 at our targeted worldwide sales, calculated and paid monthly. In addition, the Compensation Committee in its discretion may award him an extra bonus based on Company performance, not to exceed two times his annual base salary, as described above.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Overview and Philosophy

The Compensation Committee reviews and approves executive officer compensation. Executive compensation includes the following elements: base salaries, annual bonuses, stock options and various benefit plans.

The Compensation Committee is currently composed of three independent directors as defined by Rule 4200 of the NASDAQ Stock Market. It is the Compensation Committee’s objective that executive compensation be tied directly to the achievement of Sunrise Telecom’s performance objectives. Specifically, Sunrise Telecom’s executive compensation program is designed to reward executive performance that results in enhanced corporate and stockholder value. The Compensation Committee reviews and relies on published industry pay survey data in its assessment of appropriate compensation levels. These surveys include the Radford Management Survey and data from companies of comparable size, performance and growth rates in the telecommunications industry. From time to time, the Company and the Compensation Committee may also engage human resource and compensation consultants to address specific compensation issues.

The Compensation Committee recognizes that the industry sector in which Sunrise Telecom operates is highly competitive, resulting in a substantial demand for qualified, experienced executive personnel. The Compensation Committee considers it crucial that Sunrise Telecom be assured of attracting and rewarding its executives who are essential to the attainment of Sunrise Telecom’s long-term strategic goals. For these reasons, the Compensation Committee believes Sunrise Telecom’s executive compensation arrangements must remain competitive with those offered by other companies of similar size, scope, performance levels and complexity of operations.

Annual Cash Compensation and Benefits

The Compensation Committee believes that the annual cash compensation paid to executives should be commensurate with both the executive’s and Sunrise Telecom’s performance. For this reason, Sunrise Telecom’s executive cash compensation consists of base compensation (salary), variable incentive compensation (annual bonus), and stock options.

Base salaries for executive officers are established considering a number of factors, including Sunrise Telecom’s performance, the executive’s individual performance and measurable contribution to Sunrise Telecom’s success and pay levels of similar positions with comparable companies in the industry. The Compensation Committee typically decides base salaries at the first meeting of each year as part of Sunrise Telecom’s formal executive officer annual salary review process.

An executive’s annual bonus generally depends on Sunrise Telecom’s overall financial performance in combination with individual performance.

In addition to providing for an annual bonus program to its executive officers, Sunrise Telecom also provides bonus programs to its other employees according to local employment customs and Sunrise Telecom’s belief that excellent Company performance results from teamwork and individual performance, and that such efforts should be rewarded.

STOCK OPTIONS

Through August 2005, Sunrise Telecom made stock option grants to its executive officers and other employees. The Compensation Committee intends to use option grants to attract, retain and motivate Sunrise Telecom’s executive officers and other participants by providing them with a meaningful stake in Sunrise Telecom’s long-term success. In making its determinations, the Compensation Committee takes into consideration the following: (i) grants made to individuals in similar positions in comparable high technology companies, (ii) Sunrise Telecom’s then current capital structure, (iii) the participants’ contributions to Sunrise Telecom’s short-term and long-term performance and the participant’s ability to build corporate and stockholder value, (iv) the participant’s prior stock option grants, especially as they relate to the number of options vested and unvested, and (v) the impact that total option grants made to all participants have on dilution of current stockholder ownership and Sunrise Telecom’s earnings per share.

Sunrise Telecom has not issued stock options since August 2005. As a result of the failure to timely file its periodic reports with the SEC, the Company does not have an effective registration statement on Form S-8 on file, and has significant limitations on the issuance of common stock and stock options. Sunrise Telecom was delisted from the NASDAQ Stock Market in December 2005. The Compensation Committee may use stock options in compensating executive officers of the Company in the future.

CHIEF EXECUTIVE OFFICER AND PRESIDENT’S COMPENSATION

The Compensation Committee evaluated and approved the 2005 compensation of our former Chief Executive Officer and President, Paul Chang, based on a survey of comparable Chief Executive Officers’ salaries in the San Jose, California metropolitan area and at comparable companies. The Compensation Committee also used data from the Radford Management Survey in its assessment and determination of Mr. Chang’s compensation. Mr. Chang’s 2005 cash compensation consisted of a base salary of $462,550. Mr. Chang received no bonus for 2005. However, Mr. Chang did receive profit sharing in the amount of $4,431, as such profit sharing was paid ratably based on salary to all San Jose division employees, including other executive officers, equal to roughly 1% of base salary. During 2005, Sunrise Telecom granted to Mr. Chang an option to purchase 30,000 shares of Sunrise Telecom common stock at $3.20 per share.

TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

As a matter of policy, Sunrise Telecom believes it is important to retain the flexibility to maximize its tax deductions. Amendments to Section 162(m) of the Internal Revenue Code have eliminated the deductibility for certain executive compensation over a million dollars in any given year. Certain types of performance-based compensation are deductible only if the performance criteria are specified in detail, the performance goals under which compensation is paid is established by a compensation committee comprised solely of two or more “outside directors” and the material terms of the compensation is disclosed and approved by the stockholders. It is the policy of the Compensation Committee to consider the impact, if any, of Section 162(m) on Sunrise Telecom and to document as necessary specific performance goals to seek to preserve Sunrise Telecom’s tax deductions. Currently, Sunrise Telecom’s 2000 Stock Plan meets the requirements necessary to obtain tax deductibility under Section 162(m); however, certain awards made under the 2000 Stock Plan during 2005 may not be fully deductible because Mr. Pfeiffer, the former Chief Technology Officer of the Company, who resigned from the Compensation Committee in May 2005 was not an outside director as defined in Section 162(m).

Compensation Committee

Jennifer J. Walt, Chair

Patrick Peng-Koon Ang

Henry P. Huff

*	$ 100 invested on 12/31/00 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2006, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of September 1, 2007, for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each executive officer named in the Summary Compensation Table above; and

•	all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned are based on 51,349,058 shares of common stock outstanding, as of September 1, 2007. Beneficial ownership is determined under the rules and regulations of the SEC. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of September 1, 2007 are deemed to be outstanding and beneficially owned by the person holding the options for the purposes of computing the number of shares beneficially owned and the percentage ownership of that person, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person. The persons listed in this table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, except as indicated in the footnotes to this table, and subject to applicable community property laws. The address of each person listed in this table who beneficially owns more than 5% of our common stock is c/o Sunrise Telecom Incorporated, 302 Enzo Drive, San Jose, California 95138.

	Amount and Nature of Common Stock Beneficially Owned
Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Paul Ker-Chin Chang	12,728,454	(1)	25%
Paul A. Marshall	11,839,488	(2)	23%
Robert C. Pfeiffer	6,350,112	(3)	12%
Jennifer J. Walt	445,593	(4)	*
Richard D. Kent	66,666	(5)	*
Robert G. Heintz	119,166	(6)	*
Gerhard J. Beenen	0	(7)	*
Patrick Peng-Koon Ang	43,539	(8)	*
Henry P. Huff	71,539	(9)	*
Kirk O. Williams	27,882	(10)	*
All directors and executive officers as a group (10 persons)	31,692,439	(11)	62%

*	Less than one percent of the outstanding shares of common stock.

(1)	Includes 31,800 shares held as custodian for a minor child and 196,454 shares issuable upon exercise of outstanding options.

(2)	Includes 10,023,260 shares held by the Marshall Family Revocable Trust and 259,728 shares issuable upon exercise of outstanding options.

(3)	Includes 41,872 shares issuable upon exercise of outstanding options.

(4)	Includes 25,343 shares issuable upon exercise of outstanding options.

(5)	Represents 66,666 shares issuable upon exercise of outstanding options.

(6)	Includes 119,166 shares issuable upon exercise of outstanding options.

(7)	Excludes a stock option to purchase 80,000 shares to be awarded to Mr. Beenen at the next meeting of the Compensation Committee following the date we become current in our filings with the SEC.

(8)	Represents 43,539 shares issuable upon exercise of outstanding options.

(9)	Includes 43,539 shares issuable upon exercise of outstanding options.

(10)	Represents 27,882 shares issuable upon exercise of outstanding options.

(11)	Represents 824,189 shares issuable upon exercise of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information, as of December 31, 2005, regarding Sunrise Telecom’s equity compensation plans under which Sunrise Telecom common stock may be issued.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted- Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	4,882,481	(2)	$3.62	(3)	6,225,551	(4)
Equity compensation plans not approved by security holders	—		—		—

Total	4,882,481		$3.62		6,225,551

(1)	Our equity compensation plans approved by stockholders are Sunrise Telecom’s 2000 Stock Plan and 2000 Employee Stock Purchase Plan. Our stockholders approved both equity compensation plans in April 2000, and unless terminated sooner pursuant to their terms, terminate automatically ten years after their effective dates in July 2010. Both equity compensation plans also contain automatic adjustment provisions that authorize the Board to approve reserve increases based on a set or variable number of shares, which is linked to the number of shares of our common stock outstanding on the last day of the prior fiscal year. The Board may also approve share reserve increases for any lower number of shares it deems appropriate.

(2)	Represents shares of common stock issuable upon exercise of outstanding options under the 2000 Stock Plan as of December 31, 2005.

(3)	Represents the weighted average exercise price of outstanding options under the 2000 Stock Plan as of December 31, 2005.

(4)	Amount includes 5,822,664 shares of remaining common stock available for future issuance under the 2000 Stock Plan and 402,887 shares of remaining common stock available for future issuance under the 2000 Employee Stock Purchase Plan, as of December 31, 2005. In February 2005, our Board approved a 200,000 share reserve increase for the 2000 Stock Plan pursuant to the automatic adjustment provisions of that plan, bringing the aggregate number of shares available for future issuance under that plan to 5,478,418. Also in February 2005, our Board approved a 300,000 share reserve increase for the 2000 Employee Stock Purchase Plan pursuant to the automatic adjustment provisions of that plan, bringing the aggregate number of shares available for future issuance under that plan to 883,319.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

Our former Chief Executive Officer, President and Chairman of the Board, Paul Ker-Chin Chang, is the owner of Telecom Research Center (“TRC”). During 2005, we purchased equipment used in its manufacturing process for a total of $67,000 from TRC. Our accounts payable to TRC at December 31, 2005 was $0. The terms of our transactions with TRC are similar to those with unrelated parties. Our business relationship with TRC was reviewed and approved by both the Board and the Audit Committee.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT COMMITTEE INFORMATION

Our Audit Committee operates pursuant to the Audit Committee Charter, a copy of which can be accessed electronically on our website at http://www.sunrisetelecom.com/ig/Audit_Committee_Charter.pdf. Our Audit Committee has implemented procedures to ensure that during the course of each fiscal year it devotes the attention that it deems necessary or appropriate to each of the matters assigned to it under the Audit Committee Charter.

AUDIT COMMITTEE REPORT

The responsibilities of the Audit Committee, among other things, include:

•	Reviewing Sunrise Telecom’s audit and related services at least annually;

•

Appointing, determining funding for and overseeing Sunrise Telecom’s auditors and ensuring their independence, including pre-approving all audit services and permissible non-audit services provided by the auditors;

•	Reviewing Sunrise Telecom’s annual and interim financial statements;

•	Reviewing and actively discussing with Sunrise Telecom’s auditors the results of the annual audit of Sunrise Telecom’s financial statements and all significant issues, transactions and changes;

•	Reviewing and actively discussing with Sunrise Telecom’s auditors the results of the SAS 100 review of Sunrise Telecom’s financial statements and all significant issues, transactions and changes;

•	Overseeing the adequacy of Sunrise Telecom’s system of internal accounting controls, including obtaining from the auditors management letters or summaries on such internal accounting controls;

•	Reviewing and establishing procedures for the receipt, retention and treatment of inquiries received by Sunrise Telecom regarding accounting, internal accounting controls or any auditing matters; and

•

Overseeing Sunrise Telecom’s finance function and compliance with SEC requirements and reviewing the status of any legal matters that could have a significant impact on Sunrise Telecom’s financial statements.

The Board has determined that all members of the Audit Committee are “independent” as required by applicable listing standards of the NASDAQ Stock Market. In addition, the Board has determined that Mr. Henry P. Huff qualifies as an Audit Committee Financial Expert as defined in Section 401 of Regulation S-K.

The Audit Committee operated pursuant to a charter approved by the Board . The Audit Committee has implemented procedures to ensure that during the course of each fiscal year it devotes the attention that it deems necessary or appropriate to each of the matters assigned to it under the Audit Committee’s charter. The Audit Committee also has reviewed and reassessed the adequacy of its charter during the course of 2005.

Management is responsible for the preparation, presentation and integrity of Sunrise Telecom’s financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Sunrise Telecom’s independent auditors are responsible for performing an independent audit of the consolidated financial statements in accordance with the standards of the Public Accounting Oversight Board (United States).

In overseeing the preparation of Sunrise Telecom’s consolidated financial statements, the Audit Committee met with both management and the independent auditors to review and discuss all financial statements prior to their issuance and to discuss significant accounting issues. Management advised the Audit Committee that all financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee’s review included discussion with the independent auditors of matters required to be discussed pursuant to Statement on Auditing Standards No. 61, Communication With Audit Committees. The Audit Committee received the written disclosures and the letter from the independent auditors required by the Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees. The Audit Committee also considered whether the provision of non-audit services by the independent auditors was compatible with maintaining the auditors’ independence. Additionally, the Audit Committee has had discussions with the auditors regarding the auditors’ independence. In connection with monitoring Sunrise Telecom’s internal control systems, the Audit Committee periodically consulted with the independent auditors about internal controls and the fairness and accuracy of Sunrise Telecom’s consolidated financial statements.

Based on the review referred to in the preceding paragraph, and subject to the limitations on the role and responsibilities of the Audit Committee referred to in its charter, the Audit Committee recommended to the Board (and the Board approved) the inclusion of Sunrise Telecom’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2005 for filing with the Securities and Exchange Commission. The Audit Committee selected KPMG LLP as independent auditors for the year ended December 31, 2006.

Audit Committee

Henry P. Huff, Chairman

Patrick Peng-Koon Ang

Jennifer J. Walt

INDEPENDENT AUDITORS

FEES PAID TO THE INDEPENDENT AUDITORS

KPMG LLP served as our independent registered public accounting firm for the years ended December 31, 2005 and 2004. The following table sets forth the fees paid to KPMG LLP for the years ended December 31, 2005 and 2004.

Audit and Non-Audit Fees

	2005	2004
Audit Fees (1)	$575,000	$358,400
Audit-Related Fees (2)	6,500	—
Tax Fees (3)	34,390	7,400
Investigation/Restatement Fees (4)	1,500,000	—

Total Fees	$2,115,890	$365,800

(1)	Audit Fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Qs and audit services provided in connection with other statutory and regulatory filings.

(2)	Audit-Related Fees include professional services related to accounting and reporting consultation on proposed transactions and due diligence assistance.

(3)	Tax Fees relate to professional services rendered in connection with US and international tax compliance and preparation for our tax audits. We do not engage KPMG LLP to perform personal tax services for our executive officers.

(4)	Investigation/Restatement Fees relate to professional services rendered in connection with the special Audit Committee investigation, the stock option review, and the restatement of our consolidated financial statements, which were incurred and paid to KPMG LLP primarily during 2006 and 2007.

Our Audit Committee preapproved all services described above. Our Audit Committee determined that KPMG LLP’s provision of Audit-Related Fees and Tax Fees, which may have been non-audit in nature, was compatible with and did not impair KPMG LLP’s independence during 2005.

The services performed by KPMG LLP in 2004 and 2005 were preapproved by our Audit Committee in accordance with the requirements of the Audit Committee Charter. Preapproval is generally provided at regularly scheduled meetings of the Audit Committee.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Our Consolidated Financial Statements are included in Part II, Item 8:

Report on Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

Consolidated Statements of Operations for the years ended December 31, 2005, December 31, 2004, and December 31, 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2005, December 31, 2004, and December 31, 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 31, 2004, and December 31, 2003

Notes to Consolidated Financial Statements

(2)	Supplementary Consolidated Financial Statement Schedule as of and for the years ended December 31, 2005, 2004, and 2003:

None.

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

(a)    Exhibit Index.

		Incorporated by Reference

Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-K	March 16, 2001	3.1

3.2	Amended and Restated Bylaws.				X

4.1	Specimen Stock Certificate.	S-1/A 333- 32070	April 13, 2000	4.1

10.1	Purchase and Sale Agreement and Escrow Instructions dated November 5, 1999 between Sunrise and Enzo Drive, LLC.	S-1 333- 32070	March 9, 2000	10.2

10.2	Form of Indemnification Agreement between Sunrise and each of its Officers and Directors. †	S-1 333- 32070	March 9, 2000	10.6

10.3	2000 Stock Option Plan. †	S-1/A 333- 32070	April 13, 2000	10.7

10.4	2000 Employee Stock Purchase Plan. †	S-1/A 333- 32070	April 13, 2000	10.8

10.5	Form of Nonstatutory Stock Option Agreement. †	S-8 333- 43270	August 8, 2000	99.3

10.6	Form of Incentive Stock Option Agreement. †	S-8 333- 43270	August 8, 2000	99.4

10.7	Company Amended and Restated Employment Terms signed by the Company and Richard Kent dated February 9, 2005. †	8-K	February 8, 2005	10.01

10.8	Company Employment Offer Letter Supplement signed by the Company and Richard Kent dated February 4, 2005. †	8-K	February 8, 2005	10.02

10.9	Company Employment Offer Letter signed by the Company and Richard Kent dated January 27, 2005. †	8-K	February 8, 2005	10.03

10.10	Form of Nonstatutory Stock Option Agreement Addendum between the Company and Richard Kent dated February 8, 2005. †	8-K	February 8, 2005	10.04

10.11	Confidential Settlement Agreement made and entered into as of August 30, 2005 by and among Sunrise Telecom Incorporated, Acterna LLC and JDS Uniphase Corp.	10-Q	November 2, 2007	10.01

10.12	Employment Agreement between Sunrise Telecom Incorporated and Paul Ker-Chin Chang, dated February 7, 2006. †	8-K	February 8, 2006	10.01

		Incorporated by Reference

Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.13	Description of Director Compensation Arrangements, adopted February 7, 2006. †	8-K	February 8, 2006	10.02

10.14	Separation Agreement between Sunrise Telecom Incorporated and Paul Ker-Chin Chang, dated March 14, 2006. †	8-K	March 20, 2006	10.01

10.15	Employment Offer Letter, between Sunrise Telecom Incorporated and Robert Chris Pfeiffer, dated April 05, 2006. †	8-K	April 7, 2006	10.01

10.16	Memorandum dated April 27, 2006 from Paul Marshall, Chief Executive Officer and President of Sunrise Telecom Incorporated announcing the retention incentive bonus program. †	8-K	May 3, 2006	10.01

10.17	Termination Agreement between Sunrise Telecom Incorporated and Daniel Babeux entered into on May 2, 2006.	8-K	May 5, 2006	10.01

10.18	Termination Agreement letter executed by Sunrise Telecom Incorporated and Daniel Babeux entered into on May 2, 2006. †	8-K	May 5, 2006	10.02

10.19	Release and Transaction between Sunrise Telecom Incorporated and Daniel Babeux dated entered into on May 2, 2006. †	8-K	May 5, 2006	10.03

10.20	Change of Control Severance Plan, effective June 21, 2006. †	8-K	June 26, 2006	10.01

10.21	Employment Offer Letter between the Company and Gerhard Beenen. †	8-K	November 3, 2006	99.1

10.22	Management By Objective Plan †				X

10.23	Loan and Security Agreement dated as of August 13, 2007 among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc.	8-K	August 13, 2007	10.01

10.24	Incentive Stock Option Agreement between the Company and Robert Heintz dated July 21, 2004. †				X

10.25	Addendum to 2000 Stock Plan Incentive Stock Option Agreement between the Company and Robert G. Heintz. †				X

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Jose, State of California on November 2, 2007.

SUNRISE TELECOM INCORPORATED

By:	/s/ PAUL A. MARSHALL
Paul A. Marshall
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PAUL A. MARSHALL Paul A. Marshall	President and Chief Executive Officer (Principal Executive Officer), Director	November 2, 2007

/s/ RICHARD D. KENT Richard D. Kent	Chief Financial Officer (Principal Financial Officer)	November 2, 2007

/s/ LAWRENCE A. STRITCH Lawrence A. Stritch	Corporate Controller (Controller)	November 2, 2007

/s/ ROBERT C. PFEIFFER Robert C. Pfeiffer	Director	November 2, 2007

/s/ PATRICK PENG-KOON ANG Patrick Peng-Koon Ang	Director	November 2, 2007

/s/ HENRY P. HUFF Henry P. Huff	Director	November 2, 2007

/s/ JENNIFER J. WALT Jennifer J. Walt	Director	November 2, 2007

Exhibit Index

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-K	March 16, 2001	3.1

3.2	Amended and Restated Bylaws.				X

4.1	Specimen Stock Certificate.	S-1/A 333- 32070	April 13, 2000	4.1

10.1	Purchase and Sale Agreement and Escrow Instructions dated November 5, 1999 between Sunrise and Enzo Drive, LLC.	S-1 333- 32070	March 9, 2000	10.2

10.2	Form of Indemnification Agreement between Sunrise and each of its Officers and Directors. †	S-1 333- 32070	March 9, 2000	10.6

10.3	2000 Stock Option Plan. †	S-1/A 333- 32070	April 13, 2000	10.7

10.4	2000 Employee Stock Purchase Plan. †	S-1/A 333- 32070	April 13, 2000	10.8

10.5	Form of Nonstatutory Stock Option Agreement. †	S-8 333- 43270	August 8, 2000	99.3

10.6	Form of Incentive Stock Option Agreement. †	S-8 333- 43270	August 8, 2000	99.4

10.7	Company Amended and Restated Employment Terms signed by the Company and Richard Kent dated February 9, 2005. †	8-K	February 8, 2005	10.01

10.8	Company Employment Offer Letter Supplement signed by the Company and Richard Kent dated February 4, 2005. †	8-K	February 8, 2005	10.02

10.9	Company Employment Offer Letter signed by the Company and Richard Kent dated January 27, 2005. †	8-K	February 8, 2005	10.03

10.10	Form of Nonstatutory Stock Option Agreement Addendum between the Company and Richard Kent dated February 8, 2005. †	8-K	February 8, 2005	10.04

10.11	Confidential Settlement Agreement made and entered into as of August 30, 2005 by and among Sunrise Telecom Incorporated, Acterna LLC and JDS Uniphase Corp.	10-Q	November 2, 2007	10.01

10.12	Employment Agreement between Sunrise Telecom Incorporated and Paul Ker-Chin Chang, dated February 7, 2006. †	8-K	February 8, 2006	10.01

10.13	Description of Director Compensation Arrangements, adopted February 7, 2006. †	8-K	February 8, 2006	10.02

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.14	Separation Agreement between Sunrise Telecom Incorporated and Paul Ker-Chin Chang, dated March 14, 2006. †	8-K	March 20, 2006	10.01

10.15	Employment Offer Letter, between Sunrise Telecom Incorporated and Robert Chris Pfeiffer, dated April 05, 2006. †	8-K	April 7, 2006	10.01

10.16	Memorandum dated April 27, 2006 from Paul Marshall, Chief Executive Officer and President of Sunrise Telecom Incorporated announcing the retention incentive bonus program. †	8-K	May 3, 2006	10.01

10.17	Termination Agreement between Sunrise Telecom Incorporated and Daniel Babeux entered into on May 2, 2006.	8-K	May 5, 2006	10.01

10.18	Termination Agreement letter executed by Sunrise Telecom Incorporated and Daniel Babeux entered into on May 2, 2006. †	8-K	May 5, 2006	10.02

10.19	Release and Transaction between Sunrise Telecom Incorporated and Daniel Babeux dated entered into on May 2, 2006. †	8-K	May 5, 2006	10.03

10.20	Change of Control Severance Plan, effective June 21, 2006. †	8-K	June 26, 2006	10.01

10.21	Employment Offer Letter between the Company and Gerhard Beenen. †	8-K	November 3, 2006	99.1

10.22	Management By Objective Plan †				X

10.23	Loan and Security Agreement dated as of August 13, 2007 among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc.	8-K	August 13, 2007	10.01

10.24	Incentive Stock Option Agreement between the Company and Robert Heintz dated July 21, 2004. †				X

10.25	Addendum to 2000 Stock Plan Incentive Stock Option Agreement between the Company and Robert G. Heintz. †				X

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement.