Form 10-Q
period 2006-03-31
SUNRISE TELECOM INC
filed 2008-03-10
CIK 907152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☐            Accelerated Filer  ☐             Non-accelerated Filer  ☒             Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of February 1, 2008, there were 51,349,058 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

“3GMaster,” “FTT,” “HTT,” “RealWORX,” “Sunrise Telecom,” “SunSet,” “SunLite,” “STT,” “Sunset MTT,” “Oculist,” “NeTracker,” “Ghepardo,” “CaLan,” and “Lantrend” are trademarks of Sunrise Telecom Incorporated. This Quarterly Report on Form 10-Q also includes references to registered service marks and trademarks of other entities.

CAUTION ARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements concerning projected net revenue, costs and expenses and gross margin; accounting estimates; assumptions and judgments; the impact of the restatement of our financial statements; the effects of our pending litigation; the demand for our products; the effect that seasonality and volume will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale our operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of, and anticipated growth in, our markets; manufacturing, assembly and test capacity; our potential needs for additional capital; and inventory and accounts receivable levels. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, and certain assumptions we have made, all of which may be subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of many factors, including those listed under the section “Risk Factors” contained in Part II, Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

Forward-looking statements are not the only statements you should regard with caution. The preparation of our consolidated financial statements for the three months ended March 31, 2006 and prior periods required us to make judgments with respect to the methodologies we selected to calculate the adjustments contained in the restated financial statements for the three months ended March 31, 2005, as well as estimates and assumptions regarding the application of those methodologies. These judgments, estimates and assumptions, which are based on factors that we believe to be reasonable under the circumstances, affected the amounts of additional deferred compensation, additional stock-based compensation expense, additional inventory reserves, and deferred income tax expense that we recorded in 2001, 2002, 2003, 2004, and, 2005. The application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, we are restating our condensed consolidated statements of operations for the quarter ended March 31, 2005. Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements, included in this report, for additional information concerning the restatement. Our decision to restate was the result of our voluntary investigation of historical stock option granting practices that was conducted by our management under the direction of our Audit Committee of our Board of Directors (“Audit Committee”), as well as our identification of an error in the accounting for deferred tax liabilities relating to goodwill.

All financial information contained in this report gives effect to this restatement, unless stated otherwise. You should not rely upon financial information included in any earnings press releases and similar communications issued by us, or any of our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, or on the related opinions of our independent registered public accounting firm, for the periods ended March 31, 2001 through June 30, 2005, all of which financial information is superseded in its entirety by the information in this report and our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 2, 2007. This report should be read in conjunction with our 2005 Annual Report on Form 10-K, as well as any Current Reports filed on Form 8-K.

The adjustments did not affect our previously-reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods.

PART I   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATE MENTS

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDEN SED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data, unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$17,353	$18,324
Short-term investments	6,124	6,632
Accounts receivable, net of allowance of $98 and $428, respectively	12,472	17,725
Inventories	14,903	13,298
Prepaid expenses and other assets	2,739	1,185
Deferred tax assets	155	155

Total current assets	53,746	57,319
Property and equipment, net	26,765	26,681
Restricted cash	300	17
Marketable securities	997	818
Goodwill	12,506	12,493
Intangible assets, net	1,414	1,564
Other assets	1,188	888

Total assets	$96,916	$99,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$188	$243
Accounts payable	2,927	2,446
Other accrued expenses	12,409	11,796
Income taxes payable	2,206	1,858
Deferred revenue	1,241	842

Total current liabilities	18,971	17,185
Notes payable, less current portion	549	602
Deferred revenue	19	9
Deferred tax liabilities	1,223	1,135

Total liabilities	20,762	18,931

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,349,058 shares issued and outstanding as of March 31, 2006 and December 31, 2005	51	51
Additional paid-in capital	76,654	76,392
Deferred stock-based compensation	—	(8)
Retained earnings (deficit)	(1,932)	3,250
Accumulated other comprehensive income	1,381	1,164

Total stockholders’ equity	76,154	80,849

Total liabilities and stockholders’ equity	$96,916	$99,780

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSE D CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2006	2005
		(Restated)
Net sales	$16,389	$11,718
Cost of sales	6,062	4,040

Gross profit	10,327	7,678

Operating expenses:
Research and development	5,269	4,584
Selling and marketing	6,103	4,864
General and administrative	4,069	3,153

Total operating expenses	15,441	12,601

Loss from operations	(5,114)	(4,923)
Other income, net	351	202

Loss before income taxes	(4,763)	(4,721)
Income tax expense	419	237

Net loss	$(5,182)	$(4,958)

Loss per share:
Basic and diluted	$(0.10)	$(0.10)

Shares used in per share computation:
Basic and diluted	51,349	50,758

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOL IDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Cash received from customers	$22,376	$16,702
Cash paid to suppliers and employees	(22,687)	(15,863)
Income taxes refunded (paid)	19	(71)
Interest and other receipts, net	354	223

Net cash provided by operating activities	62	991

Cash flows from investing activities:
Proceeds from sales of short-term investments	508	2,000
Purchases of short-term investments	—	(2,395)
Sales of marketable securities	4	—
Capital expenditures	(1,162)	(732)

Net cash used in investing activities	(650)	(1,127)

Cash flows from financing activities:
(Increase) decrease in restricted cash	(283)	294
Payments on notes payable	(122)	(67)
Dividends paid	—	(2,539)
Proceeds from exercise of stock options	—	212

Net cash used in financing activities	(405)	(2,100)

Effect of exchange rate changes on cash and cash equivalents	22	(167)

Net decrease in cash and cash equivalents	(971)	(2,403)
Cash and cash equivalents at the beginning of the period	18,324	17,758

Cash and cash equivalents at the end of the period	$17,353	$15,355

Supplemental Disclosures
Cash paid for interest	$9	$9

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Business and Certain Significant Accounting Policies

(a) Business

Sunrise Telecom Incorporated (the “Company”) was incorporated as Sunrise Telecom, Inc. in California in October 1991. In July 2000, the Company reincorporated in Delaware and changed its name to Sunrise Telecom Incorporated. The Company develops, manufactures, and markets service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, and Internet networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. Due to its international operations, the Company has wholly-owned subsidiaries located outside of the United States in Canada, Italy, Taiwan, Switzerland, South Korea, Japan, China, Germany, France, Spain, and Mexico.

(b) Basis of Presentation

The unaudited condensed consolidated financial statements and notes to the condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, which are only normal recurring adjustments, necessary for their fair presentation.

All financial information included in the Company’s reports on Form 10-K, Form 10-Q, Form 8-K and amendments to those reports, if any, previously filed by the Company, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for the periods ended March 31, 2001 through June 30, 2005, are superseded in their entirety by the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 and its Annual Report of Form 10-K for the year ended December 31, 2005. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on November 2, 2007.

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or for the full year.

(c) Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. Potential common equivalent shares from weighted average outstanding stock options were excluded from the calculation of diluted net loss per share presented in the condensed consolidated statements of operations because their effect would have been anti-dilutive due to the net loss in such periods. Potential common equivalent shares from weighted average outstanding stock options of 4,694,650 and 4,517,831 shares were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2006, and 2005, respectively.

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2006	2005
Basic net loss per share —weighted-average number of common shares outstanding	51,349	50,758
Effect of dilutive potential common equivalent shares – stock options outstanding	—	—

Diluted net loss per share —weighted-average number of common and common equivalent shares outstanding	51,349	50,758

(d) Share-Based Compensation

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for all eligible employees. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005, the SEC issued Staff Accounting Bulleting (“SAB”) No. 107, Share-Based Payment (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified-prospective method of recognition of compensation expense related to share-based payments effective January 1, 2006. The Company’s condensed consolidated statements of operations for the three months ended March 31, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective transition method, the Company’s condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Note 11 for the pro forma illustration of the effect on net loss and net loss per share information for the three months ended March 31, 2005, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model. See Note 11 for further disclosures regarding the adoption of SFAS 123R.

(e) Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must reach before financial statement recognition. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s fiscal year 2007. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s consolidated financial statements.

On September 15, 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2008, for financial assets and liabilities and for fiscal years beginning after November 15, 2008, which is the Company’s fiscal year 2009, for non-financial assets and liabilities. The Company does not expect that the adoption of SFAS 157 will have a significant impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company expects to adopt SAB 108 in the fourth quarter of fiscal year 2006. The Company believes at this time that the adoption of SAB 108 will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2008. The Company is currently assessing the impact of the adoption of SFAS 159 on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007)—Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt SFAS 141R in its fiscal year 2009 commencing January 1, 2009.

(2)	Restatement of Unaudited Consolidated Financial Statements

The Company’s condensed consolidated financial statements as of March 31, 2005 and for the three month period then ended have been restated to correct for errors in the accounting for stock-based compensation expense and income taxes which are further described below.

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

The amounts of the adjustments we recorded for the years 2001 through 2005 were calculated pursuant to APB 25. The adjustments did not affect the Company’s previously reported revenue, cash, cash equivalents or short-term investment balances in any of the restated periods.

The following table summarizes the impact of the additional stock-based compensation expense resulting from the investigation of the Company’s historical stock option granting practices on previously-reported stock-based compensation expense for the three months ended March 31, 2005 (in thousands):

	Stock-Based Compensation Expense
	As Reported	Adjustments	As Restated
Three Months Ended March 31, 2005	$—	$37	$37

(b) Income Tax Expense

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) on January 1, 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill from business acquisitions for financial reporting purposes. Goodwill continues to be amortized for tax reporting, creating a temporary book to tax difference. SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), requires that the Company recognize a deferred tax liability for this taxable temporary difference. The temporary book to tax difference is classified as a long-term deferred tax liability as the timing of any ultimate recognition of expense from the impairment or abandonment of these assets is indeterminate.

In the first quarter of 2004, a valuation allowance was recorded against all of the Company’s net deferred tax assets in most jurisdictions, as the realization of these deferred tax assets was uncertain due to the Company’s recent operating losses. At the time this valuation allowance was recorded, the Company made an error and offset the deferred tax liability associated with the temporary difference in the amortization of goodwill against other deferred tax assets.

The Company failed to recognize the combined impact of the adoption of SFAS 142 in combination with the recording of the valuation allowance against the net deferred tax assets, and, as a result, continued to offset the indeterminate deferred tax liability against deferred tax assets. This error resulted in the failure to recognize $131,000 in deferred tax expense for the three months ended March 31, 2005.

(c) Impact of the Additional Stock-Based Compensation Expense, and Income Tax Expense Errors on the Unaudited Condensed Consolidated Statements of Operations

The following table presents the impact of the financial statement adjustments on the Company’s previously-reported unaudited condensed consolidated statements of operations for the three months ended March 31, 2005 (in thousands, except per share data):

	Three Months Ended March 31, 2005
	As Reported	Adjustments	As Restated
Net sales	$11,718	$—	$11,718
Cost of sales	4,039	1	4,040

Gross profit	7,679	(1)	7,678

Operating expense:
Research and development	4,569	15	4,584
Selling and marketing	4,851	13	4,864
General and administrative	3,145	8	3,153

	12,565	36	12,601

Loss from operations	(4,886)	(37)	(4,923)
Other income, net	202	—	202

Loss before income taxes	(4,684)	(37)	(4,721)
Income tax expense	106	131	237

Net loss	$(4,790)	$(168)	$(4,958)

Net loss per share, basic and diluted	$(0.09)		$(0.10)

Shares used in computing net loss per share, basic and diluted	50,758		50,758

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of operations above (in thousands):

	Three Months Ended March 31, 2005
	As Reported	Adjustments	As Restated
Cost of sales	$—	$1	$1
Research and development	—	15	15
Selling and marketing	—	13	13
General and administrative	—	8	8

	$—	$37	$37

(d) Impact of the Additional Stock-Based Compensation Expense, and Income Tax Expense Adjustments on the Stock-Based Compensation Disclosures in Accordance with SFAS 123

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is pro forma information as to the effect on net loss and net loss per share information for the three months ended March 31, 2005, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In addition, the table below presents the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported pro forma illustrations for the stated periods (in thousands, except per share data):

	Three Months Ended March 31, 2005
	As Reported	Adjustments	As Restated
Net loss	$(4,790)	$(168)	$(4,958)
Add: Stock-based compensation expense included in net loss	—	37	37
Deduct: Stock-based compensation expense determined under the fair value method	(394)	(319)	(713)

Net loss — pro forma	$(5,184)	$(450)	$(5,634)

Net loss per share (basic and diluted)	$(0.09)		$(0.10)

Net loss per share (basic and diluted) — pro forma	$(0.10)		$(0.11)

(3)	Related Party Transactions

On February 7, 2006, Paul Chang resigned his positions as President and Chief Executive Officer and Chairman and member of the Board of Directors. On that same day, the Company entered into an employment agreement with Mr. Chang, pursuant to which the Company employed Mr. Chang as its Technology Advisor at an annual salary of $400,000. Under the terms of the agreement, if Mr. Chang’s employment was terminated by the Company without cause and Mr. Chang executed a general release of claims, the Company agreed to provide him with certain severance benefits at the time of termination of employment less applicable withholdings.

On March 14, 2006, the Company entered into a separation agreement with Mr. Chang and provided Mr. Chang a severance payment of $300,000, less applicable taxes as well as payment of outstanding salary and benefits, which was recorded as general and administrative expense in the three months ended March 31, 2006.

(4)	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2006	December, 31, 2005
Raw materials	$7,017	$5,317
Work in process	4,070	4,402
Finished goods	3,816	3,579

	$14,903	$13,298

(5)	Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the equity of the Company that are excluded from net loss. The components of the Company’s comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
		(Restated)
Net loss	$(5,182)	$(4,958)
Change in unrealized gain on available-for-sale investments, net of any tax effect	181	107
Change in foreign currency translation adjustments, net of tax	36	(167)

Total comprehensive loss	$(4,965)	$(5,018)

(6)	Short-Term Investments and Marketable Securities

The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates this designation at each balance sheet date. Investments classified as available-for-sale are reported at market value, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income (loss) in stockholders’ equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in other income, net in the condensed consolidated statements of operations. Investment securities available for current operations are classified as current assets, and all other investment securities are classified as non-current assets.

Short-term investments as of March 31, 2006 and December 31, 2005 consisted primarily of market auction rate notes that reset every seven to ninety days, but have an underlying maturity that extends beyond ninety days. The fair value of short-term investments approximates cost as of March 31, 2006 and December 31, 2005.

Non-current marketable securities at March 31, 2006 and December 31, 2005, consisted of common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation. The Company has classified this investment as an available-for-sale security, which is stated at fair value with the unrealized gain presented as a separate component of other comprehensive income (loss) in stockholders’ equity. The market for these securities is limited and the Company believes it may be difficult to sell a substantial number of shares in any given period, and for this reason it is not classified as a current asset.

At March 31, 2006, the Company held 3,300,020 shares of Top Union stock. The Company sold 9,000 shares of Top Union stock for gross proceeds of approximately $4,000, realizing gains of $2,000 during the three month period ended March 31, 2006. The Company sold no shares during the three month period ended March 31, 2005.

As of March 31, 2006, the fair value of the Top Union shares was $997,000. This resulted in an additional unrealized gain of $181,000 for the three-month period ended March 31, 2006, which the Company recorded as other comprehensive income. At March 31, 2006, the cumulative unrealized gain on this investment was $236,000.

(7)	Goodwill and Other Intangible Assets

Acquired intangible assets consisted of the following (in thousands):

	As of March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,872	$(6,199)	$673
Non-compete (four years)	215	(163)	52
License (five years)	637	(513)	124
Patents and trademarks (two to seventeen years)	668	(103)	565

	$8,392	$(6,978)	$1,414

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,871	$(6,096)	$775
Non-compete (four years)	213	(152)	61
License (five years)	637	(500)	137
Patents and trademarks (two to seventeen years)	686	(95)	591

	$8,407	$(6,843)	$1,564

The Company amortizes intangible assets on a straight-line basis over their estimated useful lives of up to seventeen years. Aggregate amortization expense for the three months ended March 31, 2006 and 2005 was $145,000 and $586,000, respectively. Amortization expense is classified as a general and administrative expense on the Company’s condensed consolidated statements of operations.

Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Nine months ending December 31, 2006	$541
Year ending December 31,
2007	241
2008	32
2009	32
2010	32
Thereafter	536

$1,414

The changes in the carrying amount of goodwill during the three months ended March 31, 2006 were as follows (in thousands):

Balance as of December 31, 2005	$12,493
Effect of foreign currency translation	13

Balance as of March 31, 2006	$12,506

The Company performs its annual impairment test of goodwill, as required by SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), as of November 30 of each fiscal year, unless a triggering event occurs before that date.

(8)	Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Insurance deposits	$434	$313
Rental deposits	441	200
Other deposits	313	375

	$1,188	$888

(9)	Product Warranties Liability

Changes in the Company’s liability for product warranties during the three month periods ended March 31, 2006 and 2005 were as follows (in thousands):

	Balance at Beginning of Period	Warranty Expense	Warranty Costs	Balance at End of Period
Three months ending March 31, 2006	$834	$149	$(138)	$845
Three months ending March 31, 2005, as restated	$811	$178	$(179)	$810

The amounts shown in the table above for warranty expense and warranty costs for the three months ending March 31, 2005 have been restated to properly reflect actual warranty expense and warranty costs. The Company determined that certain warranty costs were being charged directly to cost of sales instead of the warranty accrual, which understated both the warranty expense and warranty costs amounts previously reported. The beginning and ending accrued warranty balances were not impacted by these changes.

(10)	Short-term Borrowings and Notes Payable

As a result of various acquisitions completed during prior years, as of March 31, 2006, the Company had three non-interest bearing notes payable. The aggregate outstanding balance on these notes at March 31, 2006 was $37,000. In addition, the Company has a loan from the Italian government, which bears interest at 2% per year. As of March 31, 2006, the outstanding balance on this loan was $679,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003. The Company also has three short-term notes and other borrowings, with an aggregate amount due of $21,000 as of March 31, 2006.

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Nine months ending December 31, 2006	$135
Year ending December 31,
2007	138
2008	133
2009	133
2010	133
Thereafter	65

$737

(11)	Share-Based Compensation

The purpose of the Company’s various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in the Company’s common stock in order to strengthen the mutuality of interests between such persons and its stockholders and to provide such persons with annual and long-term performance incentives to focus their best efforts in the creation of stockholder value. Consequently, share-based compensatory awards issued subsequent to the initial award to the Company’s employees and consultants are determined primarily on the basis of individual performance. The Company’s share-based compensation plans with outstanding awards consist of the 1993 Stock Option Plan, the 2000 Stock Plan, and the 2000 Employee Stock Purchase Plan.

The Company utilizes the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatilities were used in estimating the fair value of share-based awards, while the expected life of options was estimated based on historical trends since the Company’s initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of the Company’s share-based compensation. Further, as required under SFAS 123R, the Company now estimates forfeitures for share-based awards that are not expected to vest. The Company charges the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for stock options and up to two years for the employee stock purchase plan. While the Company’s estimate of fair value and the associated charge to earnings materially affects its results of operations, it has no impact on its cash position.

In accordance with SFAS 123R, the Company recognizes tax benefits upon expensing certain share-based awards associated with its share-based compensation plans, including nonqualified stock options, but under current accounting standards the Company cannot recognize tax benefits concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after the Company’s adoption of SFAS 123R, it recognizes tax benefits only in the period when disqualifying dispositions of the underlying stock occur, which may be up to several years after vesting and in a period when the Company’s stock price substantially increases. For qualified stock options that vested prior to the Company’s adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital to the extent the Company is able to reduce taxes payable.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Under paragraph A94 footnote 82 of SFAS 123R, tax benefits associated with excess tax deductions normally creditable to additional paid-in capital are not recognized until the deduction reduces taxes payable. Accordingly, no tax benefit related to excess tax deductions from qualified stock options was recognized during the three month period ended March 31, 2006.

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2006 as a result of the adoption of SFAS 123R were as follows (in thousands):

Cost of sales	$17
Research and development	107
Selling and marketing	100
General and administrative	46

Total	$270

The impact of adopting SFAS 123R resulted in an increase to the Company’s loss before income taxes and net loss of $264,000 for the three months ended March 31, 2006 but did not impact the reported net loss per share. Application of SFAS 123R had no impact on the Company’s cash position or cash flows from operations.

The Company has historically issued new shares upon the exercise of stock options or employee stock purchase plan purchases.

Stock Options

The Company’s share-based compensation plans with outstanding stock option awards include the 1993 Stock Option Plan and the 2000 Stock Plan (“the Plans”). Under the Plans, the Company may grant employees, consultants, and directors incentive stock options or nonqualified stock options to purchase shares of its common stock at not less than 100% or 85% of the fair market value, respectively, on the date of grant.

Options issued under the Plans generally vest 25% at the end of 12 months from the vesting commencement date and approximately 2% each month thereafter until fully vested at the end of 48 months from the vesting commencement date. Options not exercised ten years after the date of grant are cancelled. Approximately 284,000 shares associated with options granted in prior periods vested in the quarter ended March 31, 2006.

The following table summarizes stock option activity and weighted average exercise prices for the three months ended March 31, 2006, and for options outstanding and options exercisable, the weighted average exercise prices and the aggregate intrinsic value as of March 31, 2006. The aggregate intrinsic value is based on the closing price of the Company’s common stock on March 31, 2006 of $2.25. Outstanding in the money options represented 1,665,364 shares, of which 1,484,858 were exercisable as of March 31, 2006.

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Balance at December 31, 2005	5,822,664	4,882,481	$3.62
Granted	—	—	$—
Exercised	—	—	$—
Forfeited	188,631	(188,631)	$3.66

Balance at March 31, 2006	6,011,295	4,693,850	$3.62	6.02	$788

Exercisable		3,835,361	$3.77	5.51	$729

Exercisable and expected to vest		4,581,446	$3.63	5.85	$766

The following table summarizes cash received and the aggregate intrinsic value for stock options exercised during the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Cash received	$—	$212
Aggregate intrinsic value	$—	$161

The Company has not granted stock options or other share-based awards since August 2005. Certain of the forfeited and expired options presented in the above table represent options that were not able to be exercised due to the Company not being current in its SEC filings.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123. In accordance with APB 25 and related interpretations, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the measurement date, unless certain modifications were subsequently made. The Company recorded deferred compensation in connection with stock options granted with exercise prices less than the fair market value of the common stock on the measurement date. The amount of such deferred stock-based compensation per share was equal to the excess of the fair market value over the exercise price on such date. Recorded deferred stock-based compensation was recognized as stock-based compensation expense ratably over the applicable vesting periods, which are generally deemed to be the applicable service periods. Accordingly, deferred compensation cost was recorded on the date of the grant to the extent that the fair value of the underlying share of common stock exceeded the exercise price for a stock option or the purchase price for a share of common stock. Upon the adoption of SFAS 123R effective January 1, 2006, the Company reversed unrecognized deferred stock-based compensation of $8,000 as of December 31, 2005 and reduced additional paid-in capital by the same amount.

Unrecognized compensation expense as of March 31, 2006 was $1.4 million and will be recognized ratably over the expected remaining term of approximately three years.

If compensation expense for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS 123, the Company’s net loss and loss per share, as reported, would have been increased to the pro forma amounts indicated below (in thousands, except per share data) for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
(Restated)
Net loss, as reported	$(4,958)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	37
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(713)

Net loss, pro forma	$(5,634)

Loss per share, as reported:
Basic and diluted	$(0.10)

Loss per share, pro forma:
Basic and diluted	$(0.11)

The Company made no new grants of stock options or other share-based awards, and did not modify any existing awards, in the three months ended March 31, 2006. For purposes of computing pro forma net loss for the three months ended March 31, 2005 under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants are as follows:

	Three Months Ended March 31,
	2006	2005
Dividend yield	—	1.7%
Expected term	—	5 Years
Risk-free interest rate	—	4.17%
Volatility rate	—	0.6485

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan (the “Purchase Plan”) became effective in April 2000. The Purchase Plan allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the fair market value (“FMV”) at the beginning of the offering period or the exercise date. The offering period extends for up to two years and includes four exercise dates occurring at six month intervals. Under the terms of the plan, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new offering period of up to two years will commence.

No purchases have been permitted subsequent to November 10, 2005 due to restrictions on the Company’s ability to issue stock as a result of being delinquent with its SEC filings. There were no purchases under the Purchase Plan during the quarter ended March 31, 2006.

The assumptions used to value the shares to be issued under the Purchase Plan are as described in the table below:

	Three Months Ended March 31,
	2006	2005
Dividend yield	—	1.7%
Expected Term	—	1.25 Years
Risk-free interest rate	—	4.17%
Volatility rate	—	0.6485

The following table summarizes cash received and the aggregate intrinsic value for purchases under the Purchase Plan during the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Cash received	$—	$—
Aggregate intrinsic value	$—	$—

(12)	Income Taxes

The Company determines the need for a valuation allowance on deferred tax assets in accordance with the provisions of SFAS 109 which requires that the Company weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for the future tax consequences attributable to operating losses and tax credit carry-forwards. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. The Company evaluated all significant available positive and negative evidence, including the existence of cumulative net losses in recent periods, benefits that could be realized from available tax strategies, and forecasts of future taxable income, in determining the need for a valuation allowance on its deferred tax assets. Cumulative net losses in recent periods represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS 109. Accordingly, the Company intends to maintain a valuation allowance against all of the Company’s net deferred tax assets in the United states and most of the foreign jurisdictions until sufficient positive evidence, such as the resumption of a consistent earnings pattern, exists to support its reversal in accordance with SFAS 109.

(13)	Segment Information

Net sales information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
United States	$7,817	$4,884
Canada	625	373
Asia/Pacific	3,981	3,004
Europe/Africa/Middle East	3,136	2,873
Latin America	830	584

	$16,389	$11,718

Long-lived assets, which consist of property and equipment, were located in the following geographic regions (in thousands):

	March 31, 2006	December 31, 2005
United States	$22,243	$23,036
Canada	1,943	1,157
Taiwan and other Asia/Pacific	1,312	1,339
Europe/Africa/Middle East	1,267	1,149

	$26,765	$26,681

Net sales information by product category is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Wireline access	$6,180	$4,790
Cable broadband	5,790	3,930
Fiber optics	3,820	2,366
Signaling	599	632

	$16,389	$11,718

No single customer accounted for 10% or more of the Company’s total sales during the three months ended March 31, 2006 or 2005.

(14)	Statements of Cash Flows

The Company presents its condensed consolidated statements of cash flows using the direct method. Following is a reconciliation of net loss to net cash provided by operating activities (in thousands):

	Three Months Ended March 31,
	2006	2005
		(Restated)
Net loss	$(5,182)	$(4,958)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,273	1,742
Stock-based compensation expense	270	37
Provision for (recoveries of) losses on accounts receivable	4	(174)
Loss on disposal of property and equipment	2	6
Gain on sale of marketable securities	(2)	—
Deferred income taxes	88	124
Changes in operating assets and liabilities :
Accounts receivable	5,249	4,984
Inventories	(1,657)	(491)
Prepaid expenses and other assets	(1,837)	(109)
Accounts payable and other accrued expenses	1,097	8
Income taxes payable	348	42
Deferred revenue	409	(220)

Total adjustments	5,244	5,949

Net cash provided by operating activities	$62	$991

(15)	Legal Proceedings and Contingencies

Certain current and former employees have expired unexercised options, that, but for the Company’s inability to issue stock, may have realized gains from the exercise of those options. The Company may decide, or be required, to provide compensation for the intrinsic value of those expired unexercised options. The Company could elect, or be required, to make cash payments, issue stock, or provide replacement share-based compensation to these option holders to compensate them for the lost intrinsic value from these expired unexercised options. There exists the possibility of a material adverse impact on the Company’s results of operations as a result of the resolution of this matter.

From time to time, the Company may be involved in litigation or other legal proceedings relating to claims arising out of its day-to-day operations or otherwise. Litigation is inherently uncertain, and the Company could experience unfavorable rulings. Should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations, cash flows or on its business for the period in which the ruling occurs and/or future periods.

(16)	Subsequent Events

Stockholder Litigation

On December 13, 2006, a stockholder derivative lawsuit was filed in the Superior Court of the State of California on behalf of Chris Stovall, a purported stockholder of the Company, against certain of the Company’s current and former officers, directors, and employees and naming the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty, waste, unjust enrichment and other statutory claims arising out of the Company’s stock option grant practices, which plaintiff claims included the “backdating” of stock option grants. The Company had disclosed an internal review of such practices in November 2006 and described the results of that review in its Annual Report on Form 10-K for 2005, filed on November 2, 2007. The court has twice granted the Company’s motions to dismiss the claims based on the insufficiency of the complaint.

On November 21, 2007, Stovall filed a second amended complaint alleging similar legal claims arising primarily out of the historic stock option grant practices as described in our 2005 Form 10-K. The second amended complaint seeks monetary damages from the individual defendants, restitution, disgorgement of profits, attorneys’ fees, and various corporate governance reforms.

In February 2008, the parties attempted to resolve the litigation through mediation, but were unsuccessful. The parties may continue with their mediation efforts in the future. The Company intends to continue to assert all available defenses.

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

On September 27, 2007, the Company reached a settlement with VeEx which terminated all outstanding litigation. The settlement did not have a material impact on the Company’s consolidated financial statements.

B.T.T. Communications Technologies Ltd.

On February 14, 2007, B.T.T. Communications Technologies Ltd. (“BTT”) filed a lawsuit against the Company and RDT Equipment and Systems (1993) Ltd. (“RDT”) in Tel-Aviv Jaffa District Court in Israel. BTT alleged that the Company unlawfully terminated that certain Distribution Agreement by and between the Company and BTT dated December 1, 2000. BTT further alleged that the Company misappropriated BTT’s proprietary and quasi-proprietary rights with respect to certain trade secrets including, but not limited to, customer lists, projects and certain rights of distribution. BTT sought injunctive relief to prohibit the Company from distributing products in Israel through another distributor, namely RDT. On December 31, 2007, the Company reached a settlement with BTT which terminated all outstanding litigation between the parties. The settlement did not have a material impact on the Company’s consolidated financial statements.

Revolving Credit Arrangement

On August 13, 2007, the Company entered into a $10 million secured revolving credit arrangement, as well as a letter of credit facility, with Silicon Valley Bank to improve liquidity and working capital for the Company. The Company may borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at the bank’s prime rate (6.0% at February 1, 2008). This line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable. The line of credit and facility expires on August 13, 2008. As of December 28, 2007, the revolving credit arrangement was amended to reduce the Company’s tangible net worth requirement from $57 million to $50 million. As of the date of this report, there are no amounts outstanding under this revolving credit arrangement.

Restructuring

On February 6, 2008, the Company announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a reduction in the Company’s worldwide workforce, across all functional areas, and a shut-down of certain international offices. The restructuring charge is estimated to be approximately $1.4 million and includes employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment that will be disposed, and will be recorded in during the first quarter of fiscal 2008.

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

The third factor is profitability. In general, profitability indicates our success in generating present and future cash flows from our operating activities. Key components of our profitability are net sales, cost of sales, and operating expenses. See the discussion directly below and “Comparison of Three-Months Ended March 31, 2006 and 2005.”

For the three months ended March 31, 2006, our net loss was $5.2 million compared with $5.0 million for March 31, 2005. Manufacturing related delays in shipping certain products adversely impacted our net sales for the first quarter of 2005 resulting in a greater than usual seasonal decline than in prior years. Our loss from operations during the three months ended March 31, 2006 was increased substantially due to costs incurred as a result of the investigation of certain business practices at our subsidiaries of $1.6 million and employee termination related payments of $0.4 million, primarily relating to the separation agreement with our former Chief Executive Officer.

Our net sales for the three months ended March 31, 2006 increased to $16.4 million from $11.7 million for the same period during 2005. Our backlog at March 31, 2006 increased to $14.6 million, a $7.0 million increase from backlog of $7.6 million at both December 31, 2005 and March 31, 2005. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in the amount of backlog orders for our products from quarter to quarter.

Sources of Net Sales

We generate our cash flows primarily from selling telecommunications and broadband cable network testing equipment, and our future cash flows are largely dependent on our continuing ability to sell our products and collect cash for the sales to our customers. Our sales largely depend upon our ability to provide products that test most types of telecommunications network technologies, including those related to twisted-pair copper, cable broadband, and fiber optics networks. Within these technologies, we provide products that test the entire length of the network, from the point of installation in a building or residence through system back-offices and trunk lines, including the signaling processes that set up and tear down phone calls and transmit packets. We consider investment in research and development and selling and marketing activities to be critical to our ability to generate strong sales volume in the future. To that end, we continually offer new products, and update existing products, to meet our customers’ needs.

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

A portion of our sales are denominated in Euros, as well as small amounts in the Canadian Dollar, Japanese Yen, Korean Won, and other currencies, and we have, in prior years, used derivative financial instruments to hedge our foreign exchange risks. As of March 31, 2006, we had no derivative financial instruments. To date, foreign exchange exposure from sales has not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See Part II, Item 1A, “Risk Factors—Risks of International Operations.”

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

Our industry is characterized by limited sources and long lead times for the materials and components that we use to manufacture our products. If we underestimate our requirements, we may have inadequate inventory, resulting in additional product costs for expediting delivery of long lead time components. An increase in the cost of components could result in lower margins. These long lead times have in the past, and may in the future cause us, to purchase larger quantities of some parts, increasing our investment in inventory and the risk of the parts’ obsolescence. Any subsequent write-off of inventory could result in lower margins. See Part II, Item 1A, “Risk Factors—Dependence on Sole and Single Source Suppliers.”

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

We adopted SFAS 123R using the modified-prospective method of recognition of compensation related to share-based payments effective January 1, 2006. During the three months ended March 31, 2006, we made no new grants of stock options or other share-based awards, and did not modify any existing awards. Compensation expense related to options granted prior to the adoption of SFAS 123R that were unvested as of January 1, 2006 has been charged to the departments of the employees who received these option grants using the grant date fair value determined under SFAS 123. During the first three months of 2006, we recognized stock-based compensation expense of $17,000 to cost of sales, $107,000 to research and development expense, $100,000 to selling and marketing expense, and $46,000 to general and administrative expense. The results of operations for the three months ending March 31, 2005, were not restated to reflect the impact of adopting SFAS 123R as the Company adopted SFAS 123R using the modified prospective method.

Also, during the three months ended March 31, 2006 and 2005, we charged $0.1 million and $0.6 million, respectively, to general and administrative expense for amortization of intangible assets obtained through business acquisitions, such as developed technology and non-compete agreements.

Results of Operations

Comparison of Three-Month Periods Ended March 31, 2006 and 2005

Net Sales. Net sales increased 40% to $16.4 million for the three months ended March 31, 2006, from $11.7 million for the same period of 2005. Sales of our wire line access products increased by $1.4 million, sales of our cable broadband products increased by $1.9 million, sales of our fiber optics products increased by $1.5 million, and sales of our signaling products reflected no significant change. The sales increase in wireline access products was primarily the result of increases in orders for our SSMTT products reflecting the accelerating convergence of voice, data and video in this market. Among cable broadband products, increased sales of our CM product line reflected aggressive VoIP deployment by carriers and demand for high-end central office monitoring devices. Among fiber optics products, sales growth was attributable to increased sales of our STT, MTT and 10G product lines. During the three months ended March 31, 2006, our sales were not significantly affected by changes in prices.

Sales for the three months ended March 31, 2006 increased $3.2 million, or 61%, in North America, $1.0 million, or 33%, in Asia/Pacific, $0.3 million, or 9% in Europe, and by $0.2 million, or 42% in Latin America, compared with the same period of 2005. The increase in sales across all regions, was due to increased sales of our wireline access, fiber optics and cable broadband products. Sales to Latin America remain the smallest region of our business and small changes in order volume from this region can represent large percentage fluctuations, as was the case during the three months ended March 31, 2006. International sales, including sales to Canada, increased to $8.6 million, or 52% of net sales, for the three months ended March 31, 2006, from $6.8 million, or 58% of net sales, for the same period of 2005.

Cost of Sales. Cost of sales for the three months ended March 31, 2006 increased $2.1 million, or 50%, to $6.1 million from $4.0 million for the three months ended March 31, 2005. Cost of sales represented 37% and 34% of net sales for the three months ended March 31, 2006 and 2005, respectively. The increased cost of sales as a percentage of sales was primarily the result of changes in sales mix. Gross margins are expected to be under continued pressure through 2007 as product mix, new product introductions and regulatory impact on components adversely impact margins. Margins are expected to return to historic levels of approximately 65% in 2008.

Research and Development. Research and development expenses increased 15% to $5.3 million for the three months ended March 31, 2006 from $4.6 million for the same period of 2005. This increase was primarily due to increased payroll costs of $0.2 million in response to increased headcount, increased stock-based compensation of $0.1 million and outside services of $0.1 million. Research and development expenses were 32% of net sales during the three months ended March 31, 2006 and 39% of net sales for the corresponding period in 2005. Research and development expenses are expected to remain at current levels, or increase slightly, as a percentage of sales as a result of expanded activity in new product development.

Selling and Marketing. Selling and marketing expenses increased 25% to $6.1 million for the three months ended March 31, 2006 from $4.9 million for the same period of 2005. This increase was primarily due to a $0.2 million increase in commission costs, $0.5 million increase in payroll costs, and a $0.2 million increase in outside services. We have increased headcount and increased our selling and marketing activities to achieve greater sales presence with key accounts. Selling and marketing expenses were 37% and 42% of net sales for the three months ended March 31, 2006 and 2005, respectively.

General and Administrative. General and administrative expenses increased 29% to $4.1 million for the three months ended March 31, 2006 from $3.2 million for the same period of 2005. This increase was primarily from increased legal and professional fees of $1.3 million related to the special investigation by the audit committee of the Board of Directors and from other professional services costs, which were partially offset by decreased intangible asset amortization expense of $0.4 million. General and administrative expenses were 25% and 27% of net sales for the three months ended March 31, 2006 and 2005, respectively. General and administrative expenses are expected to continue at similar levels through the first half of 2008 as decreased legal expenses are offset by increased costs of compliance with Sarbanes-Oxley and continuing significant accounting and audit related expenses.

Other Income, Net. Other income, net primarily consists of interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net increased to $0.4 million for the three months ended March 31, 2006, from $0.2 million for the same period of 2005. This was primarily due to foreign exchange gains and increased interest income.

Income Tax Expense. Income tax expense consists primarily of federal, state, and foreign income taxes as well as the impact of indefinite lived deferred tax liabilities that cannot be offset against deferred tax assets. We recorded income tax expense of $0.4 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively. See Notes to Condensed Consolidated Financial Statements (12) - Income Taxes for additional details on the valuation allowance against deferred tax assets.

Liquidity and Capital Resources

Cash Requirements and Capital Resources

At March 31, 2006, and December 31, 2005, we had working capital of $34.8 million and $40.1 million, respectively, and cash and cash equivalents and short-term investments of $23.5 million and $25.0 million, respectively. The fair value of our investment in non-current marketable securities was $1.0 million and $0.8 million at March 31, 2006, and December 31, 2005, respectively. This investment consisted entirely of the common stock of Top Union, which we consider to be “available-for-sale”, as that term is defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We carry this investment at its fair value on our balance sheet, with the unrealized gain of $0.2 million as of March 31, 2006 deferred as a component of stockholders’ equity. Because our holding is large relative to the normal trading volume in Top Union stock, sale of this investment may take more than twelve months, and therefore, we classify it as a non-current asset.

In addition, in 2001, we obtained a loan from the Italian government, which bears interest at 2% a year. At March 31, 2006, the outstanding balance on this loan was $679,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003. We also have short-term notes and other borrowings, with an aggregate amount due of $58,000.

On August 13, 2007, we entered into a $10 million secured revolving credit arrangement, as well as a letter of credit facility, with Silicon Valley Bank. We may borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at the bank’s prime rate of 6.0% at February 1, 2008. Our line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable. The line of credit and facility expires on August 13, 2008. As of December 28, 2007, the revolving credit arrangement was amended to reduce the Company’s tangible net worth requirement from $57 million to $50 million. As of the date of this report, there are no amounts outstanding under this revolving credit agreement.

On February 6, 2008, we announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a 12% reduction in our worldwide workforce, across all functional areas, and a shut-down of certain international offices. The cost reduction program, when fully implemented, is expected to save approximately $10-12 million per year on a pre-tax basis. We will recognize a one-time charge of approximately $1.4 million associated with employee severance payments, lease terminations, and other miscellaneous charges in the first quarter of fiscal 2008. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment that will be disposed.

As of March 1, 2008, we believe that our current cash balances, future cash flows from operations, and line of credit arrangement will be sufficient to meet our anticipated cash needs for our operations, complete needed business projects, achieve our plans and objectives, meet financial commitments, meet working capital requirements, make capital expenditures, and fund other activities beyond the next twelve months.

Sources and Uses of Cash

In general, we have financed our operations and capital expenditures primarily using cash flows generated by our operating activities.

Cash provided by operating activities was $0.1 million during the three months ended March 31, 2006, compared with $1.0 million during the same period of 2005. The $0.9 million decrease in cash provided by operating activities was primarily due to a $6.8 million increase in cash paid to suppliers and employees partially offset by a $5.7 million increase in cash received from customers. The increase in cash paid to suppliers and employees was primarily the result of increased investment in sales activities and the associated increased headcount. The increase in cash received from customers was primarily attributable to increased sales in the three months ended March 31, 2006 over the comparable period in 2005 and from collection of cash from sales made in the fourth quarter of 2005. In general, our ability to continue to generate positive cash flows from operations depends on our ability to generate and collect cash from future sales, while maintaining a cost structure lower than those sales amounts. Therefore, sales volume is the most significant uncertainty in our ability to generate positive cash flows from operations.

Cash used in investing activities was $0.7 million during the three months ended March 31, 2006, compared with $1.1 million during the same period of 2005. During the three months ended March 31, 2006, capital expenditures were $1.2 million offset by proceeds from sales of $0.5 million in short-term investments. During the three months ended March 31, 2005, we made $0.7 million in capital expenditures and invested $2.4 million in short-term investments offset by proceeds from sales of $2.0 million in short-term investments. As of March 31, 2006, we had no plans for large capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash used in financing activities was $0.4 million during the three months ended March 31, 2006, compared with $2.1 million during the same period of 2005. During the first three months of 2006, the primary financing activities that used cash were an increase in restricted cash of $0.3 million and the repayment of $0.1 million on notes payable. During the first three months of 2005, the primary financing activities that used cash were cash dividends of $2.5 million and the repayment of $0.1 million on notes payable. The primary financing activities that provided cash during the first three months of 2005 were $0.2 million in proceeds from employees exercising stock options and a $0.3 million decrease in amounts held in restricted cash.

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

Our outstanding debt at March 31, 2006 consisted primarily of a $0.7 million loan from the Italian government for research and development use that is payable in semi-annual payments that started in the second half of 2003 and ends in 2011, three notes payable related to acquisitions, and other short-term borrowings, totaling $0.1 million that are being paid in quarterly installments through 2006. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook, or an inability to achieve such changes, which would have any significant impact on our operations. We are not subject to any debt covenants that we believe might have a material impact on our business.

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Contractual Obligations

During the three months ended March 31, 2006, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheet.

Critical Accounting Policies

The preparation of financial statements in accordance with United States generally accepted accounting principles generally requires us to make estimates, assumptions, and judgments that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable. Although these estimates are based on our present best knowledge of the future impact that current events and actions will have on us, actual results may differ from these estimates, assumptions, and judgments.

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

Our management has reviewed our critical accounting policies and the related disclosures with our Audit Committee. These policies and our procedures related to these policies are described further in our Annual Report on Form 10-K for the year ended December 31, 2005 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “ Critical Accounting Policies.”

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must reach before financial statement recognition. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that the adoption of FIN 48 will have a significant impact on our consolidated financial statements.

On September 15, 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We do not expect that the adoption of SFAS 157 will have a significant impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB No. 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. We expect to adopt SAB 108 in the fourth quarter of fiscal year 2006. We do not expect that the adoption of SAB 108 will have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of the adoption of SFAS 159 on our consolidated financial statements.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007, which will be the Company’s fiscal year 2008. We do not expect that the adoption of EITF 06-11 will have a significant impact on our consolidated financial statements.

In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, which will be the Company’s fiscal year 2008. We do not expect that the adoption of EITF 07-3 will have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt SFAS 141R in its fiscal year 2009 commencing January 1, 2009.

ITE M 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We sell our products in North America, the Asia/Pacific region, Latin America, Africa, the Middle East, and Europe and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a small amount of sales denominated in Euros, the Canadian Dollar, Japanese Yen, Korean Won, and other currencies, which are also affected by changes in currency exchange rates. To hedge these risks, we have, at certain times, used derivative financial instruments. During the three months ended March 31, 2006, we had no material derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.

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

Equity Price Risk

At March 31, 2006, we owned 3,300,020 shares of the common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation, which we acquired as a strategic investment primarily during the years 1998 through 2000. We consider the Top Union stock to be “available-for-sale,” as that term is defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly we carry our holdings at their fair value on our balance sheet, with the unrealized gain or loss deferred as a component of stockholders’ equity. Because our holding is large relative to the normal trading volume in Top Union stock, we do not consider this to be a liquid investment, and therefore, we classify it as a non-current asset. The carrying amount of this investment as of March 31, 2006 was $997,000 and on December 31, 2005 was $818,000. This carrying amount may be affected by an adverse movement of equity market prices in Taiwan and internationally and would be affected by adverse movement in exchange rates. As of March 31, 2006, we did not have any hedging arrangements to protect our Top Union investment against adverse movements in equity prices or exchange rates.

IT EM 4.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and determined that, as a result of the material weaknesses in internal control over financial reporting described below, as of March 31, 2006, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with An Audit of Financial Statements (“AS 2”), defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In October 2005, we identified a material weakness in our internal control over financial reporting relating to business practices at our Korean subsidiary. We identified an inadequate level of detailed review of revenue and inventory, as well as issues related to the overall tone at the top regarding business practices and ethics in some of our foreign operations. In July 2006, we took action designed to remediate this material weakness, but it remained a material weakness as of March 31, 2006.

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

In November 2006, we identified a material weakness in our internal control over financial reporting relating to our calculation of reserves for excess and obsolete inventory. We identified system and process failures that allowed previously reserved inventory to be revalued upward based upon increased demand. Controls over the calculation of inventory reserves failed to ensure proper valuation of inventory items and to prevent the release of inventory reserves for inventory items previously reserved. In November 2006, we took action designed to remediate this material weakness, but it remained a material weakness as of March 31, 2006.

During the course of our external audits for fiscal 2005 and 2006, we noted several adjustments identified by our external auditors associated with one of our operating divisions. We identified deficiencies in our staffing requirements and policy regarding the timely replacement of key financial personnel. We have taken actions to remediate this material weakness during 2007, but it remained a material weakness as of March 31, 2006.

In September 2007, we identified a material weakness in our internal control over financial reporting relating to the calculation of our tax provision. We identified failures to properly document the tax impact of SFAS 142 relating to goodwill amortization at the time of adoption on January 1, 2002 and the failure to recognize the impact of indefinite lived deferred tax liabilities during the first quarter of 2004 on our deferred tax balances and tax expense. Controls over the calculation of income tax were inadequate to ensure that intangible assets were appropriately identified and tracked, and that indeterminate lived deferred tax liabilities resulting from timing differences relating to goodwill were clearly identified and not offset against determinate lived deferred tax assets. In September 2007, we took action designed to remediate this material weakness, but it remained a material weakness as of March 31, 2006.

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

In assessing the findings of the investigation and the restatement of our consolidated financial statements, our management concluded that there was a material weakness in our internal control over financial reporting as of October 2002, with respect to the application of accounting principles to the stock option granting process as implemented prior to October 2002 when the Company instituted enhanced corporate governance procedures over stock option grants. As a result of this material weakness, errors were made in the accounting for equity based awards. As a result of these errors, we restated previously issued financial statements, as described in the Explanatory Note and in Note 2 of Notes to Condensed Consolidated Financial Statements.

We have not issued stock options since August 2005. Our controls over the stock option granting process, as of March 31, 2006, included the following controls:

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

Controls regarding inventory reserves

In the course of analyzing reserves for excess and obsolete inventory in November 2006, the Company identified a control deficiency assessed as a material weakness in internal control over financial reporting related to the methodology used to calculate and track inventory. Inventory that had been determined to be excess or obsolete was properly reserved, but was subsequently released from the reserve based upon changes in demand. As a result of our failure to prevent, or detect and correct, these changes in the inventory reserves, we overstated our inventory amounts. This material weakness was caused by deficiencies in our systems and process that did not maintain an adequate usage history or compare, isolate, or otherwise identify reserved items.

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

Controls at division level

During the course of our external audits for fiscal 2005 and 2006, we noted several adjustments identified by our external auditors associated with one of our operating divisions. In addition, revenue classification errors associated with this division caused a material error in our financial results for the first quarter of 2007 as preliminarily reported in our earnings press release. We believe the reasons for these errors were inadequate levels of training of divisional finance and accounting personnel, and inadequate staffing due to employee promotion and turnover. These errors resulted from a material weakness which consisted of deficiencies in our staffing requirements and policy regarding the timely replacement of key financial personnel. We consider these control deficiencies to be significant and in aggregate led to a material weakness in our internal control over financial reporting as of March 31, 2006. We have taken the following actions during 2007 to remediate this material weakness:

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

Controls over tax provision calculation

During the course of preparing our 2006 federal tax provisions, we identified incomplete information in the supporting schedules for deferred tax assets and liabilities that revealed an error in the calculation of our tax provision for 2004. This represented a material error in our previously reported financial results for 2004 which continued through March 31, 2006. When we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002, we failed to create proper documentation detailing the impact of SFAS 142 on deferred tax liabilities. This failure to properly document the impact of the adoption of SFAS 142 had no financial statement impact until 2004. In March 2004, as a result of employee turnover combined with this lack of appropriate documentation, we failed to recognize the impact the adoption of SFAS 142 would have on the Company’s income tax provision once a full valuation allowance was put in place against the net deferred tax assets, as was required under SFAS 109, Accounting for Income Taxes (“SFAS 109”), due to the uncertainty of the realization of such assets. Consequently, we improperly offset the indeterminate lived deferred tax liability associated with goodwill against definite lived deferred tax assets.

In accordance with SFAS 142, we ceased amortizing goodwill from business acquisitions for financial reporting purposes. Goodwill continues to be amortized for income tax reporting, creating a temporary book to tax difference. SFAS 109 requires that we recognize a deferred tax liability for this temporary book to tax difference. The temporary difference created by the amortization of goodwill is classified as a long-term deferred tax liability as the timing of any ultimate recognition of expense from the impairment or disposal of these assets is indeterminate.

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

CHANGES IN INTERNAL CONTROL

During the three months ended March 31, 2006, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II OTHER INFORMATION

I TEM 1.	LEGAL PROCEEDINGS

As of March 31, 2006, we were not involved in any material legal proceedings. As of March 1, 2008, we were involved in the following material legal proceeding:

On December 13, 2006, a stockholder derivative lawsuit was filed in the Superior Court of the State of California on behalf of Chris Stovall, a purported stockholder of ours, against certain of our current and former officers, directors, and employees and naming us as a nominal defendant. The complaint asserts claims for breach of fiduciary duty, waste, unjust enrichment and other statutory claims arising out of our stock option grant practices, which plaintiff claims included the “backdating” of stock option grants. We had disclosed an internal review of such practices in November 2006 and described the results of that review in our Annual Report on Form 10-K for 2005, filed on November 2, 2007. The court has twice granted our motions to dismiss the claims based on the insufficiency of the complaint.

On November 21, 2007, Stovall filed a second amended complaint alleging similar legal claims arising primarily out of the historic stock option grant practices as described in our 2005 Form 10-K. The second amended complaint seeks monetary damages from the individual defendants, restitution, disgorgement of profits, attorneys’ fees, and various corporate governance reforms.

In February 2008, the parties attempted to resolve the litigation through mediation, but were unsuccessful. The parties may continue with their mediation efforts in the future. We intend to continue to assert all available defenses.

From time to time, we may be involved in litigation or other legal proceedings, including that noted above, relating to claims arising out of our day-to-day operations or otherwise. Litigation is inherently uncertain, and we could experience unfavorable rulings. Should we experience an unfavorable ruling, there exists the possibility of a material adverse impact on our financial condition, results of operations, cash flows or on our business for the period in which the ruling occurs and/or future periods.

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

Stock Option Granting Practices,—Our investigation of our historical stock option granting practices and resulting restatement of our financial statements have had, and may continue to have, a material adverse effect on our financial performance.

We have restated our consolidated balance sheet as of December 31, 2004 and the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2004, each of the quarters of 2004 and the first two quarters of 2005 as well as our financial statements for fiscal 2001 and 2002 presented in selected financial data in Part II, Item 6, “Selected Financial Data” presented in our 2005 Annual Report on Form 10-K filed with the SEC on November 2, 2007. Accordingly, you should not rely upon financial information included in any earnings press releases and similar communications issued by us, or any of our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, or on the related opinions of our independent registered public accounting firm, for the periods ended March 31, 2001 through June 30, 2005.

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

Stock Option Issuance and Exercise of Existing Options—We have not issued option grants since August 2005 and option holders have not been permitted to exercise options since December 2005.

The Compensation Committee has not approved any grants of new options since August 2005 as a result of our review of stock option granting practices and our common stock being delisted from the NASDAQ Stock Market as a result of our failure to timely file our periodic reports with the SEC. As of February 1, 2008, management has committed to presenting recommendations to the Compensation Committee for the granting of 437,000 shares at an exercise price to be determined at the date of grant. Additionally, we have historically provided grants to employees annually, typically in the first quarter of the fiscal year, but have not made such grants since January 2005.

We have also been unable to issue stock since December 2005 as a result of our common stock being delisted. As a result, certain options that would otherwise be exercisable have expired unexercised and purchases under the Employee Stock Purchase Plan have been suspended. The Compensation Committee has extended certain options that had not, by their terms, expired.

The purpose of our various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in our common stock in order to strengthen the mutuality of interests between such persons and our stockholders and to provide such persons with annual and long-term performance incentives to focus their best efforts in the creation of stockholder value. The failure to meet expectations of current and previous employees could have an adverse impact on our ability to retain and motivate our employees, directors and consultants. Further, the inability to issue stock to existing option holders reduces the value of such options as a component of our compensation strategy.

Further, current and former employees have expired unexercised options, that, but for our inability to issue stock, may have realized gains from the exercise of those options. We may decide, or be required, to provide compensation for the intrinsic value of those expired unexercised options. We could elect, or be required, to make cash payments, issue stock, or provide replacement share-based compensation to these option holders to compensate them for the lost intrinsic value from these expired unexercised options.

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

In assessing the findings of our investigation into the business practices in certain of our foreign subsidiaries, our historical stock option granting practices, reserves for excess and obsolete inventory and accounting for deferred income taxes, as well as in connection with the preparation of the restatement of our consolidated financial statements, our management concluded that there were material weaknesses in our internal control over financial reporting as of March 31, 2006.

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

Our operations are subject to the Foreign Corrupt Practices Act (“FCPA”) and similar anti-corruption laws of other countries. The FCPA generally prohibits U.S. companies and their intermediaries from making payments to foreign officials for the purpose of obtaining or maintaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the companies. Under the FCPA, U.S. companies may be held liable for actions taken by their strategic or local partners or representatives. The FCPA and similar laws in other countries can impose civil and criminal penalties for violations.

If we do not properly implement practices and controls with respect to compliance with the FCPA and similar laws, or if we fail to enforce those practices and controls properly, we may be subject to regulatory sanctions. For example, the SEC and the U.S. Department of Justice (the “DOJ”) may assert that we have violated the FCPA, which could lead to fines against us and other penalties or remedies, such as appointment of a monitor or suspension of our ability to contract with U. S. or foreign governmental agencies. Investigations or sanctions by the SEC and DOJ in connection with FCPA enforcement, and internal investigations into whether or not violations have occurred, can be expensive and time-consuming for us. Any of these outcomes may have an adverse effect on our business, and could adversely affect our financial results and financial condition.

Delisting from NASDAQ and Compliance with SEC Reporting Requirements—Our common stock was delisted from the NASDAQ Stock Market, which could adversely affect the price of our stock and the ability of our stockholders to trade in our stock. We have not been in compliance with SEC reporting requirements and if we are unable to remain in compliance with SEC reporting requirements, there may be a material adverse effect on us and our stock price.

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

In recent years, the telecommunications industry has experienced rapid growth. The growth led to innovations in technology, intense competition, short product life cycles, and, to some extent, regulatory uncertainty inside and outside the United States. It is difficult for companies operating in this industry to forecast future trends and developments, particularly forecasting customer acceptance of competing technologies. Moreover, the continued growth of end-user demand for telecommunications services is uncertain and difficult to predict. Such uncertainties may lead telecommunications companies to postpone investments in their businesses and purchases of related equipment, such as our products.

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

On February 6, 2008 we announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a 12% reduction in our worldwide workforce, across all functional areas, and a shut-down of certain international offices. The cost reduction program, when fully implemented, is expected to save approximately $10-12 million per year on a pre-tax basis. We will recognize a one-time charge of approximately $1.4 million associated with employee severance payments, lease terminations, and other miscellaneous charges in the first quarter of fiscal 2008. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment that will be disposed.

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

Moreover, a relatively small number of customers account for a large percentage of our net sales. Net sales from our top five customers represented approximately 28% of total net sales in 2006, 22% in 2005, and 26% in 2004. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period.

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

We experienced rapid growth in revenues and in our business during 1999 and 2000 followed by significant slowdowns in 2001 and 2002, which were then followed by sales increases in subsequent years. In particular, we experienced rapid growth in revenues between 2005 and 2006. These periods of expansion and contraction in our revenues and operations have placed, and may continue to place, a significant strain on our management and operations. As a result of our historical growth and potential future growth or slowdowns, we face several risks, including the following:

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

Sales to customers located outside of the United States represented approximately 49% of our net sales in 2006, 47% in 2005 and 2004. We expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including the following:

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

In addition, the Asia/Pacific and Latin America regions, both high-growth emerging markets for telecommunications equipment, have experienced instability in many of their economies and significant devaluations in local currencies. 22% of our sales in 2005, and 24% of our sales in 2004 were from customers located in these regions. In 2006, our sales to customers in those regions were 22% of our total sales. These instabilities may continue or worsen, which could have a material adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

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

The cost, quality, and availability of our Taiwan operation are essential to the successful production and sale of our products. Our increasing reliance on this foreign subsidiary for manufacturing exposes us to risks that are not under our immediate control and which could negatively impact our results of operations. For example, a recurrence of the Severe Acute Respiratory Syndrome (SARS) outbreak that occurred in Asia in recent years could result in a quarantine or closure of our manufacturing operation in Taiwan or its local suppliers. In addition, transportation delays and interruptions, political and economic regulations, and natural disasters could also adversely impact our Taiwan operations and negatively impact our results of operations. See “Risk Factors—Dependence on Sole and Single Source Suppliers” and, “—Risks of International Operations” for a discussion of risks associated with concentrating production activities at one facility that is outside the United States.

Concentration of Control—Our Chief Executive Officer and certain directors retain significant control over us, which may allow them to decide the outcome of matters submitted to stockholders for approval. This influence may not be beneficial to all stockholders.

As of February 26, 2008, Paul A. Marshall, our President and Chief Executive Officer and a member of our Board, and Robert C. Pfeiffer, a member of our Board, beneficially owned approximately 23% and 12%, respectively, of our outstanding shares of common stock. Consequently, these two individuals together control approximately 35% of our outstanding shares of common stock and, to the extent that they act together, may be able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of the stockholders. In addition, Messrs. Marshall and Pfeiffer constitute two of the five members of our Board and have significant influence in directing the actions taken by the Board. Further, to our knowledge, as of February 26, 2008, Paul Ker-Chin Chang, our former Chief Executive Officer, President and Chairman of the Board, continued to hold approximately 10% of our outstanding shares of common stock. To the extent that Mr. Chang acts together with Messrs. Marshall and Pfeiffer, the three individuals together control approximately 45% of our outstanding shares. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of us may also delay or prevent a change in control of us that other stockholders may consider desirable. In addition, conflict among the controlling stockholders may adversely impact their ability to take joint actions in the best interests of us and our other stockholders.

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

Our balance sheet at March 31, 2006 included an amount designated as “Goodwill” of $12.5 million. Goodwill arises when an acquirer pays more for a business than the fair value of the acquired tangible and separately measurable intangible net assets. Under accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), beginning in January 2002, the amortization of goodwill has been replaced with an “impairment test,” which requires that we compare the fair value of goodwill to its book value at least annually, and more frequently, if circumstances indicate a possible impairment.

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

Our success depends to a significant extent upon the continued service and performance of a relatively small number of key senior management, technical, sales, and marketing personnel. If any of our senior managers were to leave us, we would need to devote substantial resources and management attention to replace them. As a result, management attention may be diverted from managing our business, and we may need to pay higher compensation to replace these employees. We do not have employment contracts with, or key person life insurance for, any of our personnel. During 2006, following the loss of a number of key employees, we announced the adoption of a retention bonus program and other inducements to reward long-term employees who remained employed with us as we continued to work our way through our challenges. Competition for skilled employees is intense, especially in the San Francisco Bay Area where our main operations are located, and there can be no assurance that we will be able to recruit and retain such personnel.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2007, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of 2007. Furthermore, our independent auditor will be required to separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008. The Securities and Exchange Commission has proposed a one year delay in the requirement to have our independent auditor separately report on our internal controls over financial reporting, which, if approved, would extend the first audit requirement to December 31, 2009. We have not yet completed our assessment of the effectiveness of our internal controls. If we fail to timely complete this assessment, or if our independent auditor cannot timely complete their audit, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, failure to implement any new or improved controls deemed necessary as a result of management or our auditor’s assessments, or difficulties encountered in their implementation, could cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could adversely affect the price of our common stock.

AVAILABLE INFORMATION

Our website is http://www.sunrisetelecom.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website is not part of this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.1	Employment Agreement between Sunrise Telecom Incorporated and Paul Ker-Chin Chang, dated February 7, 2006. †	8-K	February 8, 2006	10.01

10.2	Description of Director Compensation Arrangements, adopted February 7, 2006. †	8-K	February 8, 2006	10.02

10.3	Separation Agreement between Sunrise Telecom Incorporated and Paul Ker-Chin Chang, dated March 14, 2006. †	8-K	March 20, 2006	10.01

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement.

SIG NATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE TELECOM INCORPORATED
Date:	March 10, 2008	(Registrant)

		By:	/s/ PAUL A. MARSHALL
Paul A. Marshall
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ RICHARD D. KENT
Richard D. Kent
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.1	Employment Agreement between Sunrise Telecom Incorporated and Paul Ker-Chin Chang, dated February 7, 2006. †	8-K	February 8, 2006	10.01

10.2	Description of Director Compensation Arrangements, adopted February 7, 2006. †	8-K	February 8, 2006	10.02

10.3	Separation Agreement between Sunrise Telecom Incorporated and Paul Ker-Chin Chang, dated March 14, 2006. †	8-K	March 20, 2006	10.01

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement.