Form 10-Q
period 2006-06-30
SUNRISE TELECOM INC
filed 2008-03-10
CIK 907152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Forward-looking statements are not the only statements you should regard with caution. The preparation of our consolidated financial statements for the three and six months ended June 30, 2006 and prior periods required us to make judgments with respect to the methodologies we selected to calculate the adjustments contained in the restated financial statements for the three and six months ended June 30, 2005, as well as estimates and assumptions regarding the application of those methodologies. These judgments, estimates and assumptions, which are based on factors that we believe to be reasonable under the circumstances, affected the amounts of additional deferred compensation, additional stock-based compensation expense, additional inventory reserves, and deferred income tax expense that we recorded in 2001, 2002, 2003, 2004, and 2005. The application of alternative methodologies, estimates and assumptions could have resulted in materially different amounts.

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, we are restating our condensed consolidated statements of operations for the three and six month periods ended June 30, 2005. Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements, included in this report, for additional information concerning the restatement. Our decision to restate was the result of our voluntary investigation of historical stock option granting practices that was conducted by our management under the direction of our Audit Committee of our Board of Directors (“Audit Committee”) as well as our identification of an error in the accounting for deferred tax liabilities relating to goodwill.

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

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data, unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$19,718	$18,324
Short-term investments	555	6,632
Accounts receivable, net of allowance of $96 and $428, respectively	16,561	17,725
Inventories	18,521	13,298
Prepaid expenses and other assets	1,096	1,185
Deferred tax assets	155	155

Total current assets	56,606	57,319
Property and equipment, net	28,521	26,681
Restricted cash	300	17
Marketable securities	1,163	818
Goodwill	12,574	12,493
Intangible assets, net	1,407	1,564
Other assets	1,191	888

Total assets	$101,762	$99,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$189	$243
Accounts payable	3,741	2,446
Other accrued expenses	14,186	11,796
Income taxes payable	1,691	1,858
Deferred revenue	3,385	842

Total current liabilities	23,192	17,185
Notes payable, less current portion	570	602
Deferred revenue	17	9
Deferred tax liabilities	1,311	1,135

Total liabilities	25,090	18,931

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,349,058 shares issued and outstanding as of June 30, 2006 and December 31, 2005	51	51
Additional paid-in capital	76,978	76,392
Deferred stock-based compensation	—	(8)
Retained earnings (deficit)	(1,862)	3,250
Accumulated other comprehensive income	1,505	1,164

Total stockholders’ equity	76,672	80,849

Total liabilities and stockholders’ equity	$101,762	$99,780

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net sales	$21,978	$18,330	$38,367	$30,048
Cost of sales	7,042	6,779	13,104	10,819

Gross profit	14,936	11,551	25,263	19,229

Operating expenses:
Research and development	4,897	4,397	10,166	8,981
Selling and marketing	6,500	6,161	12,603	11,025
General and administrative	4,286	4,134	8,355	7,287

Total operating expenses	15,683	14,692	31,124	27,293

Loss from operations	(747)	(3,141)	(5,861)	(8,064)
Other income, net	522	36	873	238

Loss before income taxes	(225)	(3,105)	(4,988)	(7,826)
Income tax expense (benefit)	(295)	269	124	506

Net income (loss)	$70	$(3,374)	$(5,112)	$(8,332)

Net income (loss) per share:
Basic and diluted	$0.00	$(0.07)	$(0.10)	$(0.16)

Shares used in per share computation:
Basic	51,349	50,965	51,349	50,862

Diluted	51,607	50,965	51,349	50,862

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Cash received from customers	$42,080	$31,725
Cash paid to suppliers and employees	(43,833)	(33,910)
Income taxes paid	(115)	(444)
Interest and other receipts, net	935	318

Net cash used in operating activities	(933)	(2,311)

Cash flows from investing activities:
Proceeds from sales of short-term investments, net	6,077	9,498
Purchases of short-term investments	—	(6,200)
Sales of marketable securities	4	—
Capital expenditures	(3,259)	(1,763)

Net cash provided by investing activities	2,822	1,535

Cash flows from financing activities:
(Increase) decrease in restricted cash	(283)	294
Payments on notes payable	(130)	(56)
Dividends paid	—	(2,539)
Proceeds from issuance of common stock	—	338
Proceeds from exercise of stock options	—	232

Net cash used in financing activities	(413)	(1,731)

Effect of exchange rate changes on cash and cash equivalents	(82)	(348)

Net increase (decrease) in cash and cash equivalents	1,394	(2,855)
Cash and cash equivalents at the beginning of the period	18,324	17,758

Cash and cash equivalents at the end of the period	$19,718	$14,903

Supplemental Disclosures
Cash paid for interest	$10	$9

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Business and Certain Significant Accounting Policies

(a) Business

Sunrise Telecom Incorporated (the “Company”) was incorporated as Sunrise Telecom, Inc. in California in October 1991. In July 2000, the Company reincorporated in Delaware and changed its name to Sunrise Telecom Incorporated. The Company develops, manufactures, and markets service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, and Internet networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. Due to its international operations, the Company has wholly owned subsidiaries located outside of the United States in Canada, Italy, Taiwan, Switzerland, South Korea, Japan, China, Germany, France, Spain, and Mexico.

(b) Basis of Presentation

These unaudited condensed consolidated financial statements and notes to the condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, which are only normal recurring adjustments, necessary for their fair presentation.

All financial information included in the Company’s reports on Form 10-K, Form 10-Q, Form 8-K and amendments to those reports, if any, previously filed by the Company, the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for the periods ended March 31, 2001 through June 30, 2005, are superseded in their entirety by the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 and its Annual Report of Form 10-K for the year ended December 31, 2005. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on November 2, 2007.

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or for the full year.

(c) Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. Potential common equivalent shares from weighted average outstanding stock options of 4,436,662 and 4,565,656 for the three and six months ended June 30, 2006, respectively, and 4,927,183 and 4,722,507 for the three and six months ended June 30, 2005, respectively, were excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic net income (loss) per share—weighted-average number of common shares outstanding	51,349	50,965	51,349	50,862
Effect of dilutive potential common equivalent shares - stock options outstanding	258	—	—	—

Diluted net income (loss) per share— weighted-average number of common and common equivalent shares outstanding	51,607	50,965	51,349	50,862

(d) Share-Based Compensation

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for all eligible employees. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005, the SEC issued Staff Accounting Bulleting (“SAB”) No. 107, Share-Based Payment (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified-prospective method of recognition of compensation expense related to share-based payments effective January 1, 2006. The Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective transition method, the Company’s condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Note 11 for the pro forma illustration of the effect on net loss and net loss per share information for the three and six months ended June 30, 2005, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.

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

(2)	Restatement of Unaudited Consolidated Financial Statements

The Company’s condensed consolidated statement of operations for the three and six month periods ended June 30, 2005 have been restated to correct for errors in the accounting for stock-based compensation expense and income taxes which are further described below.

(a) Stock-Based Compensation Expense

The Company recently completed a voluntary investigation of its historical stock option granting practices. The Audit Committee oversaw the investigation, which commenced in June 2006 and covered all grants of options to purchase shares of our common stock made since our initial public offering in July 2000 through the last stock option grant made in August 2005. Management commenced the investigation under the direction of the Audit Committee to determine whether the Company used appropriate measurement dates for option grants made under the Company’s stock option plans. The Audit Committee also evaluated the conduct and performance of the Company’s officers, employees and directors who were involved, directly or indirectly, in the stock option granting process.

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

The following table summarizes the impact of the additional stock-based compensation expense resulting from the investigation of the Company’s historical stock option granting practices on previously-reported stock-based compensation expense for the three and six months ended June 30, 2005 (in thousands):

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

The Company failed to recognize the combined impact of the adoption of SFAS 142 in combination with the recording of the valuation allowance against the net deferred tax assets, and, as a result, continued to offset the indeterminate deferred tax liability against deferred tax assets. This error resulted in the failure to recognize $0.1 and $0.3 million in deferred tax expense for the three and six months ended June 30, 2005, respectively.

(c) Impact of the Additional Stock-Based Compensation Expense and Income Tax Expense Errors on the Unaudited Condensed Consolidated Statements of Operations

The following tables present the impact of the financial statement adjustments on the Company’s previously-reported unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2005 (in thousands except per share data):

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$18,330	$—	$18,330	$30,048	$—	$30,048
Cost of sales	6,778	1	6,779	10,817	2	10,819

Gross profit	11,552	(1)	11,551	19,231	(2)	19,229

Operating expense:
Research and development	4,396	1	4,397	8,965	16	8,981
Selling and marketing	6,159	2	6,161	11,010	15	11,025
General and administrative	4,133	1	4,134	7,278	9	7,287

Total operating expenses	14,688	4	14,692	27,253	40	27,293

Loss from operations	(3,136)	(5)	(3,141)	(8,022)	(42)	(8,064)
Other income, net	36	—	36	238	—	238

Loss before income taxes	(3,100)	(5)	(3,105)	(7,784)	(42)	(7,826)
Income tax expense	139	130	269	245	261	506

Net loss	$(3,239)	$(135)	$(3,374)	$(8,029)	$(303)	$(8,332)

Net loss per share, basic and diluted	$(0.06)		$(0.07)	$(0.16)		$(0.16)

Shares used in computing net loss per share, basic and diluted	50,965		50,965	50,862		50,862

The following table presents details of the total stock-based compensation expense that is included in each functional line item in the unaudited condensed consolidated statements of operations above (in thousands):

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Cost of sales	$—	$1	$1	$—	$2	$2
Research and development	—	1	1	—	16	16
Selling and marketing	—	2	2	—	15	15
General and administrative	—	1	1	—	9	9

	$—	$5	$5	$—	$42	$42

(d) Impact of the Additional Stock-Based Compensation Expense and Income Tax Expense Adjustments on the Stock-Based Compensation Disclosures in Accordance with SFAS 123

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net loss and net loss per share information for the three and six months ended June 30, 2005, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In addition, the table below presents the impact of the additional stock-based compensation expense-related adjustments on the Company’s previously-reported pro forma illustrations for the stated periods (in thousands, except per share data):

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net loss	$(3,239)	$(135)	$(3,374)	$(8,029)	$(303)	$(8,332)
Add: Stock-based compensation expense included in net loss	—	5	5	—	42	42
Deduct: Stock-based compensation expense determined under the fair value method	(335)	(3)	(338)	(677)	(322)	(999)

Net loss — pro forma	$(3,574)	$(133)	$(3,707)	$(8,706)	$(583)	$(9,289)

Net loss per share (basic and diluted)	$(0.06)		$(0.07)	$(0.16)		$(0.16)

Net loss per share (basic and diluted) — pro forma	$(0.07)		$(0.07)	$(0.17)		$(0.18)

(3)	Related Party Transactions

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

(4)	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$9,584	$5,317
Work in process	4,528	4,402
Finished goods	4,409	3,579

	$18,521	$13,298

(5)	Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the equity of the Company that are excluded from net income (loss). The components of the Company’s comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net income (loss)	$70	$(3,374)	$(5,112)	$(8,332)
Change in unrealized gain on available-for-sale investments, net of tax effect	166	(447)	347	(340)
Change in foreign currency translation adjustments, net of tax	(42)	(176)	(6)	(343)

Total comprehensive income (loss)	$194	$(3,997)	$(4,771)	$(9,015)

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

Short-term investments as of June 30, 2006 and December 31, 2005 consist primarily of market auction rate notes that reset every seven to ninety days, but have an underlying maturity that extends beyond ninety days. The fair value of short-term investments approximates cost as of June 30, 2006 and December 31, 2005.

Non-current marketable securities at June 30, 2006 and December 31, 2005 consisted of common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation. The Company has classified this investment as an available-for-sale security, which is stated at fair value with the unrealized gain presented as a separate component of stockholders’ equity. The market for these securities is limited and the Company believes it may be difficult to sell a substantial number of shares in any given period, and for this reason it is not classified as a current asset.

At June 30, 2006, the Company held 3,300,020 shares of Top Union stock. The Company made no sales of Top Union stock during the three-month period ended June 30, 2006, and sold 9,000 shares for gross proceeds of approximately $4,000 and realizing gains of $2,000 during the six month period ended June 30, 2006. The Company made no sales of Top Union stock during the three-month and six month periods ended June 30, 2005.

As of June 30, 2006, the fair value of the Top Union shares was $1,163,000. This resulted in an unrealized gain of $166,000 and $347,000 for the three and six month periods ended June 30, 2006, respectively, which the Company recorded as other comprehensive income. At June 30, 2006, the cumulative unrealized gain on this investment was $402,000.

(7)	Goodwill and Other Intangible Assets

Acquired intangible assets consisted of the following (in thousands):

	As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,876	$(6,366)	$510
Non-compete (four years)	225	(180)	45
Licenses (five years)	637	(527)	110
Patents and trademarks (two to seventeen years)	853	(111)	742

	$8,591	$(7,184)	$1,407

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,871	$(6,096)	$775
Non-compete (four years)	213	(152)	61
Licenses (five years)	637	(500)	137
Patents and trademarks (two to seventeen years)	686	(95)	591

	$8,407	$(6,843)	$1,564

The Company amortizes intangible assets on a straight-line basis over their estimated useful lives of up to seventeen years. Aggregate amortization expense for the three months ended June 30, 2006 and 2005, was $207,000 and $441,000, respectively, and for the six months ended June 30, 2006 and 2005 was $352,000 and $1,027,000, respectively. Amortization expense is classified as a general and administrative expense on the Company's condensed consolidated statements of operations.

Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Six months ending December 31, 2006	$352
Year ending December 31,
2007	241
2008	32
2009	32
2010	32
Thereafter	718

$1,407

The changes in the carrying amount of goodwill during the six months ending June 30, 2006 were as follows (in thousands):

Balance as of December 31, 2005	$12,493
Effect of foreign currency translation	81

Balance as of June 30, 2006	$12,574

The Company performs its annual impairment test of goodwill, as required by SFAS No. 142, Goodwill and Other Intangible Assets, as of November 30 of each fiscal year, unless a triggering event occurs before that date.

(8)	Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Insurance deposits	$466	$313
Other deposits	725	575

	$1,191	$888

(9)	Product Warranties Liability

Changes in the Company’s liability for product warranties, which is included in other accrued expenses, during the six month periods ended June 30, 2006 and 2005, were as follows (in thousands):

	Balance at Beginning of Period	Warranty Expense	Warranty Costs	Balance at End of Period
Six months ending June 30, 2006	$834	$488	$(417)	$905
Six months ending June 30, 2005, as restated	$811	$391	$(367)	$835

The amounts shown in the table above for warranty expense and warranty costs for the six months ending June 30, 2005, have been restated to properly reflect actual warranty expense and warranty costs. The Company determined that certain warranty costs were being charged directly to cost of sales instead of the warranty accrual, which understated both the warranty expense and warranty costs amounts previously reported. The beginning and ending accrued warranty balances were not impacted by these changes.

(10)	Short-term Borrowings and Notes Payable

As a result of various acquisitions completed during prior years, as of June 30, 2006, the Company had three non-interest bearing notes payable outstanding. The aggregate outstanding balance on these notes at June 30, 2006 was $36,000. In addition the Company has a loan from the Italian government, which bears interest at 2% per year. As of June 30, 2006, the outstanding balance on this loan was $705,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003. The Company also has two short-term notes and other borrowings, with an aggregate amount due of $18,000 as of June 30, 2006.

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Six months ending December 31, 2006	$160
Year ending December 31,
2007	136
2008	133
2009	133
2010	133
Thereafter	64

$759

(11)	Share-Based Compensation

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

The Company utilizes the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatilities were used in estimating the fair value of the Company’s share-based awards, while the expected life of options was estimated based on historical trends since the Company’s initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of share-based compensation. Further, as required under SFAS 123R, the Company now estimates forfeitures for share-based awards that are not expected to vest. The Company charges the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for stock options and up to two years for the employee stock purchase plan. While the Company’s estimate of fair value and the associated charge to earnings materially affects its results of operations, it has no impact on its cash position.

In accordance with SFAS 123R, the Company recognizes tax benefits upon expensing certain share-based awards associated with its share-based compensation plans, including nonqualified stock options and awards, but under current accounting standards the Company cannot recognize tax benefits concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after the Company’s adoption of SFAS 123R, the Company recognizes tax benefits only in the period when disqualifying dispositions of the underlying stock occur, which may be up to several years after vesting and in a period when the Company’s stock price substantially increases. For qualified stock options that vested prior to the Company’s adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital to the extent the Company is able to reduce taxes payable.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Under paragraph A94 footnote 82 of SFAS 123R, tax benefits associated with excess tax deductions normally creditable to additional paid-in capital are not recognized until the deduction reduces taxes payable. Accordingly, no tax benefit related to excess tax deductions from qualified stock options was recognized during the three and six month periods ended June 30, 2006.

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the three and six months ended June 30, 2006 as a result of the adoption of SFAS 123R was as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of sales	$13	$30
Research and development	167	274
Selling and marketing	104	204
General and administrative	40	86

Total	$324	$594

The impact of adopting SFAS 123R resulted in a decrease to the Company’s income before income taxes, net income and net income per share of $297,000, $297,000 and $0.01, respectively for the three months ended June 30, 2006. The impact of adopting SFAS 123R resulted in an increase to the Company’s loss before income taxes, net loss and net loss per share of $561,000, $561,000 and $0.01, respectively, for the six months ended June 30, 2006. Application of SFAS 123R had no impact on the Company’s cash position or cash flows from operations.

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

Options issued under the Plans generally vest 25% at the end of 12 months from the vesting commencement date and approximately 2% each month thereafter until fully vested at the end of 48 months from the vesting commencement date. Options not exercised ten years after the date of grant are cancelled. Approximately 112,000 and 396,000 shares associated with options granted in prior periods vested in the three and six months ended June 30, 2006.

The following table summarizes stock option activity and weighted average exercise prices for the six months ended June 30, 2006, and for options outstanding and options exercisable, the weighted average exercise prices and the aggregate intrinsic value as of June 30, 2006. The aggregate intrinsic value is based on the closing price of the Company’s common stock on June 30, 2006 of $2.25. Outstanding in the money options represented 1,569,039 shares, of which 1,465,978 were exercisable as of June 30, 2006.

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Balance at December 31, 2005	5,822,664	4,882,481	$3.62
Granted	—	—	$—
Exercised	—	—	$—
Forfeited	511,263	(511,263)	$3.52

Balance at June 30, 2006	6,333,927	4,371,218	$3.63	5.52	$740

Exercisable		3,680,678	3.75	5.02	$712

Exercisable and expected to vest		4,284,024	$3.64	5.40	$736

The Company has not granted stock options or other share-based awards since August 2005 due to the Company not being current with its SEC filings. As of June 30, 2006, management has committed to present to the Compensation Committee of the Board of Directors proposed new-hire grants totaling 44,000 shares at an exercise price to be determined at the date of grant upon the Company becoming current with its filings with the SEC. These anticipated option grants are not included in the above table.

The following table summarizes cash received and the aggregate intrinsic value for stock options exercised during the three months and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash received	$—	$20	$—	$232
Aggregate intrinsic value	$—	$4	$—	$165

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123. In accordance with APB 25 and related interpretations, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the measurement date unless certain modifications were subsequently made. The Company recorded deferred compensation in connection with stock options granted with exercise prices less than the fair market value of the common stock on the measurement date. The amount of such deferred compensation per share was equal to the excess of the fair market value over the exercise price on such date. Recorded deferred stock-based compensation was recognized as stock-based compensation expense ratably over the applicable vesting periods, which are generally deemed to be the applicable service periods. Accordingly, deferred compensation cost was recorded on the date of the grant to the extent that the fair value of the underlying share of common stock exceeded the exercise price for a stock option or the purchase price for a share of common stock. Upon the adoption of SFAS 123R effective January 1, 2006, the Company reversed unrecognized deferred stock-based compensation of $8,000 as of December 31, 2005 and reduced additional paid-in capital by the same amount.

Unrecognized compensation expense as of June 30, 2006 was $1.2 million and will be recognized ratably over the expected remaining term of approximately three years.

If compensation expense for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS 123, the Company’s net loss and loss per share, as reported, would have been increased to the pro forma amounts indicated below (in thousands, except per share data) for the three months and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Restated)	(Restated)
Net loss, as reported	$(3,374)	$(8,332)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	5	42
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(338)	(999)

Net loss, pro forma	$(3,707)	$(9,289)

Loss per share, as reported, basic and diluted	$(0.07)	$(0.16)

Loss per share, pro forma, basic and diluted	$(0.07)	$(0.18)

The Company made no new grants of stock options or other share-based awards, but did extend 53 existing fully vested option grants representing 236,806 shares to an expected term of two years in the three months ended June 30, 2006 that could not be exercised and would have otherwise expired due to the Company not being current in its SEC filings. These extensions were treated as modifications to the original grants and the incremental fair value associated with these modifications was calculated using the Black-Scholes option pricing model. For the purposes of computing stock-based compensation expense for the three and six months ended June 30, 2006 under SFAS 123R for stock options that were modified and computing pro forma net loss for the three and six months ended June 30, 2005 under SFAS 123, the fair value of each option grant or modification is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0.0%	1.9%	0.0%	1.8%
Expected term	2 years	5 years	2 years	5 years
Risk-free interest rate	5.10%	3.72%	5.10%	3.95%
Volatility rate	0.7756	0.6898	0.7756	0.6692

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

No purchases have been permitted subsequent to November 10, 2005 due to restrictions on the Company’s ability to issue stock as a result of being delinquent with its SEC filings. There were no purchases under the Purchase Plan and employee contributions were terminated during the quarter ended June 30, 2006. The termination of future contributions and extension of the purchase date were treated as modifications to the two year offering period which began May 10, 2005. The fair value associated with these modifications was calculated using the Black-Scholes option pricing model.

The assumptions used to value the shares to be issued under the Purchase Plan are as described in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0.0%	1.9%	0.0%	1.8%
Expected term	1 year	1.25 year	1 year	1.25 year
Risk-free interest rate	5.01%	3.72%	5.01%	3.95%
Volatility rate	0.8173	0.6898	0.8173	0.6692

The following table summarizes cash received and the aggregate intrinsic value for purchases under the Purchase Plan during the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash received	$—	$338	$—	$338
Aggregate intrinsic value	$—	$60	$—	$60

(12)	Income Taxes

The Company determines the need for a valuation allowance on deferred tax assets in accordance with the provisions of SFAS 109, which requires that the Company weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for the future tax consequences attributable to operating losses and tax credit carry-forwards. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. The Company evaluated all significant available positive and negative evidence, including the existence of cumulative net losses in recent periods, benefits that could be realized from available tax strategies, and forecasts of future taxable income, in determining the need for a valuation allowance on its deferred tax assets. Cumulative net losses in recent periods represented sufficient negative evidence that was difficult for positive evidence to overcome the evaluation guidance of SFAS 109. Accordingly, the Company intends to maintain a valuation allowance against all of the Company’s net deferred tax assets in the United States and most of the foreign jurisdictions until sufficient positive evidence, such as the resumption of a consistent earnings pattern, exists to support its reversal in accordance with SFAS 109.

(13)	Segment Information

Net sales information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	$10,074	$10,676	$17,891	$15,560
Canada	659	702	1,284	1,075
Asia/Pacific	5,013	2,918	8,994	5,922
Europe/Africa/Middle East	5,465	3,574	8,601	6,447
Latin America	767	460	1,597	1,044

	$21,978	$18,330	$38,367	$30,048

Long-lived assets, which consist of property and equipment, were located in the following geographic regions (in thousands):

	June 30, 2006	December 31, 2005
United States	$22,788	$23,036
Canada	1,549	1,157
Taiwan and other Asia/Pacific	2,798	1,339
Europe/Africa/Middle East	1,386	1,149

	$28,521	$26,681

Net sales information by product category is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Wireline access	$7,183	$5,239	$13,363	$10,029
Cable broadband	6,930	6,903	12,720	10,833
Fiber optics	6,532	4,834	10,352	7,200
Signaling	1,333	1,354	1,932	1,986

	$21,978	$18,330	$38,367	$30,048

No single customer accounted for 10% or more of the Company’s sales during the three or six months ended June 30, 2006 and 2005.

(14)	Statements of Cash Flows

The Company presents its condensed consolidated statements of cash flows using the direct method. Following is a reconciliation of net loss to net cash used in operating activities (in thousands):

	Six Months Ended June 30,
	2006	2005
		(Restated)
Net loss	$(5,112)	$(8,332)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,787	3,451
Stock-based compensation expense	594	42
Provision for (recoveries of) losses on accounts receivable	2	(86)
Loss on disposal of property and equipment	52	61
Gain on sale of marketable securities	(2)	—
Deferred income taxes	176	132
Changes in operating assets and liabilities :
Accounts receivable	1,162	1,677
Inventories	(5,663)	(922)
Prepaid expenses and other assets	(379)	49
Accounts payable and other accrued expenses	3,066	1,520
Income taxes payable	(167)	62
Deferred revenue	2,551	35

Total adjustments	4,179	6,021

Net cash used in operating activities	$(933)	$(2,311)

(15)	Legal Proceedings and Contingencies

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

On September 27, 2007, the Company reached a settlement with VeEx which terminated all outstanding litigation. The settlement did not have a material impact to the Company’s consolidated financial statements.

B.T.T. Communications Technologies Ltd.

On February 14, 2007, B.T.T. Communications Technologies Ltd. (“BTT”) filed a lawsuit against the Company and RDT Equipment and Systems (1993) Ltd. (“RDT”) in Tel-Aviv Jaffa District Court in Israel. BTT alleged that the Company unlawfully terminated that certain Distribution Agreement by and between the Company and BTT dated December 1, 2000. BTT further alleged that the Company misappropriated BTT’s proprietary and quasi-proprietary rights with respect to certain trade secrets including, but not limited to, customer lists, projects and certain rights of distribution. BTT sought injunctive relief to prohibit the Company from distributing products in Israel through another distributor, namely RDT. On December 31, 2007, the Company reached a settlement with BTT which terminated all outstanding litigation between the parties. The settlement did not have a material impact to the Company’s consolidated financial statements.

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

Restructuring

On February 6, 2008, the Company announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a reduction in the Company’s worldwide workforce, across all functional areas, and a shut-down of certain international offices. The restructuring charge is estimated to be approximately $1.4 million and includes employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment that will be disposed of and will be recorded in the first quarter of fiscal 2008.

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

The third factor is profitability. In general, profitability indicates our success in generating present and future cash flows from our operating activities. Key components of our profitability are net sales, cost of sales, and operating expenses. See the discussion directly below and “Comparison of the Three Months ended June 30, 2006 and 2005” and “Comparison of Six Months ended June 30, 2006 and 2005.”

For the three months ended June 30, 2006, our net income was $0.1 million and for the six months ended June 30, 2006, our net loss was $5.1 million compared with a net loss of $3.4 million and $8.3 million for the three and six months ended June 30, 2005. The Company’s net income during the current quarter was the result of sales growth and the resulting improved gross margin, offset by increases in stock-based compensation expense associated with the adoption of SFAS 123R and the adoption of an employee retention plan.

Our net sales for the six months ended June 30, 2006 increased $8.3 million, or 28%, from the net sales for the six months ended June 30, 2005. Our backlog at June 30, 2006 increased to $20.4 million, representing a $14.9 million increase from the backlog of $5.5 million at June 30, 2005 and a $5.8 million increase from the backlog of $14.6 million at March 31, 2006. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in the amount of backlog orders for our products from quarter to quarter.

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

A portion of our sales are denominated in Euros, as well as small amounts in the Canadian Dollar, Japanese Yen, Korean Won, and other currencies, and we have, in prior years, used derivative financial instruments to hedge our foreign exchange risks. As of June 30, 2006, we had no derivative financial instruments. To date, foreign exchange exposure from sales has not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See Part II, Item 1A, “Risk Factors—Risks of International Operations.”

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

Our industry is characterized by limited sources and long lead times for the materials and components that we use to manufacture our products. If we underestimate our requirements, we may have inadequate inventory, resulting in additional product costs for expediting delivery of long lead time components. An increase in the cost of components could result in lower margins. These long lead times have in the past, and may in the future cause us to purchase larger quantities of some parts, increasing our investment in inventory and the risk of the parts’ obsolescence. Any subsequent write-off of inventory could result in lower margins. See Part II, Item 1A, “Risk Factors—Dependence on Sole and Single Source Suppliers.”

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

We adopted SFAS 123R using the modified-prospective method of recognition of compensation related to share-based payments effective January 1, 2006. During the six months ended June 30, 2006, we recorded stock-based compensation expense for all share-based payments granted or modified subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense related to options granted prior to the adoption of SFAS 123R that were unvested as of January 1, 2006 has been charged to the departments of the employees who received these option grants using the grant date fair value determined under SFAS 123. During the first six months of 2006, we recognized stock-based compensation expense of $30,000 to cost of sales, $274,000 to research and development expense, $204,000 to selling and marketing expense, and $86,000 to general and administrative expense. The results of operations for the six months ending June 30, 2005, were not restated to reflect the impact of adopting SFAS 123R as the Company adopted SFAS 123R using the modified prospective method.

Also, during the six months ended June 30, 2006 and 2005, we charged $0.4 million and $1.0 million, respectively, to general and administrative expense for amortization of intangible assets obtained through business acquisitions, such as developed technology and non-compete agreements.

Results of Operations

Comparison of Three-Month Periods Ended June 30, 2006 and 2005

Net Sales. Net sales increased 20% to $22.0 million for the three months ended June 30, 2006, from $18.3 million for the same period of 2005. Sales of our wireline access products increased by $1.9 million, or 37%, sales of our fiber optics products increased by $1.7 million, or 35%, and sales of our broadband and signaling products remained essentially flat. The sales increase in wireline access products was primarily the result of increases in orders for our xDSL, SSMTT and Sunset E20 product lines. Among cable broadband products, sales of our CM and AT2500R product lines remained flat. Among fiber optics products, sales growth was attributable to increased sales of our STT and MTT platforms. During the three months ended June 30, 2006 and 2005, our sales were not significantly affected by changes in prices.

Sales for the three months ended June 30, 2006 decreased $0.6 million, or 6%, in North America, increased $2.1 million, or 72%, in Asia/Pacific, increased by $1.9 million, or 53%, in Europe/Africa/Middle East and increased by $0.3 million, or 67%, in Latin America, compared with the same period of 2005. The decrease in North American sales was primarily due to decreased sales of our fiber optics products. The increase in Asia/Pacific is largely the result of increased sales of our fiber optics and wireline access products. Our sales in Europe saw increased sales of both our wireline access and fiber optics products. Sales to Latin America remain a small part of our business; small changes in order volume from this region can represent large percentage fluctuations, as was the case during the three months ended June 30, 2006. International sales, including sales to Canada, increased to $11.9 million, or 54% of net sales, for the three months ended June 30, 2006, from $7.7 million, or 42% of net sales, for the three months ended June 30, 2005.

Cost of Sales. Cost of sales increased $0.2 million, to $7.0 million for the three months ended June 30, 2006, compared to $6.8 million for the same period in 2005. Gross margins were 68% and 63% of net sales for the three months ended June 30, 2006 and 2005, respectively. The higher gross margins were primarily the result of changes in product mix. Gross margins are expected to be under continued pressure through 2007 as product mix, new product introductions and regulatory impact on components adversely impact margins. Margins are expected to return to historic levels of approximately 65% in 2008.

Research and Development. Research and development expenses increased 11% to $4.9 million for the three months ended June 30, 2006 from $4.4 million for the same period of 2005. This increase was primarily due to increased payroll costs of $0.4 million in response to increased headcount and increased stock-based compensation expense of $0.2 million. Research and development expenses were 22% of net sales during the three months ended June 30, 2006 and 24% of net sales for the corresponding period in 2005. Research and development expenses tend to fluctuate from period to period, depending on requirements at the various stages of our product development cycles. Research and development expenses are expected to remain at current levels, or increase slightly, as a percentage of sales as a result of expanded activity in new product development.

Selling and Marketing. Selling and marketing expenses increased 6% to $6.5 million for the three months ended June 30, 2006 from $6.2 million for the same period of 2005. This increase was primarily due to a $0.4 million increase in payroll costs, a $0.2 million increase in commissions, and a $0.1 million increase in stock-based compensation expense, offset by a $0.2 million decrease in depreciation expense. Selling and marketing expenses were 30% and 34% of net sales for the three months ended June 30, 2006 and 2005, respectively.

General and Administrative. General and administrative expenses increased 4% to $4.3 million for the three months ended June 30, 2006 from $4.1 million for the three months ended June 30, 2005. This increase was primarily due to increased payroll and employee retention costs of $0.5 million, and increased accounting and audit related professional services of $0.6 million. These increases were offset by decreased legal fees of $0.8 million, with such decrease being due, principally, to the settlement of our litigation with Acterna in August 2005. General and administrative expenses were 20% and 23% of net sales for the three months ended June 30, 2006 and 2005, respectively. General and administrative expenses are expected to continue at similar levels through the first half of 2008 as decreased legal expenses are offset by increased costs of compliance with Sarbanes-Oxley and continuing significant accounting and audit related expenses.

Other Income, Net. Other income, net primarily consists of interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net increased to $522,000 for the three months ended June 30, 2006, from $36,000 for the three months ended June 30, 2005. The increase was primarily due to an increase in foreign exchange gains.

Income Tax Expense (Benefit). Income tax expense (benefit) consisted primarily of federal, state, and foreign income taxes. We recorded an income tax benefit of $0.3 million for the three months ended June 30, 2006 compared with income tax expense of $0.3 million for the three months ended June 30, 2005. The income tax benefit was primarily the result of a discrete benefit recorded in the second quarter relating to the recognition of research and development tax credits in Canada.

Comparison of Six-Month Periods Ended June 30, 2006 and 2005

Net Sales. Net sales increased 28%, to $38.4 million during the six months ended June 30, 2006 from $30.0 million during the same period of 2005. Sales of our wireline access products increased by $3.3 million, sales of our cable broadband products increased by $1.9 million, sales of our fiber optics products increased by $3.2 million, and sales of our signaling products decreased by $0.1 million. The sales increase in wireline access products was generally driven by increased demand for our SunSet MTT, and xDSL-CLT product lines. Among cable broadband products, increased sales were the result of increased demand for our CM product line and AT2500R system. Among fiber optics products, increased sales were the result of demand for our Scalable Test Toolkit and Modular Test Toolkit product lines. Signaling sales remained essentially flat. During the six months ended June 30, 2006 and 2005, our revenues were not significantly affected by changes in prices.

Sales during the six months ended June 30, 2006 increased $2.5 million, or 15%, in North America, $3.1 million, or 52%, in Asia/Pacific, $2.2 million, or 33%, in Europe/Africa/Middle East, and $0.6 million, or 53%, in Latin America, compared with the same period of 2005. The increase in North American, European and Asian sales was primarily due to increased sales of our cable broadband and wireline access products. Sales to Latin America remain a small part of our business; small changes in order volume from this region can represent large percentage fluctuations with sales increases coming across all product lines. International sales, including sales to Canada, increased $6.0 million to $20.5 million, or 53% of sales for the six months ended June 30, 2006 compared to $14.5 million, or 48% of total net sales, for the same period of 2005.

Cost of Sales. Cost of sales increased 21% to $13.1 million during the six months ended June 30, 2006, from $10.8 million during the same period of 2005. The primary contributor to this increased cost of sales was direct material costs, which increased $2.1 million over the six months ended June 30, 2005. This increase in direct material costs was associated with increased sales volume and product mix. Gross margins represented 66% and 64% of net sales during the six months ended June 30, 2006 and 2005, respectively. Gross margins are expected to be under continued pressure through 2007 as product mix, new product introductions and regulatory impact on components adversely impact margins. Margins are expected to return to at or near historic levels of approximately 65% in 2008.

Research and Development. Research and development expenses increased 12% to $10.2 million during the six months ended June 30, 2006, from $9.0 million during the same period of 2005. This increase was primarily due to a $0.5 million increase in payroll costs, and $0.3 million in stock-based compensation expense associated with the adoption of SFAS 123R. Research and development expenses were 26% and 30% of net sales during the six months ended June 30, 2006 and 2005, respectively. Research and development expenses are expected to remain at current levels, or increase slightly in both absolute dollars and as a percentage of sales as a result of expanded activity in new product development.

Selling and Marketing. Selling and marketing expenses increased 14% to $12.6 million during the six months ended June 30, 2006, from $11.0 million during the same period of 2005. Significant components of this increase were a $0.7 million increase in payroll costs, a $0.4 million increase in commissions, and a $0.2 million increase in stock-based compensation expense associated with the adoption of SFAS 123R. Selling and marketing expenses were 33% and 37% of net sales during the six months ended June 30, 2006 and 2005, respectively.

General and Administrative. General and administrative expenses increased 15% to $8.4 million during the six months ended June 30, 2006, from $7.3 million during the same period of 2005. This increase was primarily from $1.1 million in professional services costs, which increased as a result of higher audit costs, the increased expenses for compliance with Sarbanes-Oxley and professional and legal expenses associated with the ongoing investigation of business practices. The remaining balance of the increase was primarily due to increased payroll costs of $0.5 million primarily associated with compensation relating to the termination of certain employees. General and administrative expenses were 22% and 24% of net sales during the six months ended June 30, 2006 and 2005, respectively. General and administrative expenses are expected to continue at similar levels through the first half of 2008 as decreased legal expenses are offset by increased costs of compliance with Sarbanes-Oxley and continuing significant accounting and audit related expenses.

Other Income, Net. Other income, net primarily represented interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net increased 267%, to $0.9 million during the six months ended June 30, 2006, from $0.2 million during the same period of 2005. This was primarily due to an increase in foreign exchange gains.

Income Tax Expense (Benefit). Income tax expense (benefit) consisted primarily of state, and foreign income taxes pertaining to certain foreign subsidiaries that had taxable income. We recorded income tax expense of $0.1 million during the six months ended June 30, 2006 and $0.5 million during the same period of 2005.

Liquidity and Capital Resources

Cash Requirements and Capital Resources

At June 30, 2006 and December 31, 2005, we had working capital of $33.4 million and $40.1 million, respectively, and cash and cash equivalents and short-term investments of $20.3 million and $25.0 million, respectively. The fair value of our investment in non-current marketable securities was $1.2 million and $0.8 million at June 30, 2006 and December 31, 2005, respectively consisting entirely of the common stock of Top Union, which we consider to be "available-for-sale," as that term is defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We carry this investment at its fair value on our balance sheet, with the unrealized gain of $0.4 million as of June 30, 2006 deferred as a component of stockholders' equity. Because our holding is large relative to the normal trading volume in Top Union stock, we do not consider this to be a liquid investment, and therefore, we classify it as a non-current asset.

In addition, in 2001, we obtained a loan from the Italian government, which bears interest at 2% a year. At June 30, 2006, the outstanding balance on this loan was $705,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003. We also have short-term notes and other borrowings, with an aggregate amount due of $54,000.

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

On February 6, 2008, we announced a plan intended to reduce costs and improve operating efficiencies. The plan included a 12% reduction in our worldwide workforce, across all functional areas, and a shut-down of certain international offices. The cost reduction program, when fully implemented, is expected to save approximately $10-12 million per year on a pre-tax basis. We will recognize a one-time charge of approximately $1.4 million associated with employee severance payments, lease terminations, and other miscellaneous charges in the first quarter of fiscal 2008. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment that will be disposed.

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

Cash used in operating activities was $0.9 million during the six months ended June 30, 2006, compared with $2.3 million during the same period of 2005. The $1.4 million reduction in cash used in operating activities was primarily due to a $10.4 million increase in cash received from customers offset by a $9.9 million increase in cash paid to suppliers and employees. The increase in cash received from customers was primarily attributable to the timing of sales during the period. The increase in cash paid to suppliers and employees was primarily the result of increased inventory purchases and increased costs of operations. In general, our ability to generate positive cash flows from operations depends on our ability to generate and collect cash from future sales, while maintaining a cost structure lower than those sales amounts. Therefore, sales volume is the most significant uncertainty in our ability to generate positive cash flows from operations.

Cash provided by investing activities was $2.8 million during the six months ended June 30, 2006, compared with $1.5 million during the same period of 2005. During the six months ended June 30, 2006, we used $3.3 million in cash for capital expenditures, offset by proceeds from the sale of $6.1 million in short-term investments. During the six months ended June 30, 2005, capital expenditures were $1.8 million and purchases of short-term investments were $6.2 million offset by proceeds from sales of $9.5 million of short-term investments. As of June 30, 2006, we had no plans for large capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash used in financing activities was $0.4 million during the six months ended June 30, 2006, compared with $1.7 million during the same period of 2005. During the first six months of 2006, the primary financing activities that used cash were an increase in restricted cash of $0.3 million and the repayment of $0.1 million on notes payable. During the first six months of 2005, the primary financing activities that used cash were cash dividends of $2.5 million, and the repayment of $0.1 million on notes payable. The primary financing activities that provided cash during the first six months of 2005 were $0.3 million received from sales of shares under the Employee Stock Purchase Plan (“ESPP”), $0.2 million in proceeds from employees exercising stock options, and a $0.3 million decrease in amounts held in restricted cash.

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

Our outstanding debt at June 30, 2006 consisted primarily of a $0.7 million loan from the Italian government for research and development use that is payable in semi-annual payments that started in the second half of 2003 and ends in 2011, three notes payable related to acquisitions, and other short-term borrowings, totaling $0.1 million. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook, or an inability to achieve such changes, which would have any significant impact on our operations. We are not subject to any debt covenants that we believe might have a material impact on our business.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Contractual Obligations

During the three and six months ended June 30, 2006, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheet.

Critical Accounting Policies

The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable. Although these estimates are based on our present best knowledge of the future impact that current events and actions will have on us, actual results may differ from these estimates, assumptions, and judgments.

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

Our management has reviewed our critical accounting policies and the related disclosures with our Audit Committee. These policies and our procedures related to these policies are described further in our Annual Report on Form 10-K for the year ended December 31, 2005 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies.”

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

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007, which will be our fiscal year 2008. We do not expect that the adoption of EITF 06-11 will have a significant impact on our consolidated financial statements.

In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, which will be our fiscal year 2008. We do not expect that the adoption of EITF 07-3 will have a significant impact on our consolidated financial statements.

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

Foreign Currency Risk

We sell our products in North America, the Asia/Pacific region, Latin America, Africa, the Middle East, and Europe and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a small amount of sales denominated in Euros, the Canadian Dollar, Japanese Yen, Korean Won, and other currencies, which are also affected by changes in currency exchange rates. To hedge these risks, we have, at certain times, used derivative financial instruments. During the three and six months ended June 30, 2006, we had no material derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.

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

Equity Price Risk

At June 30, 2006, we owned 3,300,020 shares of the common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation, which we acquired as a strategic investment primarily during the years 1998 through 2000. We consider the Top Union stock to be “available-for-sale,” as that term is defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly we carry our holdings at their fair value on our balance sheet, with the unrealized gain or loss deferred as a component of stockholders’ equity. Because our holding is large relative to the normal trading volume in Top Union stock, we do not consider this to be a liquid investment, and therefore, we classify it as a non-current asset. The carrying amount of this investment as of June 30, 2006 was $1,163,000 and on December 31, 2005 was $818,000. This carrying amount may be affected by an adverse movement of equity market prices in Taiwan and internationally and would be affected by adverse movement in exchange rates. As of June 30, 2006, we did not have any hedging arrangements to protect our Top Union investment against adverse movements in equity prices or exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and determined that, as a result of the material weaknesses in internal control over financial reporting described below, as of June 30, 2006, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

In October 2005, we identified a material weakness in our internal control over financial reporting relating to business practices at our Korean subsidiary. We identified an inadequate level of detailed review of revenue and inventory, as well as issues related to the overall tone at the top regarding business practices and ethics in some of our foreign operations. In July 2006, we took action designed to remediate this material weakness, but it remained a material weakness as of June 30, 2006.

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

During the course of our external audits for fiscal 2005 and 2006, we noted several adjustments identified by our external auditors associated with one of our operating divisions. We identified deficiencies in our staffing requirements and policy regarding the timely replacement of key financial personnel. We have taken actions to remediate this material weakness, but it remained a material weakness as of June 30, 2006.

In November 2006, we identified a material weakness in our internal control over financial reporting relating to our calculation of reserves for excess and obsolete inventory. We identified system and process failures that allowed previously reserved inventory to be revalued upward based upon increased demand. Controls over the calculation of inventory reserves failed to ensure proper valuation of inventory items and to prevent the release of inventory reserves for inventory items previously reserved. In November 2006, we took action designed to remediate this material weakness, but it remained a material weakness as of June 30, 2006.

In September 2007, we identified a material weakness in our internal control over financial reporting relating to the calculation of our tax provision. We identified failures to properly document the tax impact of SFAS 142 relating to goodwill amortization at the time of adoption on January 1, 2002 and the failure to recognize the impact of indefinite lived deferred tax liabilities during the first quarter of 2004 on our deferred tax balances and tax expense. Controls over the calculation of income tax were inadequate to ensure that intangible assets were appropriately identified and tracked, and that indeterminate lived deferred tax liabilities resulting from timing differences relating to goodwill were clearly identified and not offset against determinate lived deferred tax assets. In September 2007, we took action designed to remediate this material weakness, but it remained a material weakness as of June 30, 2006.

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

We have not issued stock options since August 2005. Our controls over the stock option granting process, as of June 30, 2006, included the following controls:

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

Controls at division level

During the course of our external audits for fiscal 2005 and 2006, we noted several adjustments identified by our external auditors associated with one of our operating divisions. In addition, revenue classification errors associated with this division caused a material error in our financial results for the first quarter of 2007 as preliminarily reported in our earnings press release. We believe the reasons for these errors were inadequate levels of training of divisional finance and accounting personnel, and inadequate staffing due to employee promotion and turnover. These errors resulted from a material weakness which consisted of deficiencies in our staffing requirements and policy regarding the timely replacement of key financial personnel. We consider these control deficiencies to be significant and in aggregate led to a material weakness in our internal control over financial reporting as of June 30, 2006. We have taken the following actions during 2007 to remediate this material weakness:

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

Controls over tax provision calculation

During the course of preparing our 2006 federal tax provisions, we identified incomplete information in the supporting schedules for deferred tax assets and liabilities that revealed an error in the calculation of our tax provision for 2004. This represented a material error in our previously reported financial results for 2004 which continued through June 30, 2006. When we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002, we failed to create proper documentation detailing the impact of SFAS 142 on deferred tax liabilities.

This failure to properly document the impact of the adoption of SFAS 142 had no financial statement impact until 2004. In March 2004, as a result of employee turnover combined with this lack of appropriate documentation, we failed to recognize the impact the adoption of SFAS 142 would have on the Company’s income tax provision once a full valuation allowance was put in place against the net deferred tax assets, as was required under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), due to the uncertainty of the realization of such assets. Consequently, we improperly offset the indeterminate lived deferred tax liability associated with goodwill against definite lived deferred tax assets.

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

CHANGES IN INTERNAL CONTROL

During the three months ended June 30, 2006, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of June 30, 2006, we were not involved in any material legal proceedings. As of March 1, 2008, we were involved in the following material legal proceeding:

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

In assessing the findings of our investigation into the business practices in certain of our foreign subsidiaries, our historical stock option granting practices, reserves for excess and obsolete inventory and accounting for deferred income taxes, as well as in connection with the preparation of the restatement of our consolidated financial statements, our management concluded that there were material weaknesses in our internal control over financial reporting as of June 30, 2006.

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

From time to time, our business experiences lower revenues due to decreased or cancelled customer orders. To scale back our operations and to reduce our expenses in response to decreased demand for our products and services and lower revenue, we have at times reduced our workforce, restricted hiring, reduced salaries, restricted pay increases, reduced discretionary spending, and relocated some of our operations abroad.

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

In addition, the Asia/Pacific and Latin America regions, both high-growth emerging markets for telecommunications equipment, have experienced instability in many of their economies and significant devaluations in local currencies. 22% of our sales in 2005 and 24% of our sales in 2004 were from customers located in these regions. In 2006, our sales to customers in those regions were 22% of our total sales. These instabilities may continue or worsen, which could have a material adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

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

The cost, quality, and availability of our Taiwan operation are essential to the successful production and sale of our products. Our increasing reliance on this foreign subsidiary for manufacturing exposes us to risks that are not under our immediate control and which could negatively impact our results of operations. For example, a recurrence of the Severe Acute Respiratory Syndrome (SARS) outbreak that occurred in Asia in recent years could result in a quarantine or closure of our manufacturing operation in Taiwan or its local suppliers. In addition, transportation delays and interruptions, political and economic regulations, and natural disasters could also adversely impact our Taiwan operations and negatively impact our results of operations. See “Risk Factors—Dependence on Sole and Single Source Suppliers” and, “Risks of International Operations” for a discussion of risks associated with concentrating production activities at one facility that is outside the United States.

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

Our balance sheet at June 30, 2006 included an amount designated as “Goodwill” of $12.6 million. Goodwill arises when an acquirer pays more for a business than the fair value of the acquired tangible and separately measurable intangible net assets. Under accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), beginning in January 2002, the amortization of goodwill has been replaced with an “impairment test,” which requires that we compare the fair value of goodwill to its book value at least annually, and more frequently, if circumstances indicate a possible impairment.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.1	Employment Offer Letter, between Sunrise Telecom Incorporated and Robert Chris Pfeiffer, dated April 05, 2006. †	8-K	April 7, 2006	10.01

10.2	Memorandum dated April 27, 2006 from Paul Marshall, Chief Executive Officer and President of Sunrise Telecom Incorporated announcing the retention incentive bonus program. †	8-K	May 3, 2006	10.01

10.3	Termination Agreement between Sunrise Telecom Incorporated and Daniel Babeux entered into on May 2, 2006.	8-K	May 5, 2006	10.01

10.4	Termination Agreement letter executed by Sunrise Telecom Incorporated and Daniel Babeux entered into on May 2, 2006. †	8-K	May 5, 2006	10.02

10.5	Release and Transaction between Sunrise Telecom Incorporated and Daniel Babeux dated entered into on May 2, 2006. †	8-K	May 5, 2006	10.03

10.6	Change of Control Severance Plan, effective June 21, 2006. †	8-K	June 26, 2006	10.01

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE TELECOM INCORPORATED (Registrant)
Date: March 10, 2008

	By:	/s/ PAUL A. MARSHALL
Paul A. Marshall
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ RICHARD D. KENT
Richard D. Kent
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.1	Employment Offer Letter, between Sunrise Telecom Incorporated and Robert Chris Pfeiffer, dated April 05, 2006. †	8-K	April 7, 2006	10.01

10.2	Memorandum dated April 27, 2006 from Paul Marshall, Chief Executive Officer and President of Sunrise Telecom Incorporated announcing the retention incentive bonus program. †	8-K	May 3, 2006	10.01

10.3	Termination Agreement between Sunrise Telecom Incorporated and Daniel Babeux entered into on May 2, 2006.	8-K	May 5, 2006	10.01

10.4	Termination Agreement letter executed by Sunrise Telecom Incorporated and Daniel Babeux entered into on May 2, 2006. †	8-K	May 5, 2006	10.02

10.5	Release and Transaction between Sunrise Telecom Incorporated and Daniel Babeux dated entered into on May 2, 2006. †	8-K	May 5, 2006	10.03

10.6	Change of Control Severance Plan, effective June 21, 2006. †	8-K	June 26, 2006	10.01

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement.