Form 10-Q
period 2006-09-30
SUNRISE TELECOM INC
filed 2008-03-10
CIK 907152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data, unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,457	$18,324
Short-term investments	1,557	6,632
Accounts receivable, net of allowance of $155 and $428, respectively	16,139	17,725
Inventories	22,307	13,298
Prepaid expenses and other assets	1,438	1,185
Deferred tax assets	155	155

Total current assets	57,053	57,319
Property and equipment, net	28,831	26,681
Restricted cash	300	17
Marketable securities	1,295	818
Goodwill	12,569	12,493
Intangible assets, net	1,270	1,564
Other assets	1,012	888

Total assets	$102,330	$99,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$179	$243
Accounts payable	3,282	2,446
Other accrued expenses	13,569	11,796
Income taxes payable	1,699	1,858
Deferred revenue	3,614	842

Total current liabilities	22,343	17,185
Notes payable, less current portion	507	602
Deferred revenue	24	9
Deferred tax liabilities	1,399	1,135

Total liabilities	24,273	18,931

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,349,058 shares outstanding as of September 30, 2006 and December 31, 2005, respectively	51	51
Additional paid-in capital	77,150	76,392
Deferred stock-based compensation	—	(8)
Retained earnings (deficit)	(804)	3,250
Accumulated other comprehensive income	1,660	1,164

Total stockholders’ equity	78,057	80,849

Total liabilities and stockholders’ equity	$102,330	$99,780

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$24,843	$16,784	$63,210	$46,832
Cost of sales	8,434	5,508	21,538	16,327

Gross profit	16,409	11,276	41,672	30,505

Operating expenses:
Research and development	5,234	4,494	15,400	13,475
Selling and marketing	6,388	6,195	18,991	17,220
General and administrative	3,892	3,579	12,247	10,866
Gain from legal settlement	—	(1,500)	—	(1,500)

Total operating expenses	15,514	12,768	46,638	40,061

Income (loss) from operations	895	(1,492)	(4,966)	(9,556)
Other income, net	397	203	1,270	441

Income (loss) before income taxes	1,292	(1,289)	(3,696)	(9,115)
Income tax expense (benefit)	234	(6)	358	500

Net income (loss)	$1,058	$(1,283)	$(4,054)	$(9,615)

Earnings (loss) per share:
Basic and diluted	$0.02	$(0.03)	$(0.08)	$(0.19)

Shares used in per share computation:
Basic	51,349	51,068	51,349	50,930

Diluted	51,486	51,068	51,349	50,930

See accompanying notes to condensed consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Cash received from customers	$67,851	$47,918
Cash paid to suppliers and employees	(71,323)	(53,366)
Income taxes paid	(251)	(239)
Interest and other receipts, net	1,500	2,039

Net cash used in operating activities	(2,223)	(3,648)

Cash flows from investing activities:
Proceeds from sales of short-term investments	6,625	14,452
Purchases of short-term investments	(1,550)	(6,200)
Sales of marketable securities	4	3
Capital expenditures	(5,182)	(2,496)

Net cash provided by (used in) investing activities	(103)	5,759

Cash flows from financing activities:
(Increase) decrease in restricted cash	(283)	295
Payments on notes payable	(208)	(171)
Dividends paid	—	(2,539)
Proceeds from issuance of common stock	—	338
Proceeds from exercise of stock options	—	256

Net cash used in financing activities	(491)	(1,821)

Effect of exchange rate changes on cash and cash equivalents	(50)	(334)

Net decrease in cash and cash equivalents	(2,867)	(44)
Cash and cash equivalents at the beginning of the period	18,324	17,758

Cash and cash equivalents at the end of the period	$15,457	$17,714

Supplemental Disclosures
Cash paid for interest	$18	$18

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

(c) Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. Potential common equivalent shares from weighted average outstanding stock options of 4,435,692 and 4,522,335 for the three and nine months ended September 30, 2006, respectively, and 5,010,989, and 4,818,668 for the three and nine months ended September 30, 2005, respectively, were excluded from the calculation of diluted net income (loss) per share presented in the condensed consolidated statements of operations because their effect would have been anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic income (loss)—weighted-average number of common shares outstanding	51,349	51,068	51,349	50,930
Effect of dilutive potential common equivalent shares - stock options outstanding	137	—	—	—

Diluted income (loss)— weighted-average number of common and common equivalent shares outstanding	51,486	51,068	51,349	50,930

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

The Company adopted SFAS 123R using the modified-prospective method of recognition of compensation expense related to share-based payments effective January 1, 2006. The Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective transition method, the Company’s condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. See Note 10 for the pro forma illustration of the effect on net loss and net loss per share information for the three and nine months ended September 30, 2005, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model. See Note 10 for further disclosures regarding the adoption of SFAS 123R.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be the Company’s fiscal year 2008. The Company is currently assessing the impact of the adoption of SFAS 159 on its consolidated financial statements.

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

(2)	Related Party Transactions

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

(3)	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$12,096	$5,317
Work in process	5,196	4,402
Finished goods	5,015	3,579

	$22,307	$13,298

(4)	Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the equity of the Company that are excluded from net income (loss). The components of the Company’s comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$1,058	$(1,283)	$(4,054)	$(9,615)
Change in unrealized gain on available-for-sale investments, net of related tax effects	132	(205)	479	(546)
Change in foreign currency translation adjustments, net of tax	23	55	17	(288)

Total comprehensive income (loss)	$1,213	$(1,433)	$(3,558)	$(10,449)

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

Short-term investments as of September 30, 2006 and December 31, 2005 consist primarily of market auction rate notes that reset every seven to ninety days, but have an underlying maturity that extends beyond 90 days. The fair value of short-term investments approximates cost as of September 30, 2006 and December 31, 2005.

Non-current marketable securities at September 30, 2006 and December 31, 2005, consisted of common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation. The Company has classified this investment as an available-for-sale security, which is stated at fair value with the unrealized gain presented as a separate component of other comprehensive gain (loss). The market for these securities has been limited and the Company believes it may be difficult to sell a substantial number of shares in any given period, for this reason it is not classified as a current asset.

At September 30, 2006, the Company held 3,300,020 shares of Top Union stock. The Company made no sales of Top Union stock during the three-month period ended September 30, 2006, and sold 9,000 shares in the nine month period ended September 30, 2006, for gross proceeds of $4,000 and realized gains of $2,000. The Company sold 9,000 shares of Top Union stock for gross proceeds of $3,000 and realized gains of $2,000 during the three-month and nine month periods ending September 30, 2005.

As of September 30, 2006, the fair value of the Top Union shares was $1,295,000. This resulted in additional unrealized gain of $132,000 and $479,000 for the three-month and nine month periods then ended, which the Company recorded as other comprehensive income. Unrealized losses for the three-month and nine month periods ended September 30, 2005 were $205,000 and $546,000, respectively, which the Company recorded as other comprehensive loss. At September 30, 2006, the cumulative unrealized gain on this investment was $534,000.

(6)	Goodwill and Other Intangible Assets

Acquired intangible assets consisted of the following (in thousands):

	As of September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,876	$(6,531)	$345
Non-compete (four years)	224	(189)	35
Licenses (five years)	637	(540)	97
Patents and trademarks (two to seventeen years)	911	(118)	793

	$8,648	$(7,378)	$1,270

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,871	$(6,096)	$775
Non-compete (four years)	213	(152)	61
Licenses (five years)	637	(500)	137
Patents and trademarks (two to seventeen years)	686	(95)	591

	$8,407	$(6,843)	$1,564

The Company amortizes intangible assets on a straight-line basis over their estimated useful lives of up to seventeen years. Aggregate amortization expense for the three months ended September 30, 2006 and 2005 was $208,000 and $418,000, respectively, and for the nine months ended September 30, 2006 and 2005 was $560,000 and $1,483,000, respectively. Amortization expense is classified as a general and administrative expense on the Company's condensed consolidated statements of operations.

Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Three months ending December 31, 2006	$170
Year ending December 31,
2007	248
2008	32
2009	32
2010	32
Thereafter	756

$1,270

The changes in the carrying amount of goodwill during the nine months ending September 30, 2006 were as follows (in thousands):

Balance as of December 31, 2005	$12,493
Effect of foreign currency translation	76

Balance as of September 30, 2006	$12,569

The Company performs its annual impairment test of goodwill, as required by SFAS No. 142, Goodwill and Other Intangible Assets, as of November 30 of each fiscal year, unless a triggering event occurs before that date.

(7)	Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Insurance deposits	$475	$313
Rental deposits	413	200
Other deposits	124	375

	$1,012	$888

(8)	Product Warranties Liability

Changes in the Company’s liability for product warranties during the nine month periods ended September 30, 2006 and 2005 were as follows (in thousands):

	Balance at Beginning of Period	Warranty Expense	Warranty Costs	Balance at End of Period
Nine months ending September 30, 2006	$834	$805	$(716)	$923
Nine months ending September 30, 2005	$811	$581	$(517)	$875

(9)	Short-term Borrowings and Notes Payable

The Company has a loan from the Italian government, which bears interest at 2% per year. As of September 30, 2006, the outstanding balance on this loan was $646,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003. The Company also has two short-term notes and other borrowings, with an aggregate amount due of $40,000 as of September 30, 2006.

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Three months ending December 31, 2006	$62
Year ending December 31,
2007	146
2008	144
2009	136
2010	133
Thereafter	65

$686

(10)	Share-Based Compensation

The purpose of the Company’s various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in the Company’s common stock in order to strengthen the mutuality of interests between such persons and its stockholders and to provide such persons with annual and long-term performance incentives to focus their best efforts in the creation of stockholder value. Consequently, share-based compensatory awards issued subsequent to the initial award to the Company’s employees and consultants are determined primarily on the basis of individual performance. The Company’s share-based compensation plans with outstanding awards consist of its 1993 Stock Option Plan, its 2000 Stock Plan, and its 2000 Employee Stock Purchase Plan.

The Company utilizes the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatilities were used in estimating the fair value of the Company’s share-based awards, while the expected life of options was estimated based on historical trends since the Company’s initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of the Company’s share-based compensation. Further, as required under SFAS 123R, the Company now estimates forfeitures for share-based awards that are not expected to vest. The Company charges the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for its stock option grants and up to two years for its employee stock purchase plan. While the Company’s estimate of fair value and the associated charge to earnings materially affects its results of operations, it has no impact on its cash position.

In accordance with SFAS 123R, the Company recognizes tax benefits upon expensing certain share-based awards associated with its share-based compensation plans, including nonqualified stock options and awards, but under current accounting standards the Company cannot recognize tax benefits concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after the adoption of SFAS 123R, the Company recognizes tax benefits only in the period when disqualifying dispositions of the underlying stock occur, which may be up to several years after vesting and in a period when the stock price substantially increases. For qualified stock options that vested prior to the adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital to the extent the Company is able to reduce taxes payable.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Under paragraph A94 footnote 82 of SFAS 123R, tax benefits associated with excess tax deductions normally creditable to additional paid-in capital are not recognized until the deduction reduces taxes payable. Accordingly, no tax benefit related to excess tax deductions from qualified stock options was recognized during the three and nine month periods ended September 30, 2006.

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2006 as a result of the adoption of SFAS 123R was as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of sales	$10	$40
Research and development	56	330
Selling and marketing	73	277
General and administrative	33	119

Total	$172	$766

The impact of adopting SFAS 123R resulted in a decrease to the Company’s income before income taxes and net income of $172,000 for the three months ended September 30, 2006, but did not impact the reported net income per share. The impact of adopting SFAS 123R resulted in an increase to the Company’s loss before income taxes, net loss and net loss per share of $733,000, $733,000 and $0.02, respectively, for the nine months ended September 30, 2006. Application of SFAS 123R had no impact on the Company’s cash position or cash flows from operations.

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

Options issued under the Plans generally vest 25% at the end of 12 months from the vesting commencement date and approximately 2% each month thereafter until fully vested at the end of 48 months from the vesting commencement date. Options not exercised ten years after the date of grant are cancelled. Approximately 94,000 and 490,000 shares associated with options granted in prior periods vested in the three and nine months ended September 30, 2006.

The following table summarizes stock option activity and weighted average exercise prices for the nine months ended September 30, 2006, and for options outstanding and options exercisable, the weighted average exercise prices and the aggregate intrinsic value as of September 30, 2006. The aggregate intrinsic value is based on the closing price of the Company’s common stock on September 29, 2006 of $2.10. Outstanding in the money options represented 1,214,837 shares, of which 1,182,654 were exercisable as of September 30, 2006.

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Balance at December 31, 2005	5,822,664	4,882,481	$3.62
Granted	—	—	$—
Exercised	—	—	$—
Forfeited	884,408	(884,408)	$4.12

Balance at September 30, 2006	6,707,072	3,998,073	$3.51	5.25	$497

Exercisable		3,479,902	$3.57	4.84	$491

Exercisable and expected to vest		3,934,097	$3.51	5.14	$495

The Company has not granted stock options or other share-based awards since August 2005 due to the Company not being current with its SEC filings. As of September 30, 2006, management has committed to present to the Compensation Committee of the Board of Directors proposed new-hire grants totaling 154,000 shares at an exercise price to be determined at the date of grant upon the Company becoming current in its filings with the SEC. These anticipated option grants are not included in the above table.

The following table summarizes cash received and the aggregate intrinsic value for stock options exercised during the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash received	$—	$24	$—	$256
Aggregate intrinsic value	$—	$15	$—	$180

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

Unrecognized compensation expense as of September 30, 2006 was $1.1 million and will be recognized ratably over the expected remaining term of approximately three years.

If compensation expense for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS 123, the Company’s net loss and loss per share, as reported, would have been increased to the pro forma amounts indicated below (in thousands, except per share data) for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(1,283)	$(9,615)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	5	47
Deduct: Stock-based employee compensation expense determined using fair value based method for all awards, net of related tax effects	(331)	(1,330)

Net loss, pro forma	$(1,609)	$(10,898)

Loss per share, as reported:
Basic and diluted	$(0.03)	$(0.19)

Loss per share, pro forma:
Basic and diluted	$(0.03)	$(0.21)

The Company made no new grants of stock options or other share-based awards in the three month period ended September 30, 2006, but did extend 53 existing fully vested option grants representing 236,806 shares to an expected term of two years in the nine month period ended September 30, 2006 that could not be exercised and that would have otherwise expired due to the Company not being current in its SEC filings. These extensions were treated as modifications to the original grants and the incremental fair value associated with these modifications was calculated using the Black-Scholes option pricing model. For the purposes of computing stock-based compensation expense for the three and nine months ended September 30, 2006 under SFAS 123R for stock options that were modified and computing pro forma net loss for the three and nine months ended September 30, 2005 under SFAS 123, the fair value of each option grant or modification is estimated on the date of grant or modification using the Black-Scholes option pricing model. The assumptions used to value the option grants are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	—	2.0%	0.0%	1.9%
Expected term	—	4 years	2 years	5 years
Risk-free interest rate	—	4.20%	5.10%	4.03%
Volatility rate	—	0.6859	0.7756	0.6747

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

The assumptions used to value the Purchase Plan are as described in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	—	2.0%	0.0%	1.9%
Term	—	1.25 Years	1 Years	1.25 Years
Risk-free interest rate	—	4.2%	5.01%	4.03%
Volatility rate		0.6859	0.8173	0.6747

The following table summarizes cash received and the aggregate intrinsic value for purchases under the Purchase Plan during the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cash received	$—	$—	$—	$338
Aggregate intrinsic value	$—	$—	$—	$60

(11)	Income Taxes

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

(12)	Segment Information

Net sales information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$13,301	$9,066	$31,819	$24,627
Canada	368	289	1,025	1,363
Asia/Pacific	5,347	3,678	14,341	9,600
Europe/Africa/Middle East	5,273	3,424	13,874	9,871
Latin America	554	327	2,151	1,371

	$24,843	$16,784	$63,210	$46,832

Long-lived assets, which consist of property and equipment, were located in the following geographic regions (in thousands):

	September 30, 2006	December 31, 2005
United States	$23,122	$23,036
Canada	1,522	1,157
Taiwan and other Asia/Pacific	2,769	1,339
Europe/Africa/Middle East	1,418	1,149

	$28,831	$26,681

Net sales information by product category is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Wireline access	$8,485	$6,274	$21,848	$16,303
Cable broadband	7,997	4,878	20,717	15,711
Fiber optics	6,997	3,956	17,349	11,156
Signaling	1,364	1,676	3,296	3,662

	$24,843	$16,784	$63,210	$46,832

Verizon Communications, Inc. represented 13% and 11% of the Company’s sales during the three and nine months ended September 30, 2006, respectively. No single customer accounted for 10% or more of the Company’s sales during the three or nine months ended September 30, 2005.

(13)	Statements of Cash Flows

The Company presents its condensed consolidated statements of cash flows using the direct method. Following is a reconciliation of net loss to net cash used in operating activities (in thousands):

	Nine Months Ended September 30,
	2006	2005
Net loss	$(4,054)	$(9,615)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,993	5,085
Stock-based compensation expense	766	47
Provision for (recoveries of) losses on accounts receivable	60	(88)
Loss on disposal of property and equipment	223	86
Gain on sale of marketable securities	(2)	(2)
Deferred income taxes	264	378
Changes in operating assets and liabilities:
Accounts receivable	1,526	1,086
Inventories	(9,642)	(1,832)
Prepaid expenses and other assets	(599)	(101)
Accounts payable and accrued expenses	2,614	1,344
Income taxes payable	(159)	(118)
Deferred revenue	2,787	82

Total adjustments	1,831	5,967

Net cash used in operating activities	$(2,223)	$(3,648)

(14)	Legal Proceedings and Contingencies

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

(15)	Subsequent Events

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

Restructuring

On February 6, 2008, the Company announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a reduction in the Company’s worldwide workforce, across all functional areas, and a shut-down of certain international offices. The restructuring charge is estimated to be approximately $1.4 million and includes employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment that will be disposed and will be recorded in the first quarter of fiscal 2008.

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

The third factor is profitability. In general, profitability indicates our success in generating present and future cash flows from our operating activities. Key components of our profitability are net sales, cost of sales, and operating expenses. See the discussion directly below and “Comparison of Three-Months Ended September 30, 2006 and 2005” and “Comparison of Nine-Months Ended September 30, 2006 and 2005.”

For the three months ended September 30, 2006, our net income was $1.1 million and for the nine months ended September 30, 2006, our net loss was $4.1 million compared to a net loss of $1.3 million and $9.6 million for the three and nine months ended September 30, 2005. The Company’s loss from operations during the nine month period ended September 30, 2006 decreased substantially due to sales growth, offset by increases in stock-based compensation expense associated with the adoption of SFAS 123R and the adoption of an employee retention plan.

Our net sales for the nine months ended September 30, 2006 increased $16.4 million, or 35%, from the net sales for the same period during 2005. Our backlog at September 30, 2006 increased to $15.9 million, an $8.4 million increase from the backlog of $7.5 million at September 30, 2005. Backlog decreased $4.5 million from the previous quarter backlog of $20.4 million at June 30, 2006. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in the amount of backlog orders for our products from quarter to quarter.

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

A portion of our sales are denominated in Euros, as well as small amounts in the Canadian Dollar, Japanese Yen, Korean Won, and other currencies, and we have, in prior years, used derivative financial instruments to hedge our foreign exchange risks. As of September 30, 2006, we had no derivative financial instruments. To date, foreign exchange exposure from sales has not been material to our operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See Part II, Item 1A, “Risk Factors—Risks of International Operations.”

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

We adopted SFAS 123R using the modified-prospective method of recognition of compensation related to share-based payments effective January 1, 2006. During the nine months ended September 30, 2006, we recorded stock-based compensation expense for all share-based payments granted or modified subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense related to options granted prior to the adoption of SFAS 123R that were unvested as of January 1, 2006 has been charged to the departments of the employees who received these option grants using the grant date fair value determined under SFAS 123. During the first nine months of 2006, we recognized stock-based compensation expense of $40,000 to cost of sales, $330,000 to research and development expense, $277,000 to selling and marketing expense, and $119,000 to general and administrative expense. The results of operations for the nine months ending September 30, 2005, were not restated to reflect the impact of adopting SFAS 123R as the Company adopted SFAS 123R using the modified prospective method.

Also, during the nine months ended September 30, 2006 and 2005, we charged $0.6 million and $1.5 million, respectively, to general and administrative expense for amortization of intangible assets obtained through business acquisitions, such as developed technology and non-compete agreements.

Results of Operations

Comparison of Three-Month Periods Ended September 30, 2006 and 2005

Net Sales. Net sales increased 48% to $24.8 million for the three months ended September 30, 2006, from $16.8 million for the same period of 2005. Sales of our wireline access products increased by $2.2 million, or 35%, sales of our cable broadband products increased by $3.1 million, or 64%, sales of our fiber optics products increased by $3.0 million, or 77%, and sales of our signaling products declined by $0.3 million, or 19%. The sales increase in wireline access products was primarily the result of increases in orders for our HTT and HDSL product lines. Among cable broadband products, increased sales were primarily due to increased orders for our CM and AT2500R product lines. Among fiber optics products, sales growth was attributable to increased sales of our STT and MTT platforms. During the three months ended September 30, 2006 and 2005, our sales were not significantly affected by changes in prices.

Sales for the three months ended September 30, 2006 increased $4.3 million, or 46%, in North America, increased $1.7 million, or 45%, in Asia/Pacific, increased by $1.8 million, or 54%, in Europe/Africa/Middle East and increased by $0.2 million, or 69%, in Latin America, compared with the same period of 2005. The increase in North American sales was primarily due to increased sales of our cable broadband and fiber optics products. The increase in Asia/Pacific sales was largely the result of increased sales of our wireline access and fiber optics products. Our sales in Europe saw increased sales of our wireline access and signaling products. Sales to Latin America remain a small part of our business; small changes in order volume from this region can represent large percentage fluctuations, as was the case during the three months ended September 30, 2006. International sales, including sales to Canada, increased to $11.5 million, or 46% of net sales, for the three months ended September 30, 2006, from $7.7 million, or 46% of net sales, for the same period in 2005.

Cost of Sales. Cost of sales increased $2.9 million to $8.4 million for the three months ended September 30, 2006 compared to $5.5 million for the same period in 2005. Gross margins were 66% and 67% of net sales for the three months ended September 30, 2006 and 2005, respectively. The slightly lower gross margins were primarily the result of changes in product mix. Gross margins are expected to be under continued pressure through 2007 as product mix, new product introductions and regulatory impact on components adversely impact margins. Margins are expected to return to historic levels of approximately 65% in 2008.

Research and Development. Research and development expenses increased 16% to $5.2 million for the three months ended September 30, 2006 from $4.5 million for the same period of 2005. This increase was primarily due to increased parts and prototyping costs of $0.3 million, increased stock-based compensation expense of $0.1 million associated with the adoption of SFAS 123R, increased payroll costs of $0.2 million in response to increased headcount and retention payments. Research and development expenses were 21% of net sales during the three months ended September 30, 2006 and 27% of net sales for the corresponding period in 2005. In any given time period, research and development expenses may increase in absolute dollars and/or as a percentage of sales, as we continue to invest in product development and expand our product lines. Research and development expenses are expected to remain at current levels, or increase slightly, as a percentage of sales as a result of expanded activity in new product development.

Selling and Marketing. Selling and marketing expenses increased 3% to $6.4 million for the three months ended September 30, 2006 from $6.2 million for the same period of 2005. This increase was primarily due to increased stock-based compensation expense of $0.1 million associated with the adoption of SFAS 123R. Selling and marketing expenses were 26% and 37% of net sales for the three months ended September 30, 2006 and 2005, respectively.

General and Administrative. General and administrative expenses increased 9% to $3.9 million for the three months ended September 30, 2006 from $3.6 million for the same period of 2005. This increase was primarily due to increased payroll and employee retention costs of $0.8 million, and increased accounting and audit related professional services of $0.1 million. These increases were offset by decreased legal fees of $0.7 million, with such decrease being due, principally, to the settlement of our litigation with Acterna in August 2005. General and administrative expenses were 16% and 21% of net sales for the three months ended September 30, 2006 and 2005, respectively. General and administrative expenses are expected to continue at similar levels through the first half of 2008 as decreased legal expenses are offset by increased costs of compliance with Sarbanes-Oxley and continuing significant accounting and audit related expenses.

Gain from Legal Settlement. A one time settlement of $1.5 million was received as a result of the settlement of all litigation between us and Acterna in August 2005. This is considered an unusual item and reported separately on the statement of operations as a component of operating expenses for the three month period ended September 30, 2005.

Other Income, Net. Other income, net primarily consists of interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net increased to $0.4 million for the three months ended September 30, 2006, from $0.2 million for the same period of 2005. This was primarily due to an increase in foreign exchange gains.

Income Tax Expense (Benefit). Income tax expense (benefit) consisted primarily of federal, state, and foreign income taxes. We recorded income tax expense of $0.2 million for the three months ended September 30, 2006 and a tax benefit of less than $0.1 million for the same period of 2005.

Comparison of Nine-Month Periods Ended September 30, 2006 and 2005

Net Sales. Net sales increased 35%, to $63.2 million during the nine months ended September 30, 2006 from $46.8 million during the same period of 2005. Sales of our wireline access products increased by $5.5 million, sales of our cable broadband products increased by $5.0 million, sales of our fiber optics products increased by $6.2 million, and sales of our signaling products decreased by $0.4 million. The sales increase in wireline access product was generally driven by increased demand for our SunSet MTT, HTT and Sunset Light product lines. Among cable broadband products, increased sales were the result of increased demand for our CM product line and AT2500R system. Among fiber optics products, increased sales were the result of increased demand for our Scalable Test Toolkit and Modular Test Toolkit product lines. Signaling product sales reflected decreased orders for our 3G Master product. During the nine months ended September 30, 2006 and 2005, our revenues were not significantly affected by changes in prices.

Sales during the nine months ended September 30, 2006 increased $6.9 million, or 26%, in North America, $4.7 million, or 49%, in Asia Pacific, $4.0 million, or 41%, in Europe/Africa/Middle East, and $0.8 million, or 57%, in Latin America, compared with the same period of 2005. The increase in North American, European and Asian sales was primarily due to increased sales of our cable broadband and wireline access products. Sales to Latin America remain a small part of our business; small changes in order volume from this region can represent large percentage fluctuations with sales increases coming across all product lines. International sales, including sales to Canada, increased $9.8 million to $32.0 million, or 51% of sales for the nine months ended September 30, 2006 compared to $22.2 million, or 47% of total net sales, during the same period of 2005.

Cost of Sales. Cost of sales increased 32% to $21.5 million during the nine months ended September 30, 2006, from $16.3 million during the same period of 2005. The primary contributor to this increased cost of sales was direct material costs, which increased $4.5 million. This increase in direct material costs was associated with increased sales volume and product mix. Gross margins represented 66% and 65% of net sales during the nine months ended September 30, 2006 and 2005, respectively. Gross margins are expected to be under continued pressure through 2007 as product mix, new product introductions and regulatory impact on components adversely impact margins. Margins are expected to return to at or near historic levels of approximately 65% in 2008.

Research and Development. Research and development expenses increased 14% to $15.4 million during the nine months ended September 30, 2006 from $13.5 million during the same period of 2005. This increase was primarily due to a $0.7 million increase in payroll and employee retention costs, and $0.3 million in stock-based compensation expense associated with the adoption of SFAS 123R. Research and development expenses were 24% and 29% of net sales during the nine months ended September 30, 2006 and 2005, respectively. Research and development expenses are expected to remain at current levels, or increase slightly in both absolute dollars and as a percentage of sales as a result of expanded activity in new product development.

Selling and Marketing. Selling and marketing expenses increased 10% to $19.0 million during the nine months ended September 30, 2006 from $17.2 million during the same period of 2005. Significant components of this increase were a $0.9 million increase in payroll and employee retention costs, a $0.8 million increase in commissions, and a $0.3 million increase in stock-based compensation expense associated with the adoption of SFAS 123R. Selling and marketing expenses were 30% and 37% of net sales during the nine months ended September 30, 2006 and 2005, respectively.

General and Administrative. General and administrative expenses increased 12% to $12.2 million during the nine months ended September 30, 2006 from $10.9 million during the same period of 2005. This increase was primarily from a $1.2 million increase in payroll and employee retention costs, and increased professional service costs of $0.9 million, which have increased as a result of higher audit costs, increased expenses for compliance with Sarbanes-Oxley and professional expenses associated with completing the special investigation of business practices in certain of our foreign subsidiaries, partially offset by decreased legal fees due to the settlement of litigation with Acterna in August 2005. General and administrative expenses were 19% and 23% of net sales during the nine months ended September 30, 2006 and 2005, respectively. General and administrative expenses are expected to continue at similar levels through the first half of 2008 as decreased legal expenses are offset by increased costs of compliance with Sarbanes-Oxley and continuing significant accounting and audit related expenses.

Gain from Legal Settlement. A one time settlement of $1.5 million was received as a result of the settlement of all litigation between us and Acterna in August 2005. This is considered an unusual item and reported separately on the statement of operations as a component of operating expenses for the nine month period ended September 30, 2005.

Other Income, Net. Other income, net primarily represented interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net increased 188%, to $1.3 million during the nine months ended September 30, 2006, from $0.4 million during the same period of 2005. This was primarily due to an increase in foreign exchange gains.

Income Taxes Expense (Benefit). Income tax expense (benefit) consisted primarily of state, and foreign income taxes pertaining to certain foreign subsidiaries that had taxable income. We recorded income tax expense of $0.4 million and $0.5 million during the nine months ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash Requirements and Capital Resources

At September 30, 2006 and December 31, 2005, we had working capital of $34.7 million and $40.1 million, respectively, and cash and cash equivalents and short-term investments of $17.0 million and $25.0 million, respectively. The fair value of our investment in non-current marketable securities was $1.3 million and $0.8 million at September 30, 2006 and December 31, 2005, respectively consisting entirely of the common stock of Top Union, which we consider to be “available-for-sale,” as that term is defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We carry this investment at its fair value on our balance sheet, with the unrealized gain of $0.5 million as of September 30, 2006 deferred as a component of stockholders' equity. Because our holding is large relative to the normal trading volume in Top Union stock, we do not consider this to be a liquid investment, and therefore, we classify it as a non-current asset.

In addition, in 2001, we obtained a loan from the Italian government, which bears interest at 2% a year. At September 30, 2006, the outstanding balance on this loan was $646,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003. We also have short-term notes and other borrowings, with an aggregate amount due of $40,000.

On August 13, 2007, we entered into a $10 million secured revolving credit arrangement, as well as a letter of credit facility, with Silicon Valley Bank. We may borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at the bank’s prime rate 6.0% at February 1, 2008. Our line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable. The line of credit and facility expires on August 13, 2008. As of December 28, 2007, the revolving credit arrangement was amended to reduce our tangible net worth requirement from $57 million to $50 million. As of the date of this report, there are no amounts outstanding under this revolving credit agreement.

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

Cash used in operating activities was $2.2 million during the nine months ended September 30, 2006, compared with $3.6 million during the same period of 2005. The $1.4 million decrease in cash used in operating activities was primarily due to a $19.9 million increase in cash received from customers offset by a $18.0 million increase in cash paid to suppliers and employees and a $0.5 million decrease in interest and other receipts. The increase in cash received from customers was primarily attributable to increased sales during the period. The increase in cash paid to suppliers and employees was primarily the result of increased inventory purchases and increased costs of operations. In general, our ability to generate positive cash flows from operations will depend on our ability to generate and collect cash from future sales, while maintaining a cost structure lower than those sales amounts. Therefore, sales volume is the most significant uncertainty in our ability to generate positive cash flows from operations.

Cash used in investing activities was $0.1 million during the nine months ended September 30, 2006, compared with $5.8 million provided by investing activities during the same period of 2005. During the nine months ended September 30, 2006, we made $5.2 million in capital expenditures and $1.6 million in investments in short-term investments, which were offset by proceeds from the sale of $6.6 million in short-term investments. During the nine months ended September 30, 2005, capital expenditures were $2.5 million and investments in short-term investments were $6.2 million, offset by proceeds from sales of $14.5 million in short-term investments. As of September 30, 2006, we had no plans for large capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash used in financing activities was $0.5 million during the nine months ended September 30, 2006, compared with $1.8 million during the same period of 2005. During the first nine months of 2006, the primary financing activities that used cash were an increase in restricted cash of $0.3 million and the repayment of $0.2 million on notes payable. During the first nine months of 2005, the primary financing activities that used cash were cash dividends of $2.5 million, and the repayment of $0.2 million on notes payable. The primary financing activities that provided cash during the nine months ended September 30, 2005 were $0.3 million received from sales of shares under the Employee Stock Purchase Plan, $0.3 million in proceeds from employees exercising stock options, and a $0.3 million decrease in amounts held in restricted cash.

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

Our outstanding debt at September 30, 2006 consisted primarily of a $0.6 million loan from the Italian government for research and development use that is payable in semi-annual payments that started in the second half of 2003 and ends in 2011, three notes payable related to acquisitions, and other short-term borrowings, totaling $0.1 million that were being paid in quarterly installments through 2006. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook, or an inability to achieve such changes, which would have any significant impact on our operations. We are not subject to any debt covenants that we believe might have a material impact on our business.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Contractual Obligations

During the three and nine months ended September 30, 2006, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheet.

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

Foreign Currency Risk

We sell our products in North America, the Asia/Pacific region, Latin America, Africa, the Middle East, and Europe and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a small amount of sales denominated in Euros, the Canadian Dollar, Japanese Yen, Korean Won, and other currencies, which are also affected by changes in currency exchange rates. To hedge these risks, we have, at certain times, used derivative financial instruments. During the three and nine months ended September 30, 2006, we had no material derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.

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

Equity Price Risk

At September 30, 2006, we owned 3,300,020 shares of the common stock of Top Union Electronics Corp. ("Top Union"), a Taiwan R.O.C. corporation, which we acquired as a strategic investment primarily during the years 1998 through 2000. We consider the Top Union stock to be "available-for-sale," as that term is defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly we carry our holdings at their fair value on our balance sheet, with the unrealized gain or loss deferred as a component of stockholders' equity. Because our holding is large relative to the normal trading volume in Top Union stock, as of September 30, 2006 we did not consider this to be a liquid investment, and therefore, classified it as a non-current asset. The carrying amount of this investment as of September 30, 2006 was $1,295,000. The carrying amount may be affected by an adverse movement of equity market prices in Taiwan and internationally and would be affected by adverse movement in exchange rates. As of September 30, 2006, we did not have any hedging arrangements to protect our Top Union investment against adverse movements in equity prices or exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and determined that, as a result of the material weaknesses in internal control over financial reporting described below, as of September 30, 2006, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

In November 2006, we identified a material weakness in our internal control over financial reporting relating to our calculation of reserves for excess and obsolete inventory. We identified system and process failures that allowed previously reserved inventory to be revalued upward based upon increased demand. Controls over the calculation of inventory reserves failed to ensure proper valuation of inventory items and to prevent the release of inventory reserves for inventory items previously reserved. In November 2006, we took action designed to remediate this material weakness, but it remained a material weakness as of September 30, 2006.

During the course of our external audits for fiscal 2005 and 2006, we noted several adjustments identified by our external auditors associated with one of our operating divisions. We identified deficiencies in our staffing requirements and policy regarding the timely replacement of key financial personnel. We have taken actions to remediate this material weakness during 2007, but it remained a material weakness as of September 30, 2006.

In September 2007, we identified a material weakness in our internal control over financial reporting relating to the calculation of our tax provision. We identified failures to properly document the tax impact of SFAS 142 relating to goodwill amortization at the time of adoption on January 1, 2002 and the failure to recognize the impact of indefinite lived deferred tax liabilities during the first quarter of 2004 on our deferred tax balances and tax expense. Controls over the calculation of income tax were inadequate to ensure that intangible assets were appropriately identified and tracked, and that indeterminate lived deferred tax liabilities resulting from timing differences relating to goodwill were clearly identified and not offset against determinate lived deferred tax assets. In September 2007, we took action designed to remediate this material weakness, but it remained a material weakness as of September 30, 2006.

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

Controls at division level

During the course of our external audits for fiscal 2005 and 2006, we noted several adjustments identified by our external auditors associated with one of our operating divisions. In addition, revenue classification errors associated with this division caused a material error in our financial results for the first quarter of 2007 as preliminarily reported in our earnings press release. We believe the reasons for these errors were inadequate levels of training of divisional finance and accounting personnel, and inadequate staffing due to employee promotion and turnover. These errors resulted from a material weakness which consisted of deficiencies in our staffing requirements and policy regarding the timely replacement of key financial personnel. We consider these control deficiencies to be significant and in aggregate led to a material weakness in our internal control over financial reporting as of September 30, 2006. We have taken the following actions during 2007 to remediate this material weakness:

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

Controls over tax provision calculation

During the course of preparing our 2006 federal tax provisions, we identified incomplete information in the supporting schedules for deferred tax assets and liabilities that revealed an error in the calculation of our tax provision for 2004. This represented a material error in our previously reported financial results for 2004 which continued through September 30, 2006. When we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002, we failed to create proper documentation detailing the impact of SFAS 142 on deferred tax liabilities. This failure to properly document the impact of the adoption of SFAS 142 had no financial statement impact until 2004. In March 2004, as a result of employee turnover combined with this lack of appropriate documentation, we failed to recognize the impact the adoption of SFAS 142 would have on the Company’s income tax provision once a full valuation allowance was put in place against the net deferred tax assets, as was required under SFAS 109, Accounting for Income Taxes (SFAS 109), due to the uncertainty of the realization of such assets. Consequently, we improperly offset the indeterminate lived deferred tax liability associated with goodwill against definite lived deferred tax assets.

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

CHANGES IN INTERNAL CONTROL

During the third quarter of 2006 we enhanced our internal control over financial reporting to address weaknesses that had been identified through June 2006.

Our controls over sales office operations, as of September 30, 2006, included the following controls:

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

Our controls over the stock option granting process, as of September 30, 2006, included the following controls:

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

There were no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2006, we were not involved in any material legal proceedings. As of March 1, 2008, we were involved in the following material legal proceeding:

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

The Compensation Committee has not approved any grants of new options since August 2005 as a result of our review of stock option granting practices and our common stock being delisted the NASDAQ Stock Market as a result of our failure to timely file our periodic reports with the SEC. As of February 1, 2008, management has committed to presenting recommendations to the Compensation Committee for the granting of 437,000 shares at an exercise price to be determined at the date of grant. Additionally, we have historically provided grants to employees annually, typically in the first quarter of the fiscal year, but have not made such grants since January 2005.

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

In assessing the findings of our investigation into the business practices in certain of our foreign subsidiaries, our historical stock option granting practices, reserves for excess and obsolete inventory and accounting for deferred income taxes, as well as in connection with the preparation of the restatement of our consolidated financial statements, our management concluded that there were material weaknesses in our internal control over financial reporting as of September 30, 2006.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Controls can be circumvented by the individual acts of some persons, by the collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. In addition, misstatements due to error or fraud may occur and not be detected because of the inherent limitations in a cost-effective control system. As a result, significant deficiencies or material weaknesses in our internal controls may be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, result in material misstatements in our financial statements and/or cause investors to lose confidence in our reported financial information, all of which could lead to a decline in our stock price. Any such failure could also adversely affect the results of periodic management evaluations and annual audit or attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting.

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

Our balance sheet at September 30, 2006 included an amount designated as “Goodwill” of $12.6 million. Goodwill arises when an acquirer pays more for a business than the fair value of the acquired tangible and separately measurable intangible net assets. Under accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), beginning in January 2002, the amortization of goodwill has been replaced with an “impairment test,” which requires that we compare the fair value of goodwill to its book value at least annually, and more frequently, if circumstances indicate a possible impairment.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.1	Employment Offer Letter between the Company and Gerhard Beenen. †	8-K	November 3, 2006	99.1

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement.

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
Richard D. Kent
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

10.1	Employment Offer Letter between the Company and Gerhard Beenen. †	8-K	November 3, 2005	99.1

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement.