Form 10-K
period 2006-12-31
SUNRISE TELECOM INC
filed 2008-04-10
CIK 907152

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

    Yes ☐    No ☒

As of June 30, 2006, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $46,144,818 based upon the last sale price for that date reported for such sale on the NASDAQ National Market.

As of March 1, 2008, there were 51,349,058 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.

SUNRISE TELECOM INCORPORATED

Index to Annual Report on Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

“3GMaster”, “FTT”, “HTT”, “RealWORX” “Sunrise Telecom,” “SunSet”, “SunLite”, “STT”, “Sunset MTT”, “Oculist”, “NeTracker”, “Ghepardo”, “CaLan”, and “Lantrend” are trademarks of Sunrise Telecom Incorporated. This Annual Report on Form 10-K also includes references to registered service marks and trademarks of other entities.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, such as: statements concerning projected revenues, costs and expenses and gross margin; accounting estimates; assumptions and judgments; statements about our pending litigation; expected demand for our products; the effect that seasonality and volume will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale our operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of, and anticipated growth in, our markets; manufacturing, assembly and test capacity; our potential needs for additional capital; and inventory and accounts receivable levels. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, and certain assumptions we have made, all of which may be subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of many factors, including those listed under the section “Risk Factors” contained in Part I, Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

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

KEY PRODUCT CATEGORIES

Our key product application technology areas are described below:

Wireline Access Technology.    Wireline access technology includes technologies such as “Plain Old Telephone Service”, T-carrier, E-carrier, ISDN, and most recently, digital subscriber line technology. Digital subscriber line technology, commonly known as DSL, transmits data up to fifty times faster than older dial-up modems using the existing copper telephone wires. Various implementations of DSL are being developed and deployed, including asymmetric DSL, known as ADSL, symmetric DSL, known as SDSL, high bit-rate DSL, known as HDSL, very high bit-rate DSL, known as VDSL, and others. Service providers deploying DSL technology include local exchange carriers, such as AT&T, Inc. (formerly SBC Communications Inc.), British Telecom, France Telecom PLC, and Verizon Communications Inc.

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

Signaling.    Traditional telephone systems require a signaling mechanism to set up and tear down phone calls. These signals serve functions such as supervising or monitoring the status of a line or circuit to see if it is busy, idle, or requesting service; alerting or indicating the arrival of an incoming call; and addressing or transmitting routing and destination signals over the network. Signaling System 7 (“SS7”), is the base signaling system used by traditional telecom networks worldwide. In addition, new network services such as VoIP, IP-TV, text messaging, multimedia messaging, roaming, and cell-phone web access place entirely new demands on the signaling system. As a result, signaling standards are evolving, and network operators face increasing complexity in monitoring and troubleshooting their signaling networks.

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

THE SUNRISE TELECOM SOLUTION

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

PRODUCTS

Our major products are segmented into the following categories:

WIRELINE ACCESS PRODUCTS

SunSet MTT	•	The Modular Test Toolkit is a full-featured handheld test set for access network service, installation, and maintenance. It features a variety of handheld SunSet chassis configurations with support for over thirty different test modules to fit applications ranging from DSL, IP-TV, VoIP, Ethernet, copper diagnostics, T1 (1.544 mbps) and E1 (2 mbps) transmission, analog Voice Frequency circuits, and SONET/SDH. The SunSet MTT’s modularity allows field technicians to use a single unit to test a broad variety of services found in today’s access network, and protects the customer’s capital investment. The unit identifies problems with the physical transmission media, verifies proper signal transmission, verifies proper performance of the service to the customer, and identifies other problems on a troubled circuit.

SunSet ISDN, SunLite BRI	•	These products support analysis and service verification for the Integrated Services Digital Network, known as ISDN. ISDN is a digital network that offers more bandwidth than the traditional analog telephone network, but less bandwidth than DSL, T1, Ethernet, cable modems and other newer technologies.

SunLite E1	•	This pocket-sized unit supports transmission testing for E1.

SunSet E20	•	This handheld unit supports transmission testing for E1 and service verification for data, voice, mobile, and other signaling protocols.

CABLE BROADBAND PRODUCTS

CM2000 CM1000 CM750	•	These handheld units are used for cable modem installation and field testing for cable television and telephone companies. Different configurations support installation and test of current (Video on Demand, Digital Television and High Speed Data) as well as next generation IP services such as VoIP networks. The CM Series provides an economic growth strategy by providing a simple upgrade path for evolving network installation and test needs.

3010H	•	A rack-mounted headend analyzer and sweep generator that provides the capabilities required to keep cable networks operating reliably and delivering quality, distortion-free signals. It supports up to ten field technicians using remote 3010R products for return path maintenance and, as a forward sweep transmitter, it supports an unlimited number of technicians for maintaining the forward path.

3010R	•	A rugged field unit that includes both forward and return sweep plus Signal Level Meter (“SLM”) capabilities for maintaining the entire cable network. The 3010R can also function as a headend unit for troubleshooting intermittent problems in specific network segments for added flexibility.

AT2500R Series	•	A lightweight, full-featured Spectrum Analyzer designed for Cable TV (“CATV”) headend and field portable applications. It combines high performance CATV, quadrature amplitude modulation (“QAM”), and video analysis in one instrument to verify and maintain analog TV signals, as well as premium digital services.

AT2500H Series	•	Rack-mounted headend Spectrum Analyzer providing remote visibility into headend and plant performance. It performs remote headend testing of both analog and digital downstream and upstream signals from 1 MHz to 1.5 GHz. It can also monitor maximum, minimum, and average ingress levels to be stored for historical reference and trend analysis.

realWORX	•	Fully automated broadband performance verification system that monitors upstream and downstream signal quality on a continuous basis from a headend or hub site. It verifies the quality of downstream QAM and Analog CATV channels and ensures that the Return Path Ingress levels are within acceptable limits. realWORX integrates with the AT2500H Spectrum Analyzers and the optional CM Series test units for remote real-time ingress levels.
FIBER OPTIC PRODUCTS

Scalable Test Toolkit (STT)	•	A portable, modular unit designed to test the core and metro optical networks of today and tomorrow. The STT supports SONET, SDH, OTN, GFP, LCAS, C/DWDM (Coarse/Dense Wavelength Division Multiplexing), OTDR (Optical Time Domain Reflectometer), loss test set, and Ethernet/Gigabit Ethernet testing through a family of stackable test modules. The unit also features a Multi Services Analyzer (MSA) module which offers similar test functionality to our 3GMaster and NeTracker products. The STT offers advanced analysis and diagnostic tools for exchange, central office and laboratory applications.

FIBER OPTIC PRODUCTS

SunSet 10G+	•	A compact handheld unit that supports transmission testing for metropolitan and core optical networks. It supports both SONET and SDH networks, including both electrical and optical signal testing in a small package for testing from 1.5 Mbps to ten gigabits per second bit rates.

SunSet SDH	•	A handheld unit that supports international SDH and digital transmission types found throughout metropolitan and access networks worldwide. The SunSet SDH includes both electrical and optical signal testing and performs advanced service verification for various applications like ATM, mobile, ISDN, and voice.

SunSet OCx	•	A handheld unit that supports North American SONET and digital transmission types found throughout metropolitan and access networks worldwide. The SunSet OCx includes both electrical and optical signal testing and performs advanced service verification for various applications like ATM, mobile, ISDN, and voice.

SunSet MTT	•	The Modular Test Toolkit (MTT) offers physical layer fiber optic testing modules and characterization for fiber optic links through an OTDR, loss test set, power meter, and light source, as well as gigabit Ethernet testing on fiber optic links and an SDH/SONET testing.
SIGNALING TESTING PRODUCTS

3GMaster	•	A network analyzer used to monitor Second and Third Generation Mobile networks. Applications include regular network maintenance, billing verification, network traffic statistics, quality of service testing, and troubleshooting complex problems like roaming and internetworking.

NeTracker	•	An advanced analyzer for testing the multiple protocols and data rates found in next-generation VoIP. Applications include service verification, protocol analysis, voice quality testing, and stress testing for the VoIP environment.

STT-MSA	•	The STT Multi-Service Analyzer (MSA) simulates, monitors, and analyzes different signaling protocols on SS7, ISDN, and IP-based next-generation networks, and analyzes telecommunication environments such as 2G, 2.5G (including GSM, GPRS and EDGE), and 3G (UMTS, IMS and CDMA 2000). Advanced analysis tools capture, decode, and report on both the access network (wireless and wireline) and the core network, simultaneously.

TAMS	•	Traffic Analysis & Measurement System (TAMS) is a distributed system for VoIP, wireline, and wireless networks. It features the Data Collector System (DCS) that gathers, stores, and processes network-wide data, and a centralized server. TAMS monitors in real-time the network traffic and the services provided by the operator, offering detailed reports, statistics and alarms as well as troubleshooting capabilities.

The percentage of our total revenue contributed by each class of products was as follows:

	Year ended December 31,
	2006	2005	2004
Wireline Access	36%	34%	43%
Cable Broadband	31%	30%	26%
Fiber Optics	25%	28%	22%
Signaling	8%	8%	9%

CUSTOMERS

Our customers include telecommunications service providers, cable network operators, network infrastructure suppliers and installers, technicians, and engineers in North America, Latin America, Europe, Africa, the Middle East, and the Asia/Pacific region. We generally sell through distributors internationally and sell direct in the United States. Our international sales offices may also sell directly. The following is a selected list of some of our largest customers in 2006:

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

Since our inception, we have sold versions of our products to over 2,000 customers in over sixty countries. Verizon Communications, Inc. accounted for 11% of our net sales in 2006. No individual end customer or distributor accounted for 10% or more of our net sales in 2005 or in 2004. See Item 1A, “Risk Factors—Customer Concentration.”

SALES, MARKETING AND CUSTOMER SERVICE

Sales.    We sell our products to telecommunications service providers, cable network operators, network infrastructure suppliers and installers, technicians, and engineers through manufacturers’ representatives, independent distributor organizations, and our direct sales force.

In the United States, we sell our products through manufacturers’ representatives who are supported by our in-house direct sales force. Manufacturers’ representatives are paid on a commission basis and have exclusive rights in their respective regions. Our manufacturers’ representatives or direct sales people solicit orders from the customer and we ship our products directly to the customer. We pay commissions once we have received payment from the customer. Our direct sales force includes a team of regional sales managers who direct the sales efforts of our manufacturers’ representatives and regional account managers who focus on specific accounts within a region.

Outside the United States, we sell our products through a mix of our own sales offices and independent distributors, which are directed by our country managers and our regional directors of marketing and sales. In general, we sell our products to the distributor at a discount from the end user price, and the distributor or sales office then resells the products to the end user. International sales were $47.4 million, or 48% of total net sales in 2006, $33.3 million, or 49% of total net sales in 2005, and $29.2 million, or 47% of total net sales in 2004. We expect that international sales will continue to account for a significant portion of our net sales in future periods. In addition to our network of international distributors, we have sales offices based in Anjou, Canada; Beijing, Guangzhou, and Shanghai, China; Tokyo, Japan; Seoul, Korea; Milan, Italy; Paris, France; Mexico City, Mexico; and Gomaringen, Germany. As part of our restructuring announced in February 2008, we have made a decision to close our facility in Anjou, Canada. See Item 1A, “Risk Factors—Risks of International Operations.”

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

SEASONALITY

Our sales have traditionally been seasonal in nature and tied to the buying patterns of our customers. The largest volume of quarterly sales has typically been during the last calendar quarter of the year. In 2006, sales during the fourth quarter rose to $36.7 million or 37% of annual sales. Our 2005 and 2004 fourth quarter sales were $21.7 million, or 32% of annual sales, and $20.1 million, or 33% of annual sales, respectively. We expect that our quarterly operating results may fluctuate significantly and will be difficult to predict due to the lengthy and unpredictable buying patterns of our customers, the degree to which our customers allocate and spend their yearly budgets, and the timing of our customers’ budget processes. See Item 1A, “Risk Factors—Quarterly Fluctuations.”

BACKLOG

Our backlog of customer orders, as of December 31, 2006, was approximately $8.0 million, compared to approximately $7.6 million as of December 31, 2005. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in the amount of backlog orders for our products from quarter to quarter.

RESEARCH AND DEVELOPMENT

We have assembled a team of highly skilled engineering professionals who are experienced at designing telecommunications service verification test equipment. Our engineering personnel have expertise in a number of fields, including interfacing test equipment with digital loop carriers, voice and data switching technology, local loop equipment, and operations support systems. We spent approximately $21.1 million on research and development in 2006, $18.4 million in 2005, and $16.6 million in 2004. Research and development represents our largest direct employment expense. As of December 31, 2006, we had a total of 150 permanent and temporary employees engaged in research and development in: San Jose, California; Norcross, Georgia; Anjou, Canada; Modena, Italy; Taipei County, Taiwan; Beijing, China; and Geneva, Switzerland. We had a total of 139 permanent and temporary employees engaged in research and development as of March 1, 2008.

We believe that our continued success depends on our ability to anticipate and respond to changes in the telecommunications industry and anticipate and satisfy our customers’ preferences and requirements. Accordingly, we continually review and evaluate competitive dynamics, as well as technological and regulatory changes affecting the converging telecommunications and cable broadband industries, and seek to offer products and capabilities that solve our customers’ operational challenges and improve their efficiency. In general, we spend from six months to four years developing a new product.

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

MANUFACTURING AND SOURCES OF SUPPLY

Our production process consists of planning, procurement, fabrication, rework, system assembly, system final test, software option customization, and shipping. We purchase substantially all parts, including resistors, integrated circuit boards, LCDs, and printed circuit boards, from distributors and manufacturers worldwide. We package these parts into kits and either send them to local contract manufacturers to assemble into printed circuit boards or we assemble them ourselves at our Taiwan facility. We perform substantially all remaining manufacturing operations. We maintain sourcing and manufacturing operations in San Jose, California; Anjou, Canada; Taipei County, Taiwan; Geneva, Switzerland; and Modena, Italy, with the Taipei County facility being our largest manufacturing center. Our San Jose, Taipei County, and Modena operations are ISO 9001 certified. As part of our restructuring announced in February 2008, we have made a decision to close our facility in Anjou, Canada.

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

Product Category	Principal Competitors
Wireline Access	JDS Uniphase Corporation; Exfo Electro-Optical Engineering, Inc.; Danaher Corporation (Fluke and Fluke Networks); 3M Corporation; Trend Communications, Ltd.
Fiber Optics SONET/SDH	JDS Uniphase Corporation; Exfo Electro-Optical Engineering, Inc.; Anritsu Corporation; Trend Communications Ltd.
Cable Broadband	JDS Uniphase Corporation; Trilithic, Inc
Signaling	Agilent Technologies, Inc.; Danaher Corporation (Tektronix); Radcom Ltd.

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

INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY

Our intellectual property, including our proprietary technology, processes and know-how, trade secrets, patents, trademarks, and copyrights, is important to our business and to our continued success. As of January 1, 2008, we had twenty issued U.S. patents relating to communications testers that expire between 2015 and 2024. We have filed several applications for additional patents with the U.S. Patent and Trademark Office and with foreign patent offices. Our research and development and manufacturing process typically involves the use and development of a variety of forms of intellectual property and proprietary technology, although no one particular form of this intellectual property and proprietary technology is material to our business. In addition, we incorporate software, some of which we may license from third party sources. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for this licensed software are available both domestically and internationally.

We protect our proprietary technology by the following means:

•	relying on intellectual property law, including patent, trade secret, copyright, and trademark law and by initiating litigation when necessary to enforce our rights;

•	limiting access to our software, documentation, and other proprietary information; and

•	entering into confidentiality agreements with our employees.

EMPLOYEES

At December 31, 2006, we had a total of 610 full-time employees, consisting of 240 in the United States, 186 in Taiwan, 45 in Italy, 44 in Canada, 6 in Korea, 9 in Switzerland, 57 in China, 5 in Japan, 6 in Germany, 5 in France, 3 in Spain, and 4 in Mexico. We also had 18 temporary employees at December 31, 2006. Of the total full-time employees, 146 were engaged in research and development, 132 were engaged in sales, marketing and customer support, 262 were engaged in operations, and 70 were engaged in administration and finance.

At March 1, 2008, we had a total of 533 full-time employees, consisting of 204 in the United States, 148 in Taiwan, 47 in Italy, 35 in Canada, 4 in Korea, 10 in Switzerland, 62 in China, 5 in Japan, 4 in Germany, 5 in France, 3 in Spain, and 6 in Mexico. We also had 18 temporary employees at February 29, 2008. Of the total full-time employees, 135 were engaged in research and development, 133 were engaged in sales, marketing and customer support, 193 were engaged in operations, and 72 were engaged in administration and finance.

None of our employees are subject to a collective bargaining agreement. Our employees worldwide are protected by a multitude of labor laws enacted by the countries in which we operate. We believe that our relations with our employees are good. See Item 1A “Risk Factors—Dependence on Key Employees.”

ITEM 1A.    RISK FACTORS

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating us and our business because these factors may have a significant impact on our business, prospects, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this report as a result of the risk factors discussed below and elsewhere in this report.

Stock Option Granting Practices—Our investigation of our historical stock option granting practices and resulting financial statement restatements and litigation have had, and may continue to have, a material adverse effect on our business, financial condition and results of operations.

Based on our investigation of our historical stock option granting practices, we concluded that we had improperly accounted for options to purchase an aggregate of 1,377,970 shares of our common stock that were awarded in January 2001 and June 2002. As a result, we recorded a total of $5.5 million in additional stock-based compensation expense for the years 2001 through 2004, net of forfeitures related to employee terminations. These expenses had the effect of decreasing income from operations, net income and net income per share (basic and diluted) in the affected periods in which we reported a profit, and increasing loss from operations, net loss and net loss per share in the affected periods in which we reported a loss. As a result, in connection with our Annual Report on Form 10-K for the year ended December 31, 2005, which we filed November 2, 2007, we have restated our consolidated balance sheet as of December 31, 2004 and the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2004, each of the quarters of 2004 and the first two quarters of 2005 as well as our financial statements for fiscal 2001 and 2002 presented in selected financial data in Part II, Item 6, “Selected Financial Data” presented in our 2005 Annual Report on Form 10-K filed.

Our senior management and our Board of Directors have devoted a significant amount of time on matters relating to the restatement, our outstanding periodic reports, remedial efforts and related litigation. In addition, some members of our senior management and our Board of Directors are named defendants in a lawsuit alleging violations of federal securities laws related to the restatement. Defending these actions may require significant time and attention from members of our current senior management and our Board of Directors. If our senior management is unable to devote a significant amount of time in the future developing and attaining our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition and results of operations.

We may face challenges in hiring and retaining qualified personnel due to the restatement, the related internal investigations and the delisting from NASDAQ. We depend on our employees and on our ability to attract and retain highly qualified personnel. Given the lengthy restatement process, the related internal investigations and the delisting of our common stock from NASDAQ, it may become more difficult to retain key personnel, including members of our finance team. In addition, we began to experience a higher attrition rate in the second quarter of 2006, which continued through the first six months of 2007. Our inability to hire qualified personnel and retain existing key personnel has disrupted, and may continue to disrupt, our ability to effectively manage our business and to complete our outstanding periodic reports. In addition, the loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect our ability to sell, our products.

We likely will not apply to relist our common stock on a national securities exchange until we have filed all reports required to be filed with the SEC. There can be no assurance that we will be able to obtain listing of our common stock on a national securities exchange.

Stock Option Issuance and Exercise of Existing Options—We have not issued option grants since August 2005 and option holders have not been permitted to exercise options since December 2005.

Because we are not current with our SEC filings, the Compensation Committee has not approved any new grants of options since August 2005, and existing option holders have not been able to exercise stock options since December 2005. Some options that would otherwise be exercisable have expired unexercised and purchases under the Employee Stock Purchase Plan have been suspended.

The purpose of our various share-based compensation plans is to attract, motivate, retain, and reward employees, directors, and consultants by enabling them to acquire or increase their proprietary interest in our common stock in order to strengthen the mutuality of interests between such persons and our stockholders and to provide such persons with annual and long-term performance incentives to focus their best efforts in the creation of stockholder value. As long as these equity compensation plans are not available to us, we have more limited means of compensating and providing incentives to employees, directors and consultants, which may harm our business and financial results. The failure to meet employee expectations could harm our ability to hire, retain and motivate our employees.

In addition, current and former employees who were unable to exercise in-the-money vested stock options before the options expired may have claims against the Company. We may be required to provide compensation to those employees for the value of their expired unexercised options.

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

Management concluded that there were material weaknesses in our internal control over financial reporting as of December 31, 2006. We identified a material weakness in our internal control over financial reporting associated with our accounting for deferred income taxes, as well as deficiencies in our staffing requirements and policy regarding the timely filling of key financial positions impacting the preparation of our consolidated financial statements.

We do not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Controls can be circumvented by the individual acts of some persons, by the collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. In addition, misstatements due to error or fraud may occur and not be detected because of the inherent limitations in a cost-effective control system. As a result, significant deficiencies or material weaknesses in our internal controls may be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, result in material misstatements in our financial statements and/or cause investors to lose confidence in our reported financial information, all of which could lead to a decline in our stock price. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting.

Stockholder Litigation—We have been named as a party to a stockholder derivative action lawsuit arising from our investigation of our historical stock option granting practices and the subsequent restatement of our financial statements and may be named as a party to additional lawsuits, which could require significant management time and attention and result in significant legal expenses, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Delisting from NASDAQ and Compliance with SEC Reporting Requirements—Our common stock was delisted from the NASDAQ Stock Market, which could adversely affect the price of our stock and the ability of our stockholders to trade in our stock. We have not been in compliance with SEC reporting requirements since November 2005 and if we are unable to regain and remain in compliance with SEC reporting requirements, there may be a material adverse effect on us and our stock price.

Due to our Audit Committee investigation of our business practices, the independent investigation of our historical stock option granting practices, and the restatement activities as a result of the stock option investigation we were unable to timely file our periodic reports with the SEC. As a result, we were not in compliance with the filing requirements for continued listing on the NASDAQ Stock Market and, consequently, our common stock was delisted from the NASDAQ Stock Market in December 2005 and subsequently began trading on the Pink Sheets under the symbol “SRTI.PK.” To the extent that we attempt to relist our common stock on NASDAQ or another exchange, it would be uncertain when, if ever, our common stock would be relisted. In addition, as a result of our delay in filing periodic reports on a timely basis, we will not be eligible to use a registration statement on Form S-3 to register offers and sales of our securities until all periodic reports have been timely filed for at least twelve months after we have filed all required reports.

We have been unable to remain current with the filing of our periodic reports with the SEC, and our efforts to become current may require substantial management time and attention as well as additional accounting and legal expense. As a result of our restatement, we experienced significant delays in the filing of our periodic reports. In addition, if we are unable to become current with our filings with the SEC, we may face several adverse consequences. If we are unable to become and remain current with our filings with the SEC, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and will not be able to make offerings pursuant to existing registration statements pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” These restrictions could adversely affect our business, financial condition and results of operations.

Change in SEC Guidance and Disclosure Requirements—Judgments and estimates utilized by us in determining stock option grant dates and related adjustments in connection with the restatement of our consolidated financial statements may be subject to change due to subsequent SEC guidance or other disclosure requirements.

In determining the financial restatement adjustments in connection with our investigation of our historical stock option granting practices, we used all reasonably available relevant information to form conclusions we believe are appropriate as to the most likely option granting actions that occurred, the dates when such actions occurred, and the determination of grant dates for financial accounting purposes based on when the requirements of the accounting standards were met. We considered various alternatives throughout the course of our investigation and the restatement of our financial statements, and we believe the approaches used were appropriate, and the choices of measurement dates used in our investigation of stock option grant accounting and restatement of our financial statements were reasonable and appropriate in our circumstances. Nevertheless, the issues surrounding our historical stock option granting practices are complex and the regulatory guidelines or requirements continue to evolve. There can be no assurance that the SEC will not issue additional guidance on disclosure requirements related to the financial impact of past stock option grant measurement date errors and that we will not be required to further amend this report or other filings with the SEC to provide additional disclosures pursuant to such additional guidance. Any such circumstance could also lead to future delays in filing our subsequent SEC reports. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows.

Costs of Being a Small Public Company—As a public company we are required to comply with many financial accounting, disclosure and governance rules that impose significant financial and management burdens on us.

As a small public company we are subject to many financial accounting, disclosure and governance requirements, with disproportionately high associated compliance costs relative to our size. For example, we must have our annual financial statements audited and our quarterly statements reviewed by an independent registered public accounting firm, and we must prepare, review and file annual, quarterly and current reports with the SEC. Costs of these and other compliance activities are particularly significant to us because of our small size and our financial position. We have reviewed proposals to make the Company more successful with its current capital structure and with alternative ones. The process of evaluating different alternatives and proposals is time consuming, expensive, and distracts management attention from the operations of the Company. Moreover, so long as we are not current with our SEC filings, our opportunities are more limited. If we are not able to file all the delinquent reports, our financial condition and stockholder confidence in our company may be harmed. Even if we do file all our delinquent reports, we may not be able to comply with all the requirements of being a public company on a regular basis in the future, or we may be unable to reduce the costs of compliance or increase our revenue or profitability sufficiently to cover those costs.

Quarterly Fluctuations—Because our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future, our stock price may be volatile.

We have experienced significant fluctuations in our quarterly results and we expect that our quarterly operating results will fluctuate significantly and unpredictably. Many factors could cause our operating results to fluctuate from quarter to quarter, including the following:

•	the size and timing of orders from our customers, and limitations on our ability to ship these orders on a timely basis;

•

the uneven pace of technological innovation, the development of products responding to these technological innovations by us and our competitors, and customer acceptance of these products and innovations;

•	the variety of price, product, and technology competition;

•	the proportion of our sales that is domestic or international;

•	the mix of the products we sell and the varied margins associated with these products;

•	developments relating to our ongoing litigation; and

•	economic downturns reducing demand for telecommunication and cable equipment and services.

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

Consolidation and Other Risks Within the Telecommunications Industry—Our operating results and financial condition could be adversely affected by consolidation among our principal customers, the uncertainty of end-user demand for the telecommunication services they provide, and the risk of regulatory changes in the telecommunications industry.

In recent years, the telecommunications industry has experienced rapid growth. This growth led to technology innovation, intense competition, short product life cycles, and regulatory uncertainty worldwide. It is difficult for companies operating in this industry to forecast future trends and developments, particularly forecasting customer acceptance of competing technologies. Moreover, the continued growth of end-user demand for telecommunications services is uncertain and difficult to predict. Such uncertainties may lead telecommunications companies to postpone investments in their businesses and purchases of related equipment, such as our products.

The telecommunications industry has also experienced consolidation, such as among incumbent local exchange carriers and competitive local exchange carriers, some of which are major customers. For example, GTE and Bell Atlantic, both of which were customers of ours, merged to create Verizon Communications Inc. Southwestern Bell, Pacific Bell, Ameritech, Bell South, and AT&T have consolidated and now operate as AT&T, Inc. Continued

consolidation in the telecommunications industry may cause delay or cancellation of orders for our products. Additionally, the consolidation of our customers will likely provide them with greater negotiating leverage with us and may lead them to pressure us to lower the prices of our products.

Long-term Impact of Cost Controls—The actions we have taken and may take in response to the slowdowns in demand for our products and services could have long-term adverse effects on our business.

From time to time, our business experiences lower revenues due to decreased or cancelled customer orders. To scale back our operations and to reduce our expenses in response to decreased demand for our products and services and lower revenue, we have in the past reduced our workforce, restricted hiring, reduced salaries, restricted pay increases, reduced discretionary spending, and closed or relocated some of our operations abroad.

On February 6, 2008, we announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a 12% reduction in our worldwide workforce, across all functional areas, and a shut-down of certain international offices. We may be unable to reduce expenditures quickly enough, and sustain them at a level necessary to restore profitability, and we may have to undertake further restructuring initiatives that would entail additional charges. Cost-cutting initiatives may impair our future ability to develop and market products effectively, to manage and control our business, and to remain competitive. Moreover, cost reducing measures are time-consuming, can be costly to implement and can lead to a diminished quality of our products. Each of the above measures could have long-term effects on our business by reducing our pool of employee talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if, and when, the demand for our products increases, and limiting our ability to hire and retain key personnel. These circumstances could cause our growth and our earnings to be lower than they otherwise might be.

Dependence on Wireline Access Products—A significant portion of our sales has been from our wireline access products, which makes our future sales and overall business vulnerable to product obsolescence and technological change in the wireline field.

Sales of our DSL and other wireline access products represented approximately 36% of our net sales during 2006 and 34% during 2005. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may, at any time, adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and reduce or eliminate the demand for our DSL products.

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

Furthermore, our expenditures devoted to research and development may be considered high for our level of sales. If these efforts do not result in the development of products that generate strong sales for us or if we do not reduce these expenditures, our profit levels will not return to desired levels. If we reduce this spending, we may not be able to develop needed new products, which could negatively impact our sources of new revenues.

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

We experienced rapid growth in revenues and in our business during 1999 and 2000 followed by significant slowdowns in 2001 and 2002, which were then followed by sales increases in subsequent years. In particular, we experienced rapid growth in revenues during 2006. These periods of expansion and contraction in our revenues and operations have placed, and may continue to place, a significant strain on our management and operations. As a result of our historical growth and potential future growth or slowdowns, we face several risks, including the following:

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

We purchase many key parts, such as microprocessors, field programmable gate arrays, bus interface chips, optical components, and oscillators, from single source or sole suppliers, and we license certain software from third parties. We rely exclusively on third-party subcontractors to manufacture certain sub-assemblies, and we have retained, from time to time, third party design services in the development of our products. We do not have long-term supply agreements with these vendors. In general, we make advance purchases of some products and components to help ensure an adequate supply. We may experience supply problems as a result of financial or operating difficulties of our suppliers, shortages, and discontinuations resulting from component obsolescence or other shortages or allocations by suppliers. Our reliance on these third parties involves a number of risks, including the following:

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

Sales to customers located outside of the United States represented approximately 48% of our net sales in 2006, 49% in 2005 and 47% in 2004. We expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. In addition, an important part of our strategy calls for further expansion into international markets. As a result, we will face various risks relating to our international operations, including the following:

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

In addition, the Asia/Pacific and Latin America regions, both high-growth emerging markets for telecommunications equipment, have experienced instability in many of their economies and significant devaluations in local currencies. 22% of our sales in 2006 and 2005 and 24% of our sales in 2004 were from customers located in these regions. These economic instabilities may continue or worsen, which could have a material adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

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

The cost, quality, and availability of our Taiwan operations are essential to the successful production and sale of our products. Our increasing reliance on this foreign subsidiary for manufacturing exposes us to risks that are not under our immediate control and which could negatively impact our results of operations. In addition, transportation delays and interruptions, political and economic regulations, and natural disasters could also adversely impact our Taiwan operations and negatively impact our results of operations. See “Risk Factors—Dependence on Sole and Single Source Suppliers” and, “—Risks of International Operations” for a discussion of risks associated with concentrating production activities at one facility that is outside the United States.

Concentration of Control—Our Chief Executive Officer and certain directors retain significant control over us, which may allow them to decide the outcome of matters submitted to stockholders for approval. This influence may not be beneficial to all stockholders.

As of February 29, 2008, Paul A. Marshall, our President and Chief Executive Officer and a member of our Board, and Robert C. Pfeiffer, a member of our Board, beneficially owned approximately 23% and 12%, respectively, of our outstanding shares of common stock. Consequently, these two individuals together control approximately 35% of our outstanding shares of common stock and, to the extent that they act together, may be able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of the stockholders. In addition, Messrs. Marshall and Pfeiffer constitute two of the five members of our Board and have significant influence in directing the actions taken by the Board. Further, to our knowledge, as of February 26, 2008, Paul Ker-Chin Chang, our former Chief Executive Officer, President and Chairman of the Board, continued to hold approximately 10% of our outstanding shares of common stock. To the extent that Mr. Chang acts together with Messrs. Marshall and Pfeiffer, the three individuals together control approximately 45% of our outstanding shares. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of us may also delay or prevent a change in control of us that other stockholders may consider desirable. In addition, conflict among the controlling stockholders may adversely impact their ability to take joint actions in the best interests of us and our other stockholders.

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

Our balance sheet at December 31, 2006 included an amount designated as “Goodwill” of $12.6 million. Goodwill arises when an acquirer pays more for a business than the fair value of the acquired tangible and separately measurable intangible net assets. Under accounting pronouncement SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), beginning in January 2002, the amortization of goodwill has been replaced with an “impairment test,” which requires that we compare the fair value of goodwill to its book value at least annually, and more frequently, if circumstances indicate a possible impairment.

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

Our success depends to a significant extent upon the continued service and performance of a relatively small number of key senior management, technical, sales, and marketing personnel. If any of our senior managers were to leave us, we would need to devote substantial resources and management attention to replace them. As a result, management attention may be diverted from managing our business, and we may need to pay higher compensation to replace these employees. We do not have employment contracts with, or key person life insurance for, any of our personnel. During 2006, following the loss of a number of key employees, we announced the adoption of a retention bonus program and other inducements to reward long-term employees who remained employed with us. Competition for skilled employees is intense, especially in the San Francisco Bay Area where our main operations are located, and there can be no assurance that we will be able to recruit and retain such personnel.

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

Effectiveness of Internal Controls—We will be required to evaluate our system of internal control over financial reporting as of December 31, 2007 and our independent auditor will be required to attest to the effectiveness of our internal controls as of December 31, 2008. Any deficiencies found in our internal control over financial reporting or the inability of our independent auditor to conclude on the effectiveness could negatively impact our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We will be required, beginning with our 2007 Form 10-K, to include in our annual report our management assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Furthermore, our independent auditor will be required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008. If we determine that our internal controls have significant deficiencies or material weaknesses, our ability to report financial results reliably could be questioned and investors might lose confidence in our reports. In addition, inadequate internal controls could cause us to fail to meet our regulatory reporting obligations. Any of these failures could adversely affect the price of our common stock.

AVAILABLE INFORMATION

Our website is http://www.sunrisetelecom.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website is not part of this report.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own our headquarters, manufacturing and research, and development facility, which we built during 2001 on property that we acquired that year. The facility is 91,700 square feet and is located in San Jose, California. As of January 1, 2008, we also leased 10,000 square feet of office and manufacturing space in Anjou, Canada; 16,500 square feet of office and manufacturing space in Norcross, Georgia; 10,000 square feet of office and manufacturing space in Modena, Italy; 127,300 square feet of office and manufacturing space in Taipei County, Taiwan; and 2,000 square feet of office and manufacturing space in Geneva, Switzerland. We lease sales offices in Beijing, Guangzhou, and Shanghai, China; Seoul, Korea; Tokyo, Japan; Gomaringen, Germany; Milan, Italy; Paris, France; and Mexico City, Mexico. As part of our restructuring announced in February 2008, we have made a decision to close our facility in Anjou, Canada.

We believe that our existing facilities are adequate for our needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2006, we were involved in the following material legal proceeding:

On December 13, 2006, a stockholder derivative lawsuit was filed in the Superior Court of the State of California on behalf of Chris Stovall, a purported stockholder of ours, against certain of our current and former officers, directors, and employees and naming us as a nominal defendant. The complaint asserts claims for breach of fiduciary duty, waste, unjust enrichment and other statutory claims arising out of our stock option grant practices, which plaintiff claims included the “backdating” of stock option grants. We disclosed an internal review of such practices in November 2006 and described the results of that review in our Annual Report on Form 10-K for 2005, filed on November 2, 2007. The court has twice granted our motions to dismiss the claims based on the insufficiency of the complaint.

On November 21, 2007, Stovall filed a second amended complaint alleging similar legal claims arising primarily out of the historic stock option grant practices as described in our 2005 Form 10-K. The second amended complaint seeks money damages from the individual defendants, restitution, disgorgement of profits, attorneys’ fees, and various corporate governance reforms.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2006, there were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise.

Part II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

INFORMATION ABOUT OUR COMMON STOCK

Our common stock was traded on the NASDAQ Stock Market under the symbol “SRTI” since our initial public offering on July 13, 2000 through December 15, 2005, when our common stock was delisted and began trading on the Pink Sheets under the symbol “SRTI.PK”. Since December 15, 2005 there has been no established public trading market for our common stock.

The following table sets forth, for the periods indicated from January 1, 2005 through December 15, 2005 the highest and lowest sale prices for our common stock, as reported by the NASDAQ Stock Market, and for the period from December 16, 2005 through December 31, 2006, the highest and lowest sale prices for our common stock, as reported by the Pink Sheets.

2006	High	Low	2005	High	Low
First Quarter	$2.25	$1.30	First Quarter	$3.50	$2.58
Second Quarter	$2.35	$1.85	Second Quarter	$2.70	$1.12
Third Quarter	$2.35	$1.80	Third Quarter	$2.39	$1.82
Fourth Quarter	$2.35	$1.85	Fourth Quarter	$2.36	$1.00

Number of Holders

As of March 1, 2008, we had approximately 62 stockholders of record of our common stock. We estimate that as of March 1, 2008, there were approximately 1,486 beneficial owners of our common stock.

Dividend Policy

We did not declare or pay any cash dividend in 2006. In February 2005, our board of directors declared a cash dividend for 2005 in the aggregate amount of approximately $2.5 million. We paid this dividend in March 2005. In February 2004, we declared and paid a cash dividend of approximately $2.5 million. Our Board of Directors will determine the amount of any future dividends based on our future financial condition and results of operations. Our secured revolving credit arrangement with Silicon Valley Bank limits our ability to pay future dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Unregistered Sales of Equity Securities

We did not sell any unregistered shares of our common stock during 2006, 2005, or 2004.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of 2006.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statements of Operations Data: (in thousands, except per share data)
Net sales	$99,880	$68,514	$61,669	$54,949	$54,333
Cost of sales	34,504	22,874	18,966	19,752	18,687

Gross profit	65,376	45,640	42,703	35,197	35,646

Operating expenses:
Research and development	21,068	18,402	16,623	16,612	18,044
Selling and marketing	27,688	23,462	18,067	17,431	17,678
General and administrative	16,586	14,795	10,154	10,111	11,959
Gain from legal settlement	—	(1,500)	—	—	—

Total operating expenses	65,342	55,159	44,844	44,154	47,681

Income (loss) from operations	34	(9,519)	(2,141)	(8,957)	(12,035)
Other income, net	2,174	472	899	875	895

Income (loss) before income taxes	2,208	(9,047)	(1,242)	(8,082)	(11,140)
Income tax expense (benefit)	1,694	1,193	10,464	(2,487)	(4,335)

Net income (loss)	$514	$(10,240)	$(11,706)	$(5,595)	$(6,805)

Dividends per share	$—	$0.05	$0.05	$0.04	$—

Net income (loss) per share: (1)
Basic	$0.01	$(0.20)	$(0.23)	$(0.11)	$(0.14)

Diluted	$0.01	$(0.20)	$(0.23)	$(0.11)	$(0.14)

Shares used in computing net income (loss) per share: (1)
Basic	51,349	51,006	50,426	49,750	49,854

Diluted	51,580	51,006	50,426	49,750	49,854

	December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data (in thousands):
Cash, cash equivalents and short-term investments	$22,015	$24,956	$33,871	$39,885	$37,463
Working capital	40,694	40,134	50,500	56,535	54,876
Total assets	107,658	99,780	109,661	119,671	122,989
Notes payable, less current portion	528	602	882	1,095	1,177
Total stockholders’ equity	82,736	80,849	93,486	104,626	107,310

(1)	See Note 1(p) of the Notes to Consolidated Financial Statements for a detailed explanation of the determination of the number of shares used to compute basic and diluted net income (loss) per share.

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

This first factor is enabled by the second factor: the generation of cash flows from our operating activities. Ultimately, the ability to consistently generate substantial positive cash flows is the primary indicator of our business success and is imperative for our business survival. See “Liquidity and Capital Resources.”

The third factor is profitability. In general, profitability indicates our success in generating present and future cash flows from our operating activities. The key components of our profitability are net sales, cost of sales, and operating expenses. See the discussion directly below and “Comparison of Years Ended December 31, 2006 and 2005” and “Comparison of the Years Ended December 31, 2005 and 2004.”

Sources of Net Sales

We generate our cash flows primarily from selling telecommunications and broadband cable network testing equipment, and our future cash flows are largely dependent on our continuing ability to sell our products and collect cash for the sales to our customers. Our sales largely depend upon our ability to provide products that test most types of telecommunications network technologies, including those related to twisted-pair copper, cable broadband, and fiber optics networks. Within these technologies, we provide products that test the entire length of the network, from the point of installation in a building or residence through system back-offices and trunk lines, including the signaling processes that set up and tear down phone calls and transmit packets. We consider investment in research and development and selling and marketing activities to be critical to our ability to generate strong sales volume in the future. To that end, we continually offer new products, and update existing products, to meet customer needs.

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

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of customers. Verizon Communications, Inc. accounted for 11% of our net sales in 2006. No customers comprised more than 10% of our net sales in 2005 or 2004. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers.

Currently, competition in the telecommunications equipment market is intense and is characterized by declining prices due to increased competition and new products and due to declining customer demand. Because of these market conditions and potential pricing pressures from large customers in the future, we expect that the average selling price for our products will decline over time. If we fail to reduce our production costs accordingly, or fail to introduce higher margin new products, there will be a corresponding decline in our gross margin percentage. See Part I, Item 1A, “Risk Factors—Competition” and “—Risks of the Telecommunications Industry.”

We have increasing sales denominated in Euros, as well as small amounts in the Canadian dollar, Japanese yen, Korean won and other currencies, and have, in prior years, used derivative financial instruments to hedge our foreign exchange risks. We record the impact of changes in the current value of such forward contracts as other income or expense. Foreign exchange exposure from sales is increasingly material to our operations and had a material effect on our operations in fiscal 2006. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of our international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See Part I, Item 1A, “Risk Factors—Risks of International Operations.”

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

Operating Costs

We classify our operating expenses into three general categories: research and development, selling and marketing, and general and administrative. Our operating expenses include stock-based compensation expense and amortization of certain intangible assets. We classify charges to the research and development, selling and marketing, and general and administrative expense categories based on the nature of these expenses. Although each of these three categories includes expenses that are unique to the category type, each category also includes commonly recurring expenses that typically relate to all of these categories, such as salaries, amortization of stock-based compensation, employee benefits, travel and entertainment costs, communications costs, rent and facilities costs, and third party professional service fees. The selling and marketing category of operating expenses also includes expenditures specific to the selling and marketing group, such as commissions, public relations and advertising, trade shows, and marketing materials. The research and development category of operating expenses includes expenditures specific to the research and development group, such as design and prototyping costs. The general and administrative category of operating expenses includes expenses specific to the general and administrative group, such as legal and professional fees and amortization of identifiable intangible assets, such as patents and licenses.

We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon the square footage of facilities used or the headcount in each of these areas. These allocated charges include facility rent, utilities, communications charges, and depreciation expenses for our building, equipment, and office furniture.

We adopted SFAS 123R effective January 1, 2006, using the modified-prospective method of recognition of compensation expense related to share-based payments. Our condensed consolidated statements of operations for the twelve months ended December 31, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective transition method, our condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model. In 2006, we recorded stock-based compensation of $1.0 million.

In 2005 and 2004, we recorded amortization of the deferred stock-based compensation expense of $51,000 and $1.5 million, respectively, related to options to purchase our common stock granted prior to our initial public offering and in 2001 and 2002 at exercise prices that were subsequently deemed to be below fair market value. Total compensation expense related to the options granted prior to our initial public offering, which were granted in 1999 and the first quarter of 2000, and the options granted at below fair market value in the first quarter of 2001 and the second quarter of 2002, were amortized on a straight-line basis, over the respective four-year vesting periods of the options, to the departments of the employees who received these below-market option grants. The 1999 options were fully amortized by the end of 2003, the 2000 options were fully amortized by the end of 2004, the 2001 options were fully amortized by the end of 2005, and the 2002 options were fully amortized by the end of 2006.

Also, during 2006, 2005, and 2004, we charged $0.8 million, $1.8 million, and $2.7 million, respectively, to general and administrative expense for amortization of intangible assets obtained through various business acquisitions, such as developed technology and non-compete agreements.

On February 6, 2008, we announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a 12% reduction in our worldwide workforce, across all functional areas, and a shut-down of certain international offices. The cost reduction program, when fully implemented, is expected to save approximately $10-12 million per year on a pre-tax basis. We will recognize a one-time charge of approximately $1.4 million associated with employee severance payments, lease terminations, and other miscellaneous charges during the first quarter of fiscal 2008. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment that will be disposed.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Years Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	34.5	33.4	30.8

Gross profit	65.5	66.6	69.2

Operating expenses:
Research and development	21.1	26.9	27.0
Selling and marketing	27.7	34.2	29.3
General and administrative	16.6	21.6	16.4
Gain from legal settlement	—	(2.2)	—

Total operating expenses	65.4	80.5	72.7

Income (loss) from operations	0.1	(13.9)	(3.5)
Other income, net	2.2	0.7	1.5

Income (loss) before income taxes	2.3	(13.2)	(2.0)
Income tax expense	1.8	1.7	17.0

Net income (loss)	0.5%	(14.9)%	(19.0)%

COMPARISON OF YEARS ENDED DECEMBER 31, 2006 AND 2005

Net Sales.    Net sales increased 46% to $99.9 million in 2006 from $68.5 million in 2005. During 2006, sales of our wireline access products increased 56% or $12.8 million, sales of our fiber optics products increased 29% or $5.7 million, sales of our cable broadband products increased 51% or $10.6 million, and sales of our signaling products increased 39% or $2.2 million. The sales increases in fiber optics and cable broadband products were generally due to increased demand for our products resulting from our continuing penetration of diverse geographic markets with product lines that we continue to enhance in terms of breadth, functionality, and performance. The increase in wireline access products is primarily the result of the expected transition to new technologies. During the years ended December 31, 2006, 2005, and 2004, our sales were not significantly affected by changes in prices.

During 2006, sales increased $16.8 million or 45% in North America, increased $8.1 million or 49% in Europe/Africa/Middle East, increased $1.2 million or 62% in Latin America, and increased $5.2 million or 40% in Asia/Pacific compared to 2005. The increase in North American sales was primarily the result of increased sales of wireline access products and cable broadband products. Our growth in Europe/Africa/Middle East reflected the results of our ongoing development of distribution channels in these regions. International sales increased to $47.4 million, or 48% of net sales, in 2006, from $33.3 million, or 49% of net sales, in 2005.

Cost of Sales.    Cost of sales increased 51%, to $34.5 million in 2006 from $22.9 million in 2005. Cost of sales represented 35% of net sales in 2006 and 33% of net sales in 2005. This increase in cost of sales was primarily the result of increased sales and increases in the overall cost of materials and increased warranty costs relative to 2005, and the impact of product mix. This percentage is susceptible to change from variations in our product mix, changes in the proportion of our sales to international customers, and pricing pressures. Gross margins are expected to be under continued pressure through 2007 as product mix, new product introductions and regulatory impact on components adversely impact margins. Margins are expected to return to historic levels of approximately 65% in 2008.

Research and Development.    Research and development expenses increased to $21.1 million in 2006 compared to $18.4 million in 2005, and represented 21% of net sales in 2006 as compared to 27% in 2005. The increase in expense was primarily due to increased salaries and wages of $1.0 million associated with increased staffing in Canada and our Beijing research laboratory and retention bonus payments, increased parts and prototyping costs of $0.4 million, and increased stock-based compensation expense of $0.5 million associated with the adoption of SFAS 123R. Research and development expenses tend to fluctuate from period to period, depending on requirements at the various stages of our product development cycles. Through our research and development activities, we have attempted to control costs and to develop products that address customer needs in a rapidly changing and competitive market so that we can increase share in new markets and grow our sales. Research and development expenses are expected to remain at the current levels, or increase slightly as a result of expanded product development activity.

Selling and Marketing.    Selling and marketing expenses increased 18% to $27.7 million in 2006 from $23.5 million in 2005. Selling and marketing expenses represented 28% of net sales in 2006 and 34% of net sales in 2005. The increase in expense was primarily due to increased salaries and wages of $1.5 million primarily associated with increased headcount and retention bonus payments, increased commission expense of $1.7 million associated with increased sales, and increased stock-based compensation expense of $0.4 million associated with the adoption of SFAS 123R. The commission expenses included in selling and marketing can fluctuate both with changes in sales volume and with changes in the channels through which the sales flow. We use different distribution methods to supply our products to different geographical regions and different customers, and the commission rates we incur can vary among these channels. International sales to distributors are generally made at substantial discounts but without commission, resulting in both lower sales prices and lower marketing expenses than equivalent sales made domestically directly to the end customer.

General and Administrative.    General and administrative expenses increased 12% to $16.6 million in 2006 from $14.8 million in 2005. This increase was primarily due to increased salaries and wages of $1.7 million primarily associated with increased headcount and retention bonus payments, increased legal expense of $0.6 million related to special investigations, increased audit related expense of $0.7 million due to expanded procedures as a result of the investigation and restatement, offset in part by lower amortization expense related to intangible assets of $1.0 million and lower legal fees of $0.2 million due to the settlement of litigation with Acterna in August 2005. General and administrative expenses represented 17% of net sales in 2006 and 22% of net sales in 2005. During 2006, we experienced substantial costs related to a special investigation undertaken by the Audit Committee. Excluding this item, general and administrative expense in 2006 was essentially flat as compared to 2005. General and administrative expenses are expected to continue at similar levels through the first half of 2008 as decreased legal expenses are offset by increased costs of compliance with Sarbanes-Oxley and continuing significant accounting and audit related expenses.

Gain from Legal Settlement.    A one-time settlement of $1.5 million was received as a result of the settlement of all litigation between us and Acterna in August 2005. This is considered an unusual item and reported separately on the consolidated statement of operations as a component of operating expenses for the year ended December 31, 2005.

Other Income, Net.    Other income, net primarily represents interest earned on cash and investment balances and gains and/or losses on assets, liabilities, and transactions denominated in foreign currencies. Other income, net increased 361% to $2.2 million in 2006 from $0.5 million in 2005 reflecting a $1.3 million increase in exchange gains due to the impact of the declining dollar on our investments in foreign subsidiaries, increased gains of $0.3 million from the sale of marketable securities, and other income of $0.1 million.

Income Tax Expense.    Income tax expense consists of federal, state, and foreign income taxes. Income tax expense increased to $1.7 million in 2006 from $1.2 million in 2005 and reflects the higher levels of taxable income generated in 2006, primarily in certain of the Company’s foreign subsidiaries.

COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004

Net Sales.    Net sales increased 11% to $68.5 million in 2005 from $61.7 million in 2004. During 2005, sales of our wireline access products decreased by $3.8 million or 14%, sales of our fiber optics products increased by $5.6 million or 41%, sales of our broadband products increased by $5.1 million or 32%, and sales of our signaling products remained substantially flat. The sales increases in fiber optics and broadband products were generally due to increased demand for our products resulting from our continuing penetration of diverse geographic markets with product lines that we continue to enhance in terms of breadth, functionality, and performance. The decline in wireline access products is primarily the result of the expected transition to new technologies. Overall sales growth is primarily due to increased unit sales and not changes in average selling price.

During 2005, sales increased $3.7 million or 11% in North America, increased $3.1 million or 23% in Europe/Africa/Middle East, increased $0.7 million or 53% in Latin America and decreased $0.6 million or 5% in Asia/Pacific compared to 2004. The increase in North American sales was primarily the result of increased sales of cable broadband products. Our growth in Europe/Africa/Middle East reflected the results of our ongoing development of distribution channels in these regions. International sales increased to $33.3 million, or 49% of net sales in 2005, from $29.2 million, or 47% of net sales in 2004.

Cost of Sales.    Cost of sales increased 21% to $22.9 million in 2005 from $19.0 million in 2004. Cost of sales represented 33% and 31% of net sales in 2005 and 2004, respectively. This increase in cost of sales was primarily the result of increased sales and increases in the overall cost of materials relative to 2004 and the impact of product mix. Although cost of sales has increased as a percentage of sales in 2005 relative to 2004, the gross margin percentage in 2005 was consistent with historic margins. This percentage is susceptible to change from variations in our product mix, changes in the proportion of our sales going to international customers, and pricing pressures.

Research and Development.    Research and development expenses increased 11% to $18.4 million in 2005 compared to $16.6 million in 2004. Research and development expenses represented 27% of net sales in both 2005 and 2004. Research and development expenses tend to fluctuate from period to period, depending on requirements at the various stages of our product development cycles. Through our research and development activities, we have attempted to balance two conflicting strategic priorities. The first is to tightly control costs in response to sales volume that has significantly increased since 2002. The second is to continue to develop products that address customer needs in a rapidly changing and very competitive market so that we can increase our share in new markets. We opened a Chinese research facility in 2004, which lowered the average cost per man-hour of engineering during 2005 relative to 2004.

Selling and Marketing.    Selling and marketing expenses increased 30% to $23.5 million in 2005 from $18.1 million in 2004. Selling and marketing expenses represented 34% of net sales in 2005 and 29% of net sales in 2004. During 2005, we invested heavily in our sales channels to better penetrate large accounts and regions where we believed substantial future growth is possible. In particular, the consolidation of the North American sales channel and the establishment of sales offices in France, Mexico, Spain, Italy, and China increased sales expenses in the near term but is expected to result in increased sales in the future. The commission expenses included in selling and marketing can fluctuate both with changes in sales volume and with changes in the channels through which the sales flow. We use different distribution methods to supply our products to different geographical regions and different customers, and the commission rates we incur can vary among these channels.

General and Administrative.    General and administrative expenses increased 45% to $14.8 million in 2005 from $10.2 million in 2004. General and administrative expenses represented 22% of net sales in 2005 and 16% of net sales in 2004. During 2005, we experienced costs aggregating $3.2 million related to litigation to protect our intellectual property rights and $0.8 million associated with a special investigation undertaken by the Audit Committee. Excluding these items, general and administrative expense for 2005 was substantially flat compared to 2004.

Gain from Legal Settlement.    A legal settlement of $1.5 million was received during 2005 relating to patent litigation. This item represents 2% of net sales in 2005. This is considered an unusual item and reported separately on the consolidated statements of operations as a component of operating expenses.

Other Income, Net.    Other income, net primarily represents interest earned on cash and investment balances and, to a lesser extent, gains and/or losses on assets, liabilities, and transactions denominated in foreign currencies. Other income, net decreased 44% to $0.5 million in 2005 from $0.9 million in 2004 reflecting decreased interest earned due to lower investment balances and the impact of currency fluctuations.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Capital Resources

As of December 31, 2006 and 2005, we had working capital of $40.7 million and $40.1 million, respectively, and cash, cash equivalents and short-term investments of $22.0 million and $25.0 million, respectively.

In 2001, we obtained a loan from the Italian government, which bears interest at 2% a year. At December 31, 2006, the outstanding balance on this loan was $0.7 million, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003. As of December 31, 2006, we also have short-term notes and other borrowings, with an aggregate amount due of less than $0.1 million.

On August 13, 2007, we entered into a $10 million secured revolving credit arrangement, as well as a letter of credit facility, with Silicon Valley Bank. We may borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at the bank’s prime rate (5.25% at March 18, 2008). Our line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owing under the credit arrangement are due and payable. The line of credit and facility expire on August 13, 2008. As of the date of this report, there is no amount outstanding under this revolving credit arrangement.

On February 6, 2008, we announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a 12% reduction in our worldwide workforce, across all functional areas, and the closure of certain international offices. The cost reduction program, when fully implemented, is expected to save approximately $10-12 million per year on a pre-tax basis. We will recognize a one-time charge of approximately $1.4 million associated with employee severance payments, lease terminations, and other miscellaneous charges in the first quarter of fiscal 2008. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment that will be disposed.

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

Sources and Uses of Cash

Cash provided by operating activities was $2.7 million in 2006. Cash used in operating activities was $4.0 million in 2005 and $1.5 million in 2004. Cash provided by operating activities increased during 2006 compared to 2005 primarily due to net income in 2006, increased income taxes payable and deferred revenue. These increases were partially offset by increased inventories and accounts receivable in response to higher sales volume. Cash used in operating activities increased during 2005 compared to 2004 primarily due to the increase in operating loss in 2005. In general, our ability to continue to generate positive cash flows from operations will depend on our ability to generate and collect cash from future sales, while maintaining a cost structure lower than those sales amounts. Therefore, sales volume is the most significant uncertainty in our ability to continue to generate positive cash flows from operations.

Cash used in investing activities was $2.9 million in 2006, cash provided by investing activities was $6.2 million in 2005, and cash used in investing activities was $2.5 million in 2004. The $9.1 million decrease in net cash provided by investing activities during 2006 compared to 2005 was primarily due to an increase in capital expenditures associated primarily with the relocation of our manufacturing facility in Taiwan and a decrease in proceeds received from the sale of short-term investments, net of purchases. The $8.7 million increase in net cash provided by investing activities during 2005 compared to 2004 was primarily due to a decrease in capital expenditures and an increase in proceeds received from the sale of short-term investments, net of purchases. As of December 31, 2006, we do not anticipate large capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash used in financing activities was $0.5 million in 2006, $1.4 million in 2005, and $1.9 million in 2004. The decrease in cash used in financing activities during 2006 compared to 2005 is primarily due to the Board of Directors not declaring a cash dividend to be paid in 2006, offset by an increase in restricted cash and a decrease in proceeds from common stock issued under our Employee Stock Purchase Plan and exercise of stock options. No purchases of stock under the Stock Purchase Plan or exercises of stock options have been permitted subsequent to December 2005 due to restrictions on our ability to issue stock as a result of not being current with our SEC filings. The decrease in cash used in financing activities during 2005 compared to 2004 is primarily due to a decrease in restricted cash and an increase in proceeds from common stock issued under our Employee Stock Purchase Plan and exercise of stock options.

Debt Instruments, Guarantees, and Related Covenants

Our outstanding debt at December 31, 2006 consisted primarily of a $0.7 million loan from the Italian government for research and development that is payable over a period of eight years through semi-annual payments ending in 2011. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook or an inability to achieve such changes which would have any significant impact on our operations. We are not subject to any debt covenants that we believe might have a material impact on our business.

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

Valuation of Goodwill and Other Intangible Assets

We evaluate the valuation of goodwill in the manner prescribed by SFAS 142. As required by SFAS 142, we test goodwill for impairment annually, during our fourth fiscal quarter. We would also test goodwill for impairment if certain events or changes in circumstances stipulated by SFAS 142 were to occur. SFAS 142 prescribes a two-phase process for the impairment testing of goodwill. The first screens for impairment by comparing the fair value of our reporting unit, which we consider to be the market capitalization of our entire telecommunications testing equipment business, to its carrying value. If the carrying value were to exceed the fair value, the second phase of the process would occur. In the second phase, we would recognize an impairment for the excess of the carrying value, if any, of our goodwill over its implied fair value. The implied fair value of our goodwill is the excess of our reporting unit’s total fair value over the combined net fair values of its individual assets and liabilities. Based on the annual test for impairment performed during the fourth fiscal quarter of 2006, goodwill was determined not to be impaired, and no subsequent indicators of impairment have been noted. Our market capitalization has consistently exceeded our net asset value, although the margin is narrow and has generally been declining in recent periods.

We evaluate the valuation of intangible assets other than goodwill in the manner prescribed by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As required by that standard, we monitor events and changes in circumstances that could indicate that the carrying amount of an intangible asset may not be recoverable. These events and circumstances include a significant change in how we use the asset, significant changes in legal factors or the business climate that could affect the asset’s value, and current period operating or cash flow losses combined with a history of such losses or a forecast of continuing losses associated with the use of the asset. If such an event or change in circumstances were to occur we would assess the recoverability of the intangible asset by determining whether its carrying value would be recovered through undiscounted expected future cash flows. If the carrying value of the asset were to exceed the undiscounted expected future cash flows, we would recognize an impairment for the excess of the carrying value over the asset’s fair value.

Product Warranties

Our wireline access products and fiber optic products sold in the United States are covered by a three-year warranty covering parts and labor, with an option to purchase a two-year extended warranty. Our cable broadband and signaling products are covered by a one to three year warranty, with an option to purchase a two-year extended warranty. Our products sold in all other countries generally are sold with a one-year warranty, with the option to purchase a two-year extended warranty. We defer revenue from services and support provided under our extended warranty programs and recognize it on a straight-line basis over the warranty period. We are also subject to laws and regulations in the various countries in which we sell regarding vendor obligations to ensure product performance. At the time we recognize revenue from a product’s sale, we determine the reserve for the future cost of meeting our obligations under the standard warranties and product performance laws and regulations by considering our historical experience with the costs of meeting such obligations. If the future costs of meeting these obligations differ from our historical experience, additional reserves for warranty obligations may be required. We charge provisions for future warranty costs to cost of sales in our statements of operations.

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

During the first quarter of 2004, we recorded a valuation allowance against all of our net deferred tax assets in the United States and most of the foreign jurisdictions in the amount of $9.0 million. We evaluated all significant available positive and negative evidence, including the existence of cumulative net losses in recent periods, benefits that could be realized from available tax strategies, and forecasts of future taxable income, in determining the need for a valuation allowance on our deferred tax assets. The cumulative net losses in recent periods represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Accordingly, a valuation allowance was recorded. We intend to maintain this valuation allowance until sufficient positive evidence, such as the resumption of a consistent earnings pattern, exists to support our reversal in accordance with SFAS 109. The expense for recording the valuation allowance is a non-cash item, and the recording of this expense does not imply that we owe additional income taxes.

Revenue Recognition

We recognize revenue from a customer order when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. For product sales, we consider delivery to have occurred when title and risk of loss have been transferred to the customer, which is usually when the product has been received by a common carrier. For services, we consider delivery to have occurred once the service has been provided. We use objective evidence of fair value to allocate revenue to elements in multiple element arrangements and recognize revenue when the criteria for revenue recognition has been met for each element. In the absence of objective evidence of fair value of a delivered element, we allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. The price charged when an element is sold separately generally determines its fair value.

When the arrangement with the customer includes future obligations or customer acceptance, we recognize revenue when those obligations have been met or customer acceptance has been received. We defer revenue from services and support provided under our extended warranty programs, and recognize it over the warranty period. Deferred revenue represents amounts received from customers in advance of services and support to be provided and amounts received for product sales that are subject to customer acceptance. Provisions are recorded at the time of sale for estimated product returns, standard warranty obligations, and customer support.

Stock-based Compensation

In December 2004, the FASB issued the revised SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which we obtain employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using Accounting Principles Board (“APB”) 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. We implemented SFAS 123R effective January 1, 2006 using the modified-prospective method of recognition of stock-based compensation expense.

SFAS 123R requires all share-based payments, including grants of stock options and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123R but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the actual historic volatility of our stock as the expected volatility assumption required in the Black-Scholes model.

The expected life of the stock options is based on historical data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of dividend payouts. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. If we had adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123, assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 12 of our Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2006, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CONTRACTUAL OBLIGATIONS

The following table summarizes, as of December 31, 2006, the timing of future cash payments due under certain contractual obligations (in thousands):

	Payments Due In
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Borrowings and notes payable	$709	$181	$302	$226	$—
Interest expense associated with borrowings and notes payable	33	14	15	4	—
Operating lease obligations	4,627	1,247	1,922	1,406	52
Purchase obligations*	3,882	3,882	—	—	—

Total	$9,251	$5,324	$2,239	$1,636	$52

*	Represents our outstanding purchase orders for goods and services. While the amount above represents our purchase agreements as of December 31, 2006, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled, or terminated.

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

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We do not expect that the adoption of SFAS 157 will have a significant impact on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of the adoption of SFAS 159 on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will be required to adopt SFAS 141R in our fiscal year 2009 commencing January 1, 2009.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We sell our products in North America, the Asia/Pacific region, Latin America, Africa, the Middle East, and Europe and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have increasing amounts of sales denominated in euros, the Canadian dollar, Japanese yen, Korean won, and other currencies, which are also affected by changes in currency exchange rates. To hedge these risks, we have, at certain times, used derivative financial instruments. As of December 31, 2006, we had no material derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates. Foreign exchange risks are increasingly material to our operations and had a material effect on our operations in fiscal 2006.

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

Equity Price Risk

As of December 31, 2006, we owned 1,883,000 shares of the common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation, which we acquired as a strategic investment primarily during the years 1998 through 2000. The Company sold 1,426,020 shares of Top Union stock and realized gains of $341,000 during the fiscal year ended December 31, 2006. We consider the Top Union stock to be “available-for-sale,” as that term is defined in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly we carry our holdings of Top Union stock at fair value on our balance sheet, with the unrealized gain or loss deferred as a component of stockholders’ equity. Because our holding is large relative to the normal trading volume in Top Union stock, we do not consider this to be a liquid investment, and therefore, we classify the investment in Top Union as a non-current asset. The carrying amount of this investment as of December 31, 2006 was $861,000 and on December 31, 2005 was $818,000. The carrying amount may be affected by an adverse movement of equity market prices in Taiwan and internationally and would be affected by adverse movement in exchange rates. As of December 31, 2006, we did not have any hedging arrangements to protect our Top Union investment against adverse movements in equity prices or exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sunrise Telecom Incorporated:

We have audited the accompanying consolidated balance sheets of Sunrise Telecom Incorporated and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Telecom Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS 123(R), Share-Based Payment, applying the modified prospective method at the beginning of fiscal year 2006.

/s/ KPMG LLP

Mountain View, California

April 8, 2008

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$17,450	$18,324
Short-term investments	4,565	6,632
Accounts receivable, net of allowance of $281 and $428, respectively	22,079	17,725
Inventories	17,639	13,298
Prepaid expenses and other assets	1,674	1,185
Deferred tax assets	417	155

Total current assets	63,824	57,319
Property and equipment, net	28,064	26,681
Restricted cash	300	17
Marketable securities	861	818
Goodwill	12,608	12,493
Intangible assets, net	1,084	1,564
Other assets	917	888

Total assets	$107,658	$99,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$181	$243
Accounts payable	2,453	2,446
Other accrued expenses	14,518	11,796
Income taxes payable	3,562	1,858
Deferred revenue	2,416	842

Total current liabilities	23,130	17,185
Notes payable, less current portion	528	602
Deferred revenue	25	9
Deferred tax liabilities	1,239	1,135

Total liabilities	24,922	18,931

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,349,058 shares issued and outstanding as of December 31, 2006 and 2005	51	51
Additional paid-in capital	77,426	76,392
Deferred stock-based compensation	—	(8)
Retained earnings	3,764	3,250
Accumulated other comprehensive income	1,495	1,164

Total stockholders’ equity	82,736	80,849

Total liabilities and stockholders’ equity	$107,658	$99,780

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Net sales	$99,880	$68,514	$61,669
Cost of sales	34,504	22,874	18,966

Gross profit	65,376	45,640	42,703

Operating expenses:
Research and development	21,068	18,402	16,623
Selling and marketing	27,688	23,462	18,067
General and administrative	16,586	14,795	10,154
Gain from legal settlement	—	(1,500)	—

Total operating expenses	65,342	55,159	44,844

Income (loss) from operations	34	(9,519)	(2,141)
Other income, net	2,174	472	899

Income (loss) before income taxes	2,208	(9,047)	(1,242)
Income tax expense	1,694	1,193	10,464

Net income (loss)	$514	$(10,240)	$(11,706)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.20)	$(0.23)

Shares used in computing net income (loss) per share:
Basic	51,349	51,006	50,426

Diluted	51,580	51,006	50,426

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2003	50,076	$50	$74,561	$(1,608)	$30,242	$1,381	$104,626
Exercise of common stock options	299	—	232	—	—	—	232
Common stock issued under Employee Stock Purchase Plan	328	1	662	—	—	—	663
Deferred stock-based compensation	—	—	(43)	1,548	—	—	1,505
Cash dividend of $0.05 per share	—	—	—	—	(2,507)	—	(2,507)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	(38)	(38)	$(38)
Cumulative translation adjustment	—	—	—	—	—	711	711	711
Net loss	—	—	—	—	(11,706)	—	(11,706)	(11,706)

Comprehensive loss								$(11,033)

Balances, December 31, 2004	50,703	51	75,412	(60)	16,029	2,054	93,486

Exercise of common stock options	166	—	270	—	—	—	270
Common stock issued under Employee Stock Purchase Plan	480	—	711	—	—	—	711
Deferred stock-based compensation	—	—	(1)	52	—	—	51
Cash dividend of $0.05 per share	—	—	—	—	(2,539)	—	(2,539)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	(613)	(613)	$(613)
Cumulative translation adjustment	—	—	—	—	—	(277)	(277)	(277)
Net loss	—	—	—	—	(10,240)	—	(10,240)	(10,240)

Comprehensive loss								$(11,130)

Balances, December 31, 2005	51,349	51	76,392	(8)	3,250	1,164	80,849

Reversal of deferred stock-based compensation	—	—	(8)	8	—	—	—
Stock-based compensation expense	—	—	1,042	—	—	—	1,042
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	352	352	$352
Cumulative translation adjustment	—	—	—	—	—	(21)	(21)	(21)
Net income	—	—	—	—	514	—	514	514

Comprehensive income								$845

Balances, December 31, 2006	51,349	$51	$77,426	$—	$3,764	$1,495	$82,736

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Cash received from customers	$96,840	$65,984	$59,860
Cash paid to suppliers and employees	(95,983)	(71,711)	(62,612)
Income taxes refunded (paid)	(146)	(403)	596
Interest and other receipts, net	1,957	2,142	614

Net cash provided by (used in) operating activities	2,668	(3,988)	(1,542)

Cash flows from investing activities:
Purchases of short-term investments	(4,510)	(6,819)	(20,000)
Proceeds from sales of short-term investments	6,577	16,300	20,693
Proceeds from sales of marketable securities	657	3	794
Capital expenditures	(5,401)	(3,281)	(3,945)
Acquisition of intangible assets	(236)	—	—

Net cash provided by (used) in investing activities	(2,913)	6,203	(2,458)

Cash flows from financing activities:
Decrease (increase) in restricted cash	(283)	288	(199)
Proceeds from notes payable	27	64	161
Payments on notes payable	(240)	(194)	(251)
Dividends paid	—	(2,539)	(2,507)
Net proceeds from issuance of common stock	—	711	663
Proceeds from exercise of stock options	—	270	232

Net cash used in financing activities	(496)	(1,400)	(1,901)

Effect of exchange rate changes on cash and cash equivalents	(133)	(249)	580

Net increase (decrease) in cash and cash equivalents	(874)	566	(5,321)
Cash and cash equivalents, beginning of year	18,324	17,758	23,079

Cash and cash equivalents, end of year	$17,450	$18,324	$17,758

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$514	$(10,240)	$(11,706)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,186	6,576	7,510
Stock-based compensation	1,042	51	1,505
Provision for (recoveries of) losses on accounts receivable	271	(80)	(250)
Loss on disposal of property and equipment	111	156	66
Gain on sale of marketable securities	(341)	(2)	(574)
Deferred income taxes	(158)	642	9,306
Changes in operating assets and liabilities:
Accounts receivable	(4,625)	(2,530)	(1,809)
Inventories	(4,837)	(2,025)	(6,607)
Prepaid expenses and other assets	(518)	(226)	(880)
Accounts payable and accrued expenses	2,729	3,279	174
Income taxes receivable and payable	1,704	148	1,974
Deferred revenue	1,590	263	(251)

Total adjustments	2,154	6,252	10,164

Net cash provided by (used in) operating activities	$2,668	$(3,988)	$(1,542)

Supplemental Disclosures
Cash paid for interest	$23	$18	$20

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

(c)    Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. For product sales, the Company considers delivery to have occurred when title and risk of loss have been transferred to the customer, which is usually at the time that the product has been picked up by a common carrier. For services, the Company considers delivery to have occurred once the service has been provided. The Company uses objective evidence of fair value to allocate revenue to elements in multiple element arrangements and recognize revenue when the criteria for revenue recognition have been met for each element. In the absence of objective evidence of fair value of a delivered element, the Company allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. The price charged when an element is sold separately generally determines fair value.

The Company generally does not sell its products with rights of return. On the few occasions when the Company has agreed to provide customers with rights of return, it has deferred recognition of sales revenue until the rights of return have lapsed. The Company generally does not provide extended payment terms to its customers. The normal terms are typically thirty days for North America and up to sixty days in other markets. Outside the United States, the Company sells its products through a mix of its own sales offices and independent distributors.

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

estimated based on historical experience. The Company periodically assesses the adequacy of its recorded liability for product warranties and adjusts the amount as necessary.

(e)    Research and Development

Costs incurred in the research and development of new products and enhancements to existing products are expensed as incurred until the product has been completed and tested and is ready for commercial manufacturing. To date, software development projects have been completed concurrently with the establishment of technological feasibility in the form of a working model. Accordingly, development costs have been expensed as incurred, and no research and development costs have been capitalized.

(f)    Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses included in the Company’s financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. Estimated fair values for investment securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments. Based on borrowing rates currently available to the Company, the carrying value of the notes payable approximates fair value as of December 31, 2006.

(g)    Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of 90 days or less when acquired to be cash equivalents. Cash equivalents as of December 31, 2006 and 2005 consisted primarily of cash on deposit with banks and money market funds. The Company determines the appropriate classification of debt and equity securities at the time of purchase. Investments classified as available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income or loss in stockholders’ equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in other income (expense).

Short-term investments as of December 31, 2006 and 2005 consisted primarily of market auction rate notes that reset every seven to 90 days, but have an underlying maturity that extends beyond ninety days. The fair value of the short-term investments approximated cost as of December 31, 2006 and 2005.

(h) Restricted Cash

Restricted cash is cash held in certificates of deposit by a financial institution that collateralize standby letters of credit issued by the financial institution on the Company’s behalf (See Note 16).

(i) Allowance for Doubtful Accounts

The Company determines its allowance for doubtful accounts receivable by making its best estimate considering its historical accounts receivable collection experience and the information that it has about the current status of the accounts receivable balances. If future conditions cause the collection experience to change or if the Company later obtains different information about the status of any or all of its accounts receivable, additional allowances for doubtful accounts receivable may be required. The Company charges provisions for doubtful accounts receivable to general and administrative expenses in its statements of operations.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(j) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method.

(k) Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization is computed using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Useful lives range from fifteen to thirty-nine years for buildings, five to seven years for improvements, and three to five years for equipment, furniture and fixtures.

(l) Goodwill and Other Intangible Assets

The Company initially records acquired intangible assets at their fair values. The Company amortizes those acquired intangible assets with estimable useful lives over those lives in proportion to the economic benefits consumed. The Company has determined that straight-line amortization over two to ten years reasonably approximates the consumption of these economic benefits. The Company capitalizes the legal and other costs of registering patents on technology developed by its own research and development activities. Legal and other costs of registering patents capitalized were $236,000, $27,000, and $14,000 during 2006, 2005 and 2004, respectively. The Company amortizes the capitalized costs of issued or acquired patents over the estimated useful life or legal life of the patent, whichever is shorter.

The Company assesses the recoverability of the carrying value of its goodwill as of November 30 of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is determined at the reporting unit level, with the Company as a single reporting unit, using a two-step approach. First, the carrying amount of the entire reporting unit is compared to its fair value, as determined by the market value of the Company’s outstanding common stock. If the carrying value of the entire reporting unit exceeds its fair value, the second step is performed. In this step, an impairment loss is recognized for the excess, if any, of the carrying amount of goodwill over its implied fair value. The implied fair value of the reporting unit’s goodwill is the amount by which the fair value of the entire reporting unit exceeds the sum of the individual fair values of its assets, except goodwill, less the sum of the individual fair values of its liabilities. The fair values of individual assets and liabilities may be estimated as the amount at which they could be bought or sold in a current transaction between willing parties. If this information is not available, fair value is determined based on the best information available under the circumstances. This often involves the use of valuation techniques, such as the present value of expected future cash flows, discounted at a rate commensurate to the risk involved, or other acceptable valuation techniques.

(m) Long-Lived Assets

Long-lived assets, including property and equipment and identifiable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that such assets may be impaired, or that the estimated useful lives are no longer appropriate. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment of Long Lived Assets (“SFAS 144”), the impairment evaluation is performed based on asset groups, which represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company reviews its long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event that such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values using discounted estimates of future cash flows.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(n) Income Taxes

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

(o) Business and Concentrations of Credit Risk

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

The Company’s customers are concentrated in the telecommunications and cable broadband industries. Accordingly, the Company’s future success depends on the buying patterns of these customers and the continued demand by these customers for the Company’s products. Additionally, the market is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The Company’s continued success will depend upon its ability to enhance existing products and to develop and introduce, on a timely basis, new products and features that keep pace with technological developments and emerging standards. As a result of its international sales, the Company’s operations are subject to risks of doing business abroad, including, but not limited to, fluctuations in the relative values of currencies, longer payment cycles, and greater difficulty in collecting accounts receivable. Verizon Communications, Inc. accounted for 11% of our net sales in 2006. No individual end customer or distributor accounted for 10% or more of our net sales in 2005 or 2004.

The Company purchases many key products, such as microprocessors, bus interface chips, optical components, and oscillators, from a single source or from that source’s sole supplier and relies exclusively on third-party subcontractors to manufacture certain sub-assemblies. The Company may also retain third party design services in the development of our products. The Company does not have long-term supply agreements with these vendors. As a result of its reliance on single-source vendors, the Company’s operations are subject to risks including, but not limited to, interruption of supply of key components, delays in product manufacture and delivery, product development delays,

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

price fluctuations, and exposure to quality related issues. Long lead-times for delivery of certain sole-sourced components may impact the ability of the Company to respond to changes in production demand in a timely fashion.

(p) Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. For the years ended December 31, 2006, 2005, and 2004, potential common equivalent shares from weighted average outstanding stock options of 4,402,434, 4,835,859, and 4,564,332, respectively, were excluded from the calculation of diluted EPS presented in the consolidated statements of operations because their effect would have been anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

	Years Ended December 31,
	2006	2005	2004
Basic EPS—weighted-average number of common shares outstanding	51,349	51,006	50,426
Effect of dilutive common equivalent shares:
Stock options outstanding	231	—	—

Diluted EPS—weighted-average number of common shares and common equivalent shares outstanding	51,580	51,006	50,426

(q) Stock-Based Compensation

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for all eligible employees. Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting (“SAB”) No. 107, Share-Based Payment (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified-prospective method of recognition of compensation expense related to share-based payments effective January 1, 2006. The Company’s consolidated statements of operations for the year ended December 31, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated statements of operations for prior periods have not been

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

restated to reflect, and do not include, the impact of SFAS 123R. See Note 12 for the pro forma illustration of the effect on net loss and net loss per share information for the years ended December 31, 2005 and 2004, computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company has estimated the fair value of each award as of the date of grant using the Black-Scholes option pricing model. See Note 12 for further disclosures regarding the adoption of SFAS 123R.

(r) Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company revises estimates as additional information becomes available.

(s) Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries located in Taiwan and Canada is the U.S. dollar. Accordingly, the Company remeasures the monetary assets and liabilities of these foreign subsidiaries to the U.S. dollar at year-end exchange rates and remeasures the nonmonetary assets and liabilities to the U.S. dollar at historical rates. Income and expense amounts related to monetary assets and liabilities are remeasured to the U.S. dollar at the weighted average exchange rates in effect during the year, and income and expense accounts related to nonmonetary assets and liabilities are remeasured to the U.S. dollar at historical exchange rates. Remeasurement gains and losses are recognized as income, or expense, in the year of occurrence.

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

(t) Advertising Cost

The Company expenses advertising costs as incurred. Such costs are included in selling and marketing expense and totaled approximately $417,000, $743,000, and $243,000 during the years ended December 31, 2006, 2005, and 2004, respectively.

(u) Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

threshold that a tax position must reach before financial statement recognition. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s fiscal year 2007. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s consolidated financial statements.

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2008, for financial assets and liabilities and for fiscal years beginning after November 15, 2008, which is the Company’s fiscal year 2009, for non-financial assets and liabilities. The Company does not expect that the adoption of SFAS 157 will have a significant impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB No. 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB 108 in the fourth quarter of fiscal year 2006. The adoption did not have any impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2008. The Company is currently assessing the impact of the adoption of SFAS 159 on its consolidated financial statements.

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

In June 2007, the FASB ratified the consensus reached on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007, which is the Company’s fiscal year 2008. The Company does not expect that the adoption of EITF 07-3 will have a significant impact on the Company’s consolidated financial statements.

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

(v) Business Enterprise Segments

The Company operates in one reportable operating segment: the design, manufacture, and sale of equipment for testing wireline access, cable broadband, fiber optics and signaling. SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

(2)    Related Party Transactions

On February 7, 2006, Paul Chang resigned his positions as President and Chief Executive Officer and Chairman and member of the Board of Directors. On that same day, the Company entered into an employment agreement with Mr. Chang, pursuant to which the Company employed Mr. Chang as its Technology Advisor at an annual salary of $400,000. Under the terms of the agreement, if Mr. Chang’s employment was terminated by the Company without cause and Mr. Chang executed a general release of claims, the Company agreed to provide him with certain severance benefits at the time of termination of employment less applicable withholdings. On March 14, 2006, the Company entered into a separation agreement with Mr. Chang and provided Mr. Chang a severance payment of $300,000, less applicable taxes as well as payment of outstanding salary and benefits.

Paul Chang is the owner of Telecom Research Center (“TRC”). During 2006, 2005, and 2004, the Company purchased equipment used in its manufacturing process totaling $83,000, $67,000, and $40,000, respectively, from TRC. The Company had no accounts payable to TRC at December 31, 2006 and 2005. The terms of the Company’s transactions with TRC are similar to those with unrelated parties. The Company’s business relationship with TRC was reviewed and approved by the Company’s Board of Directors and Audit Committee.

(3)    Financial Statement Details

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$11,323	$5,317
Work in process	2,732	4,402
Finished goods	3,584	3,579

	$17,639	$13,298

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Land	$8,821	$8,821
Building	9,872	9,864
Equipment	32,428	28,020
Furniture and fixtures	2,584	2,364
Leasehold improvements	1,420	617

	55,125	49,686
Less accumulated depreciation and amortization	27,061	23,005

	$28,064	$26,681

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $4.4 million, $4.8 million and $4.8 million, respectively.

Other Accrued Expenses

Other accrued expenses consisted of the following (in thousands):

	December 31,
	2006	2005
Accrued compensation and other related benefits	$4,822	$3,973
Commissions payable	1,807	1,364
Sales tax payable	931	855
Accrued warranty (see Note 8)	1,656	834
Accrued inventory receipts	1,536	1,059
Legal accrual	372	1,673
Other accrued expenses	3,394	2,038

	$14,518	$11,796

Other Income, net

Other income, net consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Interest income	$650	$676	$475
Foreign exchange gain (loss)	1,028	(272)	148
Gain on sale of marketable securities	335	2	538
Interest expense	(60)	(57)	(53)
Other income (expense), net	221	123	(209)

	$2,174	$472	$899

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(4)    Valuation and Qualifying Accounts

A summary of valuation and qualifying accounts is as follows (in thousands):

	Balance at Beginning of Year	Charged to Expenses	Write Offs	Reversals and Recoveries	Balance at End of Year
Allowance for doubtful accounts:
2006	$428	$66	$(213)	$—	$281
2005	$799	$67	$(291)	$(147)	$428
2004	$1,380	$9	$(331)	$(259)	$799

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

Non-current marketable securities, at December 31, 2006 and December 31, 2005, consisted entirely of common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation. The Company has classified this investment as an available-for-sale security, which is stated at fair value with the unrealized gain presented as a separate component of stockholders’ equity. The market for these securities is limited and the Company believes it may be difficult to sell a substantial number of shares in any given period. For this reason it is not classified as a current asset. During the twelve months ended December 31, 2006, the Company sold 1,426,020 shares of Top Union stock, realizing gross proceeds of approximately $657,000 and realizing gains of $341,000. At December 31, 2006, the Company held 1,883,000 shares of Top Union stock with a fair value of $861,000. At December 31, 2006, the cumulative unrealized gain on this investment was $407,000.

(6)    Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted SFAS 142. In accordance with SFAS 142, the Company no longer amortizes goodwill from business acquisitions.

Acquired intangible assets consisted of the following (in thousands):

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$6,878	$(6,697)	$181
Non-compete	230	(204)	26
Licenses	637	(554)	83
Patents and trademarks	925	(131)	794

	$8,670	$(7,586)	$1,084

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$6,871	$(6,096)	$775
Non-compete	213	(152)	61
Licenses	637	(500)	137
Patents and trademarks	686	(95)	591

	$8,407	$(6,843)	$1,564

Aggregate amortization expense for the years ended December 31, 2006, 2005, and 2004 was $0.8 million, $1.8 million, and $2.7 million, respectively.

Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Year ending December 31,
2007	$241
2008	32
2009	32
2010	32
2011	32
Thereafter	715

$1,084

The changes in the carrying amount of goodwill during the year ended December 31, 2006 were as follows (in thousands):

Balance as of January 1, 2006	$12,493
Effect of foreign currency translation	115

Balance as of December 31, 2006	$12,608

The Company completed its impairment tests of goodwill during the quarters ended December 31, 2006 and 2005, as required under SFAS 142. The Company bases its impairment testing on a market capitalization analysis and considers itself to be a single reporting unit for purposes of this test.

(7)    Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2006	2005
Insurance deposits	$494	$313
Rental deposits	324	200
Other deposits	99	375

	$917	$888

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(8)    Liability for Product Warranties

Changes in the Company’s liability for product warranties during the years ended December 31, 2006, 2005, and 2004, are as follows (in thousands):

	Balance at Beginning of Year	Warranty Expense	Warranty Cost	Balance at End of Year
2006	$834	$1,836	$(1,014)	$1,656
2005	$811	$839	$(816)	$834
2004	$1,038	$539	$(766)	$811

(9)    Short-term Borrowings and Notes Payable

As a result of various acquisitions completed prior to 2004, the Company assumed three non-interest bearing notes payable. The aggregate outstanding balance on these notes at December 31, 2006 was $37,000. In addition, the Company obtained a loan from the Italian government in 2001, which bears interest at 2% a year. At December 31, 2006, the outstanding balance on this loan was $672,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003.

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Year ending December 31,
2007	$181
2008	151
2009	151
2010	151
2011	75

$709

Short-term borrowings and notes payable are reported on the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2006	2005
Short-term borrowings and current portion of notes payable	$181	$243
Notes payable, less current portion	528	602

Total short-term borrowings and notes payable	$709	$845

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(10)    Leases

The Company leases all of its facilities, other than its U.S. headquarters which is owned by the Company, under several operating lease agreements through 2012. Future minimum lease payments, under these agreements, as of December 31, 2006, are as follows (in thousands):

Year ending December 31,
2007	$1,247
2008	981
2009	941
2010	939
2011	467
Thereafter	52

$4,627

Rent expense for the years ended December 31, 2006, 2005, and 2004 was approximately $1.8 million, $1.3 million, and $1.1 million, respectively.

(11)    Capital Stock

The Company’s Board of Directors declared dividends of $0.05 per share in 2004 and 2005, but no dividends were declared for 2006.

Shares reserved for future issuance are as follows:

Employee Stock Purchase Plan	702,887
Stock Option Plan	10,905,145

11,608,032

(12)    Share-Based Compensation Plans

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

The Company utilizes the Black-Scholes option pricing model to estimate the grant-date fair value of certain employee share-based compensatory awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical volatilities were used in estimating the fair value of the Company’s share-based awards, while the expected life of options was estimated based on historical trends since the Company’s initial

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of the Company’s share-based compensation expense. Further, as required under SFAS 123R, the Company estimates forfeitures for share-based awards that are not expected to vest. The Company charges the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for its stock option grants and up to two years for its employee stock purchase plan. While the Company’s estimate of fair value and the associated charge to earnings materially affects its results of operations, it has no impact on its cash position.

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

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Under SFAS 123R, tax benefits associated with excess tax deductions normally creditable to additional paid-in capital are not recognized until the deduction reduces taxes payable. Accordingly, no tax benefit related to excess tax deductions from qualified stock options was recognized during the fiscal year ended December 31, 2006.

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal year ended December 31, 2006 as a result of the adoption of SFAS 123R was as follows (in thousands):

Year Ended December 31, 2006
Cost of sales	$56
Research and development	458
Selling and marketing	375
General and administrative	153

Total	$1,042

The impact of adopting SFAS 123R resulted in a decrease to the Company’s income before income taxes, net income and net income per share of $1,042,000, $1,042,000 and $0.02, respectively for the fiscal year ended December 31, 2006. Application of SFAS 123R had no impact on the Company’s cash position or cash flows from operations.

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

In February 2006, the Company’s Board of Directors approved a 300,000 share reserve increase for the Purchase Plan pursuant to the automatic adjustment provisions of the Purchase Plan. As of December 31, 2006, 2,350,000 shares of common stock had been reserved for issuance under the Purchase Plan with 1,647,113 shares issued, leaving 702,887 shares remaining for future issuance. During 2006, no shares were issued under the Purchase Plan. During 2005 and 2004, the Company issued 480,432 and 328,078 shares, respectively, under the Purchase Plan.

No purchases have been permitted subsequent to November 10, 2005 due to restrictions on the Company’s ability to issue stock as a result of not being current with its SEC filings. There were no purchases under the Purchase Plan during 2006 and employee contributions were terminated during the quarter ended June 30, 2006. The termination of future contributions and extension of the purchase date were treated as modifications to the two year offering period which began May 10, 2005. The fair value associated with these modifications was calculated using the Black-Scholes option pricing model.

The assumptions used to value the Purchase Plan are as described in the table below:

	2006	2005	2004
Dividend yield	—	2.0%	1.5%
Expected Term	1 Year	1.25 Years	1.25 Years
Risk-free interest rate	5.01%	4.11%	3.46%
Volatility rate	0.8173	0.6836	0.6987

The following table summarizes cash received and the aggregate intrinsic value for purchases under the Purchase Plan during the fiscal years ended December 31 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Cash received	$—	$711	$663
Aggregate intrinsic value	$—	$289	$274

Stock Option Plan

In April 2000, the Company’s Board of Directors approved the adoption of the 2000 Stock Plan (the “Stock Plan”). The Stock Plan became effective upon the Company’s initial public offering in July 2000. The total number of shares reserved for issuance under the Stock Plan equaled 7,750,000 shares of common stock, plus 5,250,000 shares of common stock that remained reserved for issuance under the 1993 stock option plan as of the date the Stock Plan

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

became effective, for a total of 12,800,000 shares. In February 2006, the Company’s Board approved a 200,000 share reserve increase for the Stock Plan which increased the total number of shares to 13,000,000. All outstanding options under the 1993 stock option plan are administered under the 2000 Stock Plan but will continue to be governed by their existing terms. As of December 31, 2006, the Company had granted options to purchase 9,846,346 shares of its common stock to its employees, directors, and consultants and 3,907,511 options were canceled and returned to the Stock Plan, leaving 7,061,165 shares available for future grants.

Options may be granted as incentive stock options or nonstatutory stock options at the fair market value of such shares on the date of grant as determined by the Board of Directors. Options granted subsequent to 1996 vest over a four-year period, and expire 10 years from the date of grant, or sooner, upon termination of employment or if the stock plan is terminated by the Board of Directors. Approximately 571,000 shares associated with options granted in prior periods vested in the fiscal year ended December 31, 2006.

The options granted under the 1993 stock option plan include a provision whereby the option holder may elect at any time to exercise the option prior to its vesting. Unvested shares so purchased are subject to a repurchase right by the Company at the original purchase price. Such right lapses at a rate equivalent to the vesting period of the original option. As of December 31, 2006, there were no shares issued and subject to repurchase.

The following table summarizes stock option activity and weighted-average exercise prices for the year ended December 31, 2006, and for options outstanding and options exercisable, the weighted-average exercise prices and the aggregate intrinsic value as of December 31, 2006. The aggregate intrinsic value is based on the closing price of the Company’s common stock on December 29, 2006 of $2.20. Outstanding in the money options represented 1,397,805 shares, of which 1,385,720 were exercisable as of December 31, 2006.

	Options Available for Grant	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (000’s)
Balance at December 31, 2005	5,822,664	4,882,481	$3.62
Additional shares	200,000
Granted	—	—	$—
Exercised	—	—	$—
Forfeited	1,038,501	(1,038,501)	$4.05

Balance at December 31, 2006	7,061,165	3,843,980	$3.51	4.89	$609

Exercisable		3,419,474	$3.55	4.54	$605

Exercisable and expected to vest		3,789,551	$3.51	4.80	$608

The Company has not issued stock options since August 2005 due to the Company not being current in its SEC filings. As of December 31, 2006, management has committed to present to the Compensation Committee of the Board of Directors proposed new-hire grants totaling 259,000 shares upon the Company becoming current in its filings with the SEC. These proposed grants are not included in the above table because the proposed grants have not yet been approved by the Board of Directors.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes cash received and the aggregate intrinsic value for stock options exercised under the Stock Plan during the fiscal years ended December 31 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Cash received	$—	$270	$232
Aggregate intrinsic value	$—	$51	$675

Information regarding stock options outstanding as of December 31, 2006, is summarized in the following table:

Range of Exercise Prices	Options Outstanding			Exercisable Options
	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.00-1.58	500,150	2.83	$1.47	500,150	$1.47
1.67-1.76	243,557	5.44	$1.74	243,557	$1.74
1.91	403,072	5.39	$1.91	393,278	$1.91
1.96-2.57	528,331	5.31	$2.35	415,945	$2.29
2.60-3.15	89,859	5.20	$2.95	89,859	$2.95
3.20	481,311	7.86	$3.20	234,940	$3.20
3.26-3.91	27,484	7.89	$3.41	16,254	$3.44
3.98	605,800	4.37	$3.98	605,800	$3.98
4.09-4.93	217,972	6.08	$4.11	173,247	$4.12
4.94-20.38	746,444	3.48	$6.81	746,444	$6.81

	3,843,980		$3.51	3,419,474	$3.55

The adoption of SFAS 123R will continue to have a significant adverse impact on the Company’s reported results of operations, although it should not have any impact on its overall financial position. The amount of unearned stock-based compensation expense currently estimated to be recorded in the period 2007 through 2009 related to unvested share-based payment awards at December 31, 2006 is $571,000. Of this amount, $352,000, $202,000, and $17,000 are currently estimated to be recorded in 2007, 2008, and 2009, respectively. The weighted-average period over which the unearned stock-based compensation expense is expected to be recognized is approximately 1.3 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation expense in accordance with APB 25 and related interpretations, and had adopted the disclosure-only alternative of SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. In accordance with APB 25 and related interpretations, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant, unless certain modifications were subsequently made. The Company recorded deferred compensation in connection with stock options granted with exercise prices less than the fair market value of the common stock on the date of grant. Recorded deferred stock-based compensation was recognized as stock-based compensation expense ratably over the applicable vesting periods, which are generally deemed to be the applicable service periods. Upon the adoption of SFAS 123R effective January 1, 2006, the Company reversed unrecognized deferred stock-based compensation of $8,000 as of December 31, 2005 and reduced additional paid-in capital by the same amount.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

If compensation expense for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS 123 as amended by SFAS 148, the Company’s net loss and loss per share, as reported, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended December 31,
	2005	2004
Net loss, as reported	$(10,240)	$(11,706)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	51	1,505
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,698)	(3,181)

Pro forma net loss	$(11,887)	$(13,382)

Loss per share, as reported:
Basic and diluted	$(0.20)	$(0.23)

Loss per share, pro forma:
Basic and diluted	$(0.23)	$(0.27)

The Company made no new grants of stock options or other share-based awards during the fiscal year ended December 31, 2006; however, the Company did extend for two additional years 76 outstanding fully vested option grants representing 295,094 shares in the fiscal year ended December 31, 2006 that could not be exercised due to the Company not being current in its SEC filings and that would have otherwise expired. These extensions were treated as modifications to the original grants and the incremental fair value associated with these modifications of $0.2 million was calculated using the Black-Scholes option pricing model. For the purposes of computing stock-based compensation expense for the fiscal year ended December 31, 2006 under SFAS 123R for stock options that were modified and for purposes of computing pro forma net loss for the fiscal years ended December 31, 2005 and 2004 under SFAS 123, the fair value of each option grant or modification is estimated on the date of grant or modification using the Black-Scholes option pricing model. The assumptions used to value the option grants are as follows:

	Years ended December 31,
	2006	2005	2004
Dividend yield	—	2.0%	1.5%
Expected Term	2 Years	5 Years	5 Years
Risk-free interest rate	4.83%	4.11%	3.46%
Volatility rate	0.7801	0.6836	0.6987

(13)    401(k) Plan

In 1996, the Company adopted a 401(k) Plan (the “Plan”). Participation in the Plan is available to all full-time employees. Each participant may elect to contribute up to 15% of his or her annual salary, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the Plan, which vests over a six-year period beginning on the employee’s date of hire. The Plan does not provide participants with an election to use their contributions to purchase the Company’s stock. The Company made no contributions to the Plan during 2006, 2005 or 2004.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(14)    Income Taxes

Income (loss) before income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
U.S	$(106)	$(6,755)	$(957)
Foreign.	2,314	(2,292)	(285)

Total	$2,208	$(9,047)	$(1,242)

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current expense:
Federal	$173	$—	$—
State	17	—	94
Foreign	1,663	551	1,064

	1,853	551	1,158

Deferred expense (benefit):
Federal	249	222	6,920
State	20	42	2,456
Foreign	(428)	378	(70)

	(159)	642	9,306

	$1,694	$1,193	$10,464

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% for the years ended December 31, 2006, 2005 and 2004 to pretax income (loss), as a result of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Computed tax	$750	$(3,076)	$(422)
State taxes, net of federal income tax benefit	25	28	94
Nondeductible stock-based compensation	—	—	31
Nondeductible goodwill amortization	—	104	406
Nondeductible meals and entertainment	52	42	34
Losses and other items not benefited	847	3,956	9,376
Foreign tax rate differential	(379)	355	264
Other, net	399	(216)	681

	$1,694	$1,193	$10,464

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Jobs Act”). Among other provisions, the Jobs Act contains a deduction for income from qualified domestic production activities, phased in from 2005 through 2010, and a temporary incentive for U.S. corporations to repatriate

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

accumulated income earned abroad. During 2006, the Company did not have a deduction from domestic production activities and the Company did not repatriate earnings under the Jobs Act.

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Inventory reserves and additional costs capitalized	$1,162	$999
Accrued compensation and vacation	930	524
Allowance for doubtful accounts	162	164
Other accruals and reserves	3,620	1,766
Net operating losses	2,994	4,231
Tax credits	2,678	1,382
Accumulated amortization of intangible assets	4,834	5,416

Total deferred tax assets	16,380	14,482
Valuation allowance	(13,728)	(12,881)

Available deferred tax assets	2,652	1,601

Deferred tax liabilities:
Property and equipment	(813)	(666)
State deferred tax liabilities, net of federal benefit	(782)	(860)
Goodwill amortization	(1,337)	(1,055)
Foreign deferred taxes	(542)	—

Total deferred tax liabilities	(3,474)	(2,581)

Net deferred tax liabilities	$(822)	$(980)

Net deferred tax liabilities are reported on the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2006	2005
Current deferred tax assets	$417	$155
Long-term deferred tax liabilities	(1,239)	(1,135)

Net deferred tax liabilities	$(822)	$(980)

During 2006 and 2005, the Company recorded a valuation allowance against all of the Company’s net deferred tax assets in the United States and most of the foreign jurisdictions in the amount of $13.8 million and $12.9 million, respectively. The expense for recording the valuation allowance is a non-cash item, and the recording of this expense does not imply that the Company owes additional income taxes.

As of December 31, 2006, deferred tax assets of approximately $177,000 consisting of certain net operating losses resulting from the exercise of employee stock options had not been recognized in the financial statements. When utilized, the tax benefit of these losses will be accounted for as a credit to additional paid-in capital.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company determined the valuation allowance on deferred tax assets in accordance with the provisions of SFAS 109 which requires that the Company weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the future tax consequences attributable to operating losses and tax credit carryforwards. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. The Company evaluated all significant available positive and negative evidence, including the existence of cumulative net losses in recent periods, benefits that could be realized from available tax strategies, and forecasts of future taxable income, in determining the need for a valuation allowance on its deferred tax assets. Cumulative net losses in recent periods represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS 109 and, accordingly, a valuation allowance was recorded against all of the Company’s net deferred tax assets in the United States and most of the foreign jurisdictions. The Company intends to maintain this valuation allowance until sufficient positive evidence, such as the resumption of a consistent earnings pattern, exists to support its reversal in accordance with SFAS 109.

As of December 31, 2006, the Company has net operating losses for federal and state income tax purposes of approximately $6.3 million and $16.9 million, respectively, that it expects to carry forward to reduce future income subject to income taxes. The federal net operating loss will expire, if not used, in 2023 and the state net operating loss carryforwards will begin to expire in 2013.

As of December 31, 2006, unused research and development tax credits of approximately $527,000 and $562,000 are available to reduce future federal and California income taxes, respectively. The federal research credit carryforward will begin to expire in 2022, and the state development credits will carry forward indefinitely.

Utilization of the Company’s operating loss and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Any such annual limitation could result in the expiration of net operating loss and tax credit carryforwards before utilization.

Cumulative undistributed earnings of the Company’s international subsidiaries as of December 31, 2006 are intended to be permanently reinvested. A deferred income tax liability would have resulted had such earnings been repatriated, which would have been absorbed by a corresponding reversal in valuation allowance.

(15)    Segment Information

Net sales information regarding operations in the different geographic regions is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
United States	$52,433	$35,195	$32,457
Canada	1,340	1,797	831
Asia/Pacific	18,313	13,071	13,687
Europe/Africa/Middle East	24,540	16,440	13,378
Latin America	3,254	2,011	1,316

	$99,880	$68,514	$61,669

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Long-lived assets, excluding financial instruments, deferred tax assets, and intangible assets, were located in the following geographic regions (in thousands):

	As of December 31,
	2006	2005
United States	$22,451	$23,036
Canada	1,523	1,157
Taiwan and other Asia/Pacific	2,659	1,339
Europe/Africa/Middle East	1,431	1,149

	$28,064	$26,681

Net sales information by product category is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Wireline access	$35,618	$22,778	$26,615
Cable broadband	31,306	20,704	15,638
Fiber optics	24,969	19,285	13,670
Signaling	7,987	5,747	5,746

	$99,880	$68,514	$61,669

(16)    Commitments and Contingencies

Stock Options

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

Letters of Credit

At December 31, 2006, the Company had four standby letters of credit with a maximum potential future payment amount of $300,000. These standby letters of credit secure an equal number of performance bonds that were issued by financial institutions to our customers.

Gain from Legal Settlement

The Company was engaged in litigation beginning March 31, 2004 and continuing through August 30, 2005 with Acterna, LLC (“Acterna”) involving claims of patent infringement by Acterna against the Company. Acterna was subsequently acquired by JDS Uniphase Corporation (“JDSU”). During the course of this litigation, the Company subsequently alleged that Acterna violated certain of its patents.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

On November 21, 2007, Stovall filed a second amended complaint alleging similar legal claims arising primarily out of the historic stock option grant practices. The second amended complaint seeks monetary damages from the individual defendants, restitution, disgorgement of profits, attorneys’ fees, and various corporate governance reforms.

In February 2008, the parties attempted to resolve the litigation through mediation, but were unsuccessful. The parties may continue with their mediation efforts in the future. The Company intends to continue to assert all available defenses. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount has been accrued for this contingency as of December 31, 2006.

Other Legal Contingencies

From time to time, the Company may be involved in litigation or other legal proceedings, including those noted above, related to claims arising out of its day-to-day operations or otherwise. Litigation is inherently uncertain, and the Company could experience unfavorable rulings. Should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations, cash flows or on its business for the period in which the ruling occurs and/or future periods.

(17)    Subsequent Events

Litigation Against VeEx, Inc.

On January 22, 2007, the Company filed a complaint in the Superior Court of the State of California against VeEx Inc. (the “VeEx Action”) and certain of its former employees, including its former Chief Executive Officer, Paul Chang. The VeEx Action alleged misappropriation of trade secrets, conversion, breach of good faith and fair dealing, intentional interference with contractual relationships, intentional interference with prospective economic advantage, and violation of Section 502(c) of the California Penal Code by the defendants.

On March 2, 2007, VeEx filed a cross-complaint against the Company alleging intentional interference with prospective economic advantage and unfair competition under California Business and Professions Code Section 17200.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Revolving Credit Arrangement

On August 13, 2007, the Company entered into a $10 million secured revolving credit arrangement, as well as a letter of credit facility, with Silicon Valley Bank to improve liquidity and working capital for the Company. The Company may borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at the bank’s prime rate (5.25% at March 31, 2008). This line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with customary affirmative and negative covenants principally relating to use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable. The line of credit and facility expires on August 13, 2008. As of December 28, 2007, the revolving credit arrangement was amended to reduce the Company’s tangible net worth requirement from $57 million to $50 million. As of the date of this report, there are no amounts outstanding under this revolving credit arrangement.

Restructuring

On February 6, 2008, the Company announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a reduction in the Company’s worldwide workforce, across all functional areas, and a closure of certain international offices. The restructuring charge is estimated to be approximately $1.4 million and includes employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment that will be disposed, and will be recorded during the first quarter of fiscal year 2008.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(18)    Quarterly Financial Data (unaudited) (in thousands, except per share data)

	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Net sales	$16,389	$21,978	$24,843	$36,670	$11,718	$18,330	$16,784	$21,682
Gross profit	$10,327	$14,936	$16,409	$23,704	$7,678	$11,551	$11,276	$15,135
Income (loss) from operations	$(5,114)	$(747)	$895	$5,000	$(4,923)	$(3,141)	$(1,492)	$37
Net income (loss)	$(5,182)	$70	$1,058	$4,568	$(4,958)	$(3,374)	$(1,283)	$(625)
Earnings (loss) per share:
Basic and diluted	$(0.10)	$0.00	$0.02	$0.09	$(0.10)	$(0.07)	$(0.03)	$(0.01)
Shares used in per share computation:
Basic	51,349	51,349	51,349	51,349	50,758	50,965	51,068	51,233
Diluted	51,349	51,607	51,486	51,569	50,758	50,965	51,068	51,233

During the fourth quarter of 2005, the Company corrected for a prior period error in the translation of its inventories located in Taiwan from local currency into U.S. dollars. The error resulted in an understatement of previously reported inventories by $203,000 as of December 31, 2004.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and determined that, as a result of the material weaknesses in internal control over financial reporting described below, as of December 31, 2006, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the course of our external audits for fiscal 2005 and 2006, we noted several adjustments identified by our external auditors associated with one of our operating divisions. We identified deficiencies in our staffing requirements and policy regarding the timely replacement of key financial personnel. We have taken actions to remediate this material weakness during 2007, but it remained a material weakness as of December 31, 2006.

In September 2007, we identified a material weakness in our internal control over financial reporting relating to the calculation of our tax provision. We identified failures to properly document the tax impact of SFAS 142 relating to goodwill amortization at the time of adoption on January 1, 2002 and the failure to recognize the impact of indefinite lived deferred tax liabilities during the first quarter of 2004 on our deferred tax balances and tax expense. Controls over the calculation of income tax were inadequate to ensure that intangible assets were appropriately identified and tracked, and that indeterminate lived deferred tax liabilities resulting from timing differences relating to goodwill were clearly identified and not offset against determinate lived deferred tax assets. In September 2007, we took action designed to remediate this material weakness, but it remained a material weakness as of December 31, 2006.

Controls at division level

During the course of our external audits for fiscal 2005 and 2006, we noted several adjustments identified by our external auditors associated with one of our operating divisions. In addition, revenue classification errors associated with this division caused a material error in the financial results for the first quarter of 2007 provided in our first quarter 2007 earnings release. We believe the reasons for these errors were inadequate levels of training of divisional finance and accounting personnel, and inadequate staffing due to employee promotion and turnover. These errors resulted from a material weakness which consisted of deficiencies in our staffing requirements and policy regarding the timely replacement of key financial personnel. We consider these control deficiencies to be significant and in aggregate led to a material weakness in our internal control over financial reporting as of December 31, 2006. We have taken the following actions during 2007 to remediate this material weakness:

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

Controls over tax provision calculation

During the course of preparing our 2006 federal tax provisions, we identified incomplete information in the supporting schedules for deferred tax assets and liabilities that revealed an error in the calculation of our tax provision for 2004. This represented a material error in our previously reported financial results for 2004 which continued through December 31, 2005. When we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002, we failed to create proper documentation detailing the impact of SFAS 142 on deferred tax liabilities. This failure to properly document the impact of the adoption of SFAS 142 had no financial statement impact until 2004. In March 2004, as a result of employee turnover combined with this lack of appropriate documentation, we failed to recognize the impact the adoption of SFAS 142 would have on the Company’s income tax provision once a full valuation allowance was recorded against the net deferred tax assets, as was required under SFAS 109 due to the uncertainty of the realization of such assets. Consequently, we improperly offset the indeterminate-lived deferred tax liability associated with goodwill against definite-lived deferred tax assets.

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

In addition, the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. In the first quarter of 2004, a valuation allowance was recorded against all of our net deferred tax assets in most jurisdictions, the realization of these deferred tax assets was uncertain due to our recent operating losses. At the time this valuation allowance was recorded, we improperly offset the deferred tax liability associated with the temporary difference in the amortization of goodwill against other deferred tax assets and as a result, understated our valuation allowance.

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

CHANGES IN INTERNAL CONTROL

During the last fiscal quarter of 2006, we implemented the following controls over the calculation of excess and obsolete inventory:

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

There were no other changes in internal control over financial reporting during the last fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None.

Part III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of each of our directors and executive officers, as of March 1, 2008:

Name	Age	Position
Patrick Peng-Koon Ang	48	Director
Henry P. Huff	64	Chairman of the Board
Robert C. Pfeiffer	45	Vice Chairman
Jennifer J. Walt	51	Director
Paul A. Marshall	50	Director, Chief Executive Officer, President
Richard D. Kent	51	Chief Financial Officer
Gerhard Beenen	52	President and General Manager—Telecom Products Group
Robert Heintz	51	Vice President—Worldwide Sales and Marketing
Kirk O. Williams	38	Chief Legal and Compliance Officer, Secretary

The following are brief biographies of each of our current directors and executive officers. There are no family relationships among our directors and executive officers.

• Patrick Peng-Koon Ang	Mr. Ang has served as a Director of Sunrise Telecom since March 2000. Mr. Ang has served as the Chair of the Corporate Governance/Nominating Committee since February 2006 and also serves as a member of the Audit Committee and the Compensation Committee. Since November 1, 2007, Mr. Ang has served as Vice President—Marketing of UniRAM Technology, Inc., developer of high performance memory solutions. From July 2006 to November 2007, Mr. Ang managed his personal investments. Mr. Ang served as the Chief Executive Officer of PicoNetics, Inc., a developer of low power IC technology, from January 2005 to July 2006. Mr. Ang served as Executive Vice President and Chief Operating Officer of ESS Technology, Inc., a developer of highly integrated, mixed-signal semiconductor, hardware, software and system solutions from December 2001 to October 2004. Mr. Ang holds a B.S. in Electrical Engineering from the National University of Singapore.

• Henry P. Huff

Mr. Huff has served as a Director of Sunrise Telecom since March 2000 and has served as the Chairman of the Audit Committee since that time. Mr. Huff has served as Chairman of the Board since February 2006. Mr. Huff also serves as a member of the Compensation Committee and the Corporate Governance/Nominating Committee. Since May 2000,

Mr. Huff has served as the part-time Chief Financial Officer of Cambrian Ventures, a venture capital fund, and as a part-time Financial Advisor to Corticon Technologies, Inc., an enterprise software company. Mr. Huff was Vice President, Finance and Chief Financial Officer of NorthPoint Communications Group Inc., a provider of DSL service from June 1998 until his retirement in May 2000. Mr. Huff holds a B.S. in Business Administration from the University of California at Berkeley and is a Certified Public Accountant in the State of California.

• Robert C. Pfeiffer	Mr. Pfeiffer co-founded Sunrise Telecom in October 1991 and has served as a Director since that time. Mr. Pfeiffer also serves as the Vice-Chairman of the Board. Mr. Pfeiffer served as interim Vice President of Engineering from April 2006 to November 2006 and as Vice President of Engineering from October 1991 to December 1999 and as our Chief Technology Officer from December 1999 until March 2001. Mr. Pfeiffer served as our Secretary from October 1991 to July 2000. Mr. Pfeiffer holds an M.B.A. and a B.S. in Electrical Engineering from Santa Clara University.

• Jennifer J. Walt	Ms. Walt has served as a Director of Sunrise Telecom and as the Chair of its Compensation Committee since March 2000. Ms. Walt serves as the Chair of the Compliance Subcommittee of the Audit Committee and as a member of the Audit Committee and the Corporate Governance/Nominating Committee. Ms. Walt has been an attorney with the law firm of Littler Mendelson, P.C. since 1983 and is a shareholder of that firm. Ms. Walt holds a J.D. from the University of California, Hastings College of the Law and a B.A. in History from Stanford University.

• Paul A. Marshall	Mr. Marshall co-founded Sunrise Telecom in October 1991 and has served as Chief Executive Officer since February 2006. Mr. Marshall served as Chief Operating Officer from December 1999 to February 2006, as Vice President of Marketing from March 1992 to February 2006, and as a Director since October 1991. Mr. Marshall also served as Chief Financial Officer of Sunrise from March 1992 until December 1999 and Acting Chief Financial Officer from October 2002 to February 2005. Mr. Marshall holds an M.B.A. from the Harvard Business School and a B.S. in Mechanical Engineering from the University of California at Davis.

• Richard D. Kent	Mr. Kent joined Sunrise Telecom as Chief Financial Officer in February 2005. Mr. Kent was Vice-President of Finance from February 2003 to January 2005 at Natural Selection Foods, LLC, a producer of organic fruits and vegetables. Prior to his employment with Natural Selection Foods, he was Managing Director from June 2002 to February 2003 at RAMP Partners, an accounting and financial management firm. Mr. Kent served as Chief Financial Officer, Chief Operating Officer and Corporate Secretary from January 1997 to January 2002 at Cidco Incorporated, a publicly-traded producer of telecommunications products and personal Internet communications products and services. Mr. Kent holds a B.S. in Business Administration with an emphasis in Finance and Accounting from the University of California at Berkeley. Mr. Kent is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

• Gerhard J. Beenen	Mr. Beenen joined Sunrise Telecom as President and General Manager—Telecom Products Group in August 2006. Prior to joining the Company, Mr. Beenen served as Vice President of Engineering at Steridian, Inc., a developer of micro-display technology, from July 2005 to March 2006. From June 2004 to July 2005, Mr. Beenen managed his personal investments. From September 2000 to June 2004, Mr. Beenen served as Vice President/General Manager of Network Elements, Inc., a telecommunications equipment provider. Mr. Beenen holds a Ph.D. in Analytical Chemistry from Oregon State University and a BS in Chemistry from the University of Wisconsin.

• Robert G. Heintz	Mr. Heintz joined Sunrise Telecom as Vice President—North American Sales and served in that capacity from June 2004 through August 2006, at which time he was appointed Vice President of Worldwide Sales and Marketing. Prior to Sunrise Telecom, Mr. Heintz was founder and Chairman of Axcelerant, a managed security services provider, which was founded in January 2001, and sold to GRIC Communications in December 2003. Mr. Heintz holds a B.S. in Electrical Engineering from Stanford University.

• Kirk O. Williams	Mr. Williams joined Sunrise Telecom in December 2002 and has served as its Chief Legal and Compliance Officer, Secretary since February 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file certain reports regarding ownership of, and transactions in, our securities with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during the fiscal year ended December 31, 2006.

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

STOCKHOLDER DIRECTOR NOMINATIONS

. The Corporate Governance/Nominating Committee will consider director candidates properly submitted by stockholders in accordance with the procedures set forth in our Bylaws.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is currently composed of Messrs. Huff and Ang and Ms. Walt. Mr. Huff serves as the Chairman of the Audit Committee. Our Board has determined that all members of the Audit Committee are

“independent” as required by the applicable listing standards of the NASDAQ Stock Market. In addition, the Board has determined that Mr. Huff qualifies as the Company’s audit committee financial expert as defined in the rules of the SEC.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

Board of Directors

The Board is currently composed of five members: Messrs. Ang, Huff, Marshall, and Pfeiffer and Ms. Walt. Mr. Huff serves as Chairman of the Board and Mr. Pfeiffer serves as Vice Chairman of the Board.

During 2006, the Board consisted of Messrs. Ang, Chang, Huff, Marshall, and Pfeiffer and Ms. Walt. Mr. Chang served as the Chairman of the Board. On February 7, 2006, Mr. Chang resigned as the Company’s Chief Executive Officer, President, Chairman and member of the Board.

The Board held eight meetings during fiscal year 2006, four of which were regularly scheduled meetings and four of which were special meetings. The Board also acted one time by unanimous written consent. Each Director attended at least 75% of the aggregate of all of our Board meetings and committee meetings on which such Director served during fiscal year 2006 and was eligible to attend.

The Board has an Audit Committee, a Compensation Committee, and a Corporate Governance/Nominating Committee. Each committee operates under a charter that has been approved by the Board. Copies of the charters are posted in the Investor/Governance section of our website at www.sunrisetelecom.com.

Audit Committee

The Audit Committee is currently composed of Messrs. Huff and Ang and Ms. Walt. Mr. Huff serves as the Chairman of the Audit Committee. The Audit Committee held eight meetings during fiscal year 2006, four of which were regularly scheduled meetings and four of which were special meetings.

The responsibilities of the Audit Committee include:

•	Reviewing Sunrise Telecom’s audit and related services at least annually;

•

Appointing, determining funding for and overseeing Sunrise Telecom’s auditors and ensuring their independence, including pre-approving all audit services and permissible non-audit services provided by the auditors;

•	Reviewing Sunrise Telecom’s annual and interim financial statements;

•	Reviewing and actively discussing with Sunrise Telecom’s auditors the results of the annual audit of Sunrise Telecom’s financial statements and all significant issues, transactions and changes;

•	Reviewing and actively discussing with Sunrise Telecom’s auditors the results of the SAS 100 review of Sunrise Telecom’s financial statements and all significant issues, transactions and changes;

•	Overseeing the adequacy of Sunrise Telecom’s system of internal accounting controls, including obtaining from the auditors management letters or summaries on such internal accounting controls;

•	Reviewing and establishing procedures for the receipt, retention and treatment of complaints received by Sunrise Telecom regarding accounting, internal controls or any auditing matters; and

•

Overseeing Sunrise Telecom’s finance function and compliance with SEC requirements, and reviewing the status of any legal matters that could have a significant impact on Sunrise Telecom’s financial statements.

Compliance Subcommittee of the Audit Committee

The Compliance Subcommittee of the Audit Committee is currently composed of one member, Ms. Walt, who serves as its Chair. The Subcommittee did not hold any formal meetings during fiscal year 2006. However, the Subcommittee worked closely with management on its compliance initiatives.

Compensation Committee

The Compensation Committee is currently composed of Ms. Walt and Messrs. Huff and Ang. Ms. Walt serves as Chairwoman of the Compensation Committee. During 2006, the Compensation Committee held eight meetings, of which four were regularly scheduled meetings and four were special meetings.

The responsibilities of the Compensation Committee include:

•	Establishing and reviewing Sunrise Telecom’s general compensation policies and compensation levels applicable to Sunrise Telecom’s Chief Executive Officer and President, and other executive officers;

•	Establishing and reviewing Sunrise Telecom’s general compensation policies applicable to all Sunrise Telecom employees;

•	Reviewing and advising the Board concerning the performance of Sunrise Telecom’s Chief Executive Officer and President, and other executive officers; and

•

Overseeing the administration of the stock compensation plans that Sunrise Telecom may adopt from time to time, including the determination of employees and other parties who are to receive grants of stock or stock options, and the terms of such grants or options.

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee is currently composed of Messrs. Huff and Ang and Ms. Walt. Mr. Ang serves as the Chairman of the Corporate Governance/Nominating Committee.

During 2006, the Corporate Governance/Nominating Committee consisted of Ms. Walt and Messrs. Pfeiffer, Huff, and Ang. Mr. Pfeiffer served as the Chairman of the Corporate Governance/Nominating Committee from March 20, 2004 until April 5, 2006, at which time Mr. Pfeiffer resigned from the Committee to work with the Company as its Acting Vice President of Engineering to manage and oversee its research and development efforts in San Jose and China. The Corporate Governance/Nominating Committee held five meetings during fiscal year 2006, four of which were regularly scheduled meetings and one of which was a special meeting.

The responsibilities of the Corporate Governance/Nominating Committee include:

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

The Corporate Governance/Nominating Committee recommends nominees for election to the Board of Directors. In evaluating director nominees, the Corporate Governance/Nominating Committee considers the following factors:

•	The appropriate size of the Board of Directors;

•	The changing needs of Sunrise Telecom;

•	The character and integrity of the candidate;

•	The candidate’s knowledge of Sunrise Telecom and its industry;

•	The candidate’s desire to represent the best interests of the stockholders as a whole;

•	The value of the candidate’s experience as a director of Sunrise Telecom;

•	The availability of new director candidates who may offer unique contributions;

•	The knowledge, skills and experience of the candidate, including experience in technology, business, finance, administration or public service;

•	Any potential conflicts of interest; and

•	The candidate’s commitment to dedicate the necessary time and attention to Sunrise Telecom.

The Corporate Governance/Nominating Committee considers each new director candidate and each incumbent director carefully, including considering other factors as it may deem are in the best interests of Sunrise Telecom and its stockholders. The Corporate Governance/Nominating Committee will consider director candidates properly submitted by stockholders in accordance with the procedures set forth in the Sunrise Telecom Bylaws. The Board has determined that each of the members of the Corporate Governance/Nominating Committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis contains a discussion of the principles underlying our executive compensation policies and decisions and material elements of executive compensation awarded to the named executive officers listed in the Summary Compensation Table—Fiscal 2006 below. The discussion below should be read in conjunction with the tables and related disclosures set forth below in this section. The terms of our separation agreement with Mr. Chang, who was our Chief Executive Officer and during 2006 until February 5, 2006, are summarized in the section below entitled “Separation Agreement with Paul Ker-Chin Chang.”

GENERAL OBJECTIVES AND POLICIES

We believe that the telecommunications test equipment industry is a highly competitive business environment and that it is important to develop an executive compensation program that attracts, motivates and retains qualified executives by rewarding excellence, leadership and long-term company performance. Accordingly, our compensation strategy is generally market and performance oriented and designed to link executive compensation to our strategic business objectives, specific financial performance objectives and the enhancement of stockholder returns. However, during fiscal 2006 we determined that the compensation of many of our named executive officers, like the compensation of other employees, was significantly below prevailing market rates, and many unexpected challenges required the Compensation Committee temporarily to set aside performance-oriented objectives and to develop compensation arrangements that promoted the retention of key employees, including our named executive officers.

As described in more detail below, the material elements of our executive compensation program for our named executive officers during fiscal year 2006 were as follows:

Element	Form of Compensation	Purpose
Base Salary	Cash	Fixed compensation to attract and retain exceptional executive talent.

Retention Bonus	Cash	Incentive to remain employed with the Company through specified dates.

Discretionary Bonus	Cash	Recognize individual contributions.

Change of Control Severance Plan	Cash	Motivate executive officers to continue employment with the Company until the completion of a change of control transaction and to provide compensation in the event a named executive officer is terminated as a result of a change of control transaction.

How We Determine Compensation

The Compensation Committee meets regularly during the year and is responsible for the determination of all executive compensation matters. The Compensation Committee conducts an annual review of executive compensation, typically in the first quarter of the year, at which it reviews the elements of executive compensation for each named executive officer and makes compensation decisions for the year, including setting any performance targets for incentive compensation plans. In developing these decisions, the Committee receives and considers recommendations from the Chief Executive Officer. In its annual review, the Compensation Committee considers many factors, including:

•	the relationship between executive compensation and corporate performance and returns to stockholders;

•	the qualitative or quantitative measures of corporate performance to be used in the determination of executive compensation;

•	the roles, responsibilities and performance of individual executives;

•	the relative compensation of different executives and the long-term value of each executive; and

•	market data of executive compensation at comparable companies, for the purpose of assessing the Company’s competitive position relative to these companies.

The Compensation Committee reviewed each element of executive compensation for 2006 for our named executive officers.

Role of Compensation Consultant

The Company and the Compensation Committee did not retain the services of an independent compensation consultant in connection with our determination of executive compensation. The Company and the Compensation Committee used only their own internal resources, the Radford compensation surveys, and published public company compensation information from selected comparable companies.

Role of Executive Officers in Determining 2006 Compensation

Our management provides background information relevant to the Compensation Committee’s deliberations on executive compensation matters, and our Chief Executive Officer recommends compensation for other named executive officers but does not participate in the consideration of his own compensation by the Compensation Committee. In March 2006, our Chief Executive Officer provided the Compensation Committee recommended base salaries for all named executive officers other than the Chief Executive Officer, to be in effect for fiscal year 2006. The Compensation Committee has the authority to accept, reject or modify these recommendations, and it accepted them with minor adjustments. The Chief Executive Officer made no recommendations with respect to equity compensation in 2006 because the Company was not current with its periodic SEC reporting requirements and was unable to issue any equity compensation under a registration statement on Form S-8.

In making his recommendations to the Compensation Committee, the Chief Executive Officer reviewed the scope of each named executive officer’s responsibilities, the executive’s background, training and experience, the Company’s ability to find a replacement for the individual and internal pay equity considerations. He also reviewed the performance of the individual executives. He referred to the 2006 Radford Executive Survey. This survey contains market data and compensation alternatives to consider in making compensation decisions for our named executive officers. We believe that this survey is a commonly-used resource for technology companies in our geographic area. We reviewed the amounts reported in the Radford survey for telecommunications companies with average revenue ranging between $50 million and $199 million, to match our industry and company size. To gain additional perspective, our management also evaluated aspects of compensation reported by a group of public companies in the telecommunications industry with which we compete for business and executive talent. The companies surveyed for this purpose change from time to time, but for 2006 we reviewed information from the following companies:

• IXIA	• EXFO
• Tektronix	• Agilent
• Catapault	• Acterna
• Tollgrade

We do not consider these companies a “peer group” for executive compensation benchmarking purposes, but refer to their compensation practices for additional perspective.

ELEMENTS OF COMPENSATION

Base Salary

Our goal is to pay base salaries to our executive officers that are competitive with the base salaries paid to similar executives of companies with which we believe we compete to attract and retain executives. We generally target executive officer base salaries at approximately the 50th percentile of the Radford Executive Survey. The Compensation Committee reviewed the base salaries for each named executive officer in the first quarter of 2006 in light of the Radford data as well as the additional information from the companies identified above. Executive officer base salaries were also evaluated as part of the total compensation package for each named executive officer, with a general target that total compensation should be approximately the 50th percentile of the relevant Radford data. The weight given to different compensation elements may differ from individual to individual, as the Compensation Committee deems appropriate, based on each executive officer’s position and relative experience. We may adjust base salary during the year as warranted to address retention issues or to reflect promotions or other changes in the scope or breadth of an executive’s role or responsibilities.

We determined 2006 base salaries for each named executive officer based on the 2006 Radford Executive Survey. Our Chief Executive Officer, who is also one of our principal stockholders, took a reduction in salary when he was appointed CEO to better reflect the results of the Radford Executive Survey.

Retention Incentive Bonus Program

In April 2006, the Compensation Committee determined that the base salaries of our named executive officers, other than our Chief Executive Officer, like the salaries of other employees, were lower than the 50th percentile for 2006, making our base salaries significantly non-competitive. As a result of several years in which we had paid little or no bonuses to our executives, continuing below market salaries, and our continuing internal problems, the Compensation Committee realized that we were in a period of increased risk of substantial employee turnover. The Compensation Committee believed that the Company needed to motivate and retain our executives to continue working for the Company while the Audit Committee completed its special investigation and we worked through accounting and reporting challenges associated with that activity. As a result, the Compensation Committee met to determine what incentive compensation programs would be appropriate, and our executive officers offered their suggestions for retention incentives. Ultimately the Compensation Committee authorized a retention incentive program for Company employees, including the named executive officers.

The Compensation Committee approved the Retention Incentive Bonus Program, pursuant to which each employee was eligible to receive a bonus equivalent to up to three months of his or her base salary. Our named executive officers were compensated on the same basis as other salaried employees in San Jose, California under this program. Each bonus payment was in an amount equal to one month of the employee’s current annual salary as of April 27, 2006. We agreed to pay bonuses in three equal installments to eligible employees who remained employed as of July 28, 2006, December 1, 2006 and May 4, 2007. The retention incentives paid to our named executive officers for 2006 and the totals paid under this plan, are set forth in the following table:

Named Executive Officer	2006 Retention Bonus	Total Retention Bonus
Paul Marshall	$—	$—
Robert G. Heintz	$30,167	$45,251
Jeungeun Joo	$28,333	$42,500
Richard D. Kent	$34,500	$51,750
Kirk O. Williams	$31,250	$46,875

Heintz 2006 Bonus/Commission Structure

Mr. Heintz received commissions based on revenue and sales margin targets, with a commission target of $125,000 based on Corporate North American sales margin and Company revenue and margin targets, calculated and paid monthly.

Discretionary Bonus

In December 2006, the Compensation Committee awarded discretionary bonuses to Messrs. Marshall, Kent and Williams in the amounts of $65,000, $25,000 and $10,000, respectively. In determining the amounts of the discretionary bonuses, the Compensation Committee considered (i) the additional duties assumed by each recipient in 2006 that went beyond his normal job responsibilities as a result of the Audit Committee’s special investigation discussed elsewhere in this report, (ii) the 46% increase in revenues in 2006 over 2005, (iii) the $10.8 million increase in net income in 2006 over 2005, and (iv) whether or not the recipient participated in the Company’s Retention Incentive Bonus Program.

Change of Control Severance Plan

In June 2006, the Compensation Committee approved and adopted a Change of Control Severance Plan to promote our executive compensation objectives to motivate and retain qualified executives by offering severance arrangements designed to provide reasonable compensation to departing executives under certain circumstances. Because many change of control transactions involve significant management turnover, we believe that the potential for a change of control transaction involving the Company creates uncertainty among our executives about their continued employment and might lead to unwanted turnover. The Change of Control Severance Plan allows named executives to remain focused on Company business.

In order to encourage our executive officers to remain employed with the Company during an important time when their prospects of continued employment following a change in control transaction are uncertain, we provide Messrs. Kent and Williams with severance benefits pursuant to our Change of Control Severance Plan. As a principal stockholder, our Chief Executive Officer, Paul Marshall, did not participate in the Change of Control Severance Plan or any other severance agreement. At the time of the adoption of the Change of Control Severance Plan, neither Mr. Heintz nor Mr. Joo was eligible to participate, and Mr. Beenen was not yet employed by the Company. When Mr. Beenen joined the Company in August 2006, he was offered change of control severance terms substantially similar to those offered to other executives under the plan. Mr. Heintz also was added to the plan in December 2007. The Company may amend the plan at any time.

Please see the section below titled “Potential Payments Upon Termination or Change of Control” for a description of the potential payments that may be made to our named executive officers in connection with their termination of employment in connection with a change of control.

Perquisites and Other Benefits

Our executive officers receive the same benefits package that is available to other regular full time employees of the Company. In general, our executive officers do not receive any special perquisites or other benefits solely by virtue of the fact that they are executive officers.

EXECUTIVE COMPENSATION FOR 2007

Relationship with Independent Compensation Consultant

In late 2006, we retained the services of an independent compensation consultant, to assess the Company’s overall employee compensation program. The consultant was also engaged to provide executive level support for our new Chief Executive Officer. We subsequently expanded the consultant’s scope of services specifically to include a review of our executive compensation strategies. The consultant was engaged by and reported to Company management, but regularly interacted with the Compensation Committee, and attended its meetings, both with and without management present. The consultant advised the Compensation Committee on the practical aspects of the Company’s executive compensation program and evolving best practices, and provided market information and analysis regarding the competitiveness of the Company’s compensation program.

2007 Executive Compensation Components

The Compensation Committee made all decisions regarding the 2007 compensation of our named executive officers, with participation of Company executives substantially as described above relative to 2006 executive compensation. Our 2007 executive compensation program for our named executive officers included the following elements:

Element	Form of Compensation	Purpose
Base Salary	Cash	Fixed compensation to attract and retain exceptional executive talent.

Retention Incentive Bonus Plan	Cash	Incentive to remain employed by the Company through specified dates.

Management Objective Plan	Cash	Incentive to achieve individual and overall Company performance.

Discretionary Bonus	Cash	Recognize individual contributions.

Equity-Based Compensation	Stock options and/or restricted stock units	Create a strong financial incentive for achieving or exceeding long-term performance goals and encourage a significant equity stake in our Company.

Change of Control Severance Plan	Cash	Compensation in the event of termination as a result of a change of control transaction.

2007 Allocation of Compensation

The Compensation Committee seeks to allocate total compensation in a manner that is competitive with our peer group. The Compensation Committee believes that this is appropriate because the peer group is the group of companies with which we compete for executive talent. The Compensation Committee also believes that the allocations that result from this approach are effective in motivating our named executive officers to maximize stockholder value. The allocations that apply with respect to 2007 appear in the chart below, where we have included our President and General Manager—Telecom Products Group, Mr. Gerhard Beenen, who we expect to be one of our named executive officers for 2007. The retention incentive bonus payments listed below were the final payment of a bonus program that began in early 2006 and terminated in early 2007.

Name Executive Officer	2007 Annual Base Salary	Percent of Total Compensation	Target Annual Incentive	Percent of Total Compensation	Retention Bonus	Percent of Total Compensation	Total Annual Planned Compensation
Paul Marshall	$355,000	77%	$106,500	23%	—	—	$461,500
Richard Kent	$230,000	73%	$69,000	22%	$17,250	5%	$316,250
Gerhard Beenen	$235,000	72%	$70,500	22%	$19,167	6%	$324,667
Robert Heintz	$200,000	57%	$135,000	39%	$15,000	4%	$350,000
Kirk Williams	$200,000	73%	$60,000	22%	$15,625	5%	$275,625

2007 Management by Objective Plan

In February 2007, based on the advice of our compensation consultant, the Compensation Committee approved the 2007 Management by Objective Plan (“MBO Plan”), which is a non-equity incentive plan. Under the MBO Plan, incentive bonuses are paid based upon performance relative to: (1) individual performance objectives; (2) a company revenue target for 2007; and (3) a company net income target for 2007. The target bonus was 30% of annual base salary. In lieu of participation in the MBO Plan, Mr. Heintz received commissions based on margins and sales, with a 2007 commission target of $135,000, calculated and paid monthly. In addition, the Compensation Committee in its discretion may award him an extra bonus based on Company performance, not to exceed two times his annual base salary.

Half of the MBO Plan target bonus is payable if individual performance objectives are achieved, regardless of Company performance. The other half of the target bonus is payable upon achievement of Company metrics for the year determined by the Compensation Committee. The Compensation Committee decided that the Company metrics for 2007 should be revenue and net income because they are key components of the Company’s business strategy for 2007. Because of their importance, the Compensation Committee weighted the Company metrics to equal 50% of the target bonus, allocating 25% to each metric, but also wanted to motivate each named executive officer to improve their respective functional areas through their individual performance target of 50%. Mr. Beenen’s Company performance metrics also included business unit performance targets. Individual performance goals were based on certain Company metrics for the respective functional area of each named executive officer. The goals of Mr. Marshall were determined and approved by the Compensation Committee. The goals of Messrs. Kent, Beenen and Williams were approved by our Chief Executive Officer shortly after the adoption of the MBO Plan.

If the Company achieved 75% of its revenue target under the MBO Plan, half of the revenue target bonus was payable, with graduated payments up to 100% of this component at 100% achievement of our annual revenue target. If the Company achieved break even results, half of the net income target bonus was payable, with graduated payments up to 100% of this component at 100% achievement of our net income target. In addition, the Compensation Committee may award discretionary bonuses, not to exceed three times each named executive officer’s base salary, if our revenue and net income targets were exceeded. Conversely, the Compensation Committee reserved the discretion to reduce or eliminate bonuses if the Company’s revenue and net income targets were not achieved.

Equity-Based Incentive Awards

We believe that our named executive officers’ equity-based compensation should be directly linked to the value provided to our stockholders. However, due to the internal investigation concerning our business practices, the investigation of our historical stock option granting practices, the restatement activities relating to the stock option investigation and the other errors in our historical accounting practices, we were unable to timely file periodic reports with the SEC. As a result, we were not in compliance with the filing requirements for continued listing on the NASDAQ Stock Market as set forth in Marketplace Rule 4310(c)(14), our common stock was delisted from the NASDAQ Stock Market in December 2005 and subsequently began trading on the Pink Sheets under the symbol “SRTI.PK” and we do not have an effective registration statement on Form S-8 on file with the SEC. Therefore, our Compensation Committee has not granted stock option awards since 2005.

At the first Compensation Committee meeting following the date on which we are deemed current with our SEC periodic reporting requirements and therefore are able to issue equity-based compensation, we intend to award stock option grants to our employees, including our named executive officers, with an exercise price equal to the closing sale price of our common stock on the date of the grant. Like many technology companies, our common stock price is highly volatile, which creates uncertainty about the value of current equity awards. A stock option is an instrument more directly tied to stock market risk and will have no value if the exercise price is higher than the market price of our common stock on the exercise date. Thus, the named executive officers will only realize value on their stock options if our stockholders realize value on their shares.

We believe that stock options also function as a retention incentive for our named executives as they vest over a four year period following the grant date in accordance with the following schedule: 25% vest on the first anniversary of the date of the grant and the remaining 75% vest in equal monthly installments of approximately 2% per month thereafter. We typically make initial equity awards of stock options to new executives at the first regularly scheduled Compensation Committee meeting held following the new executive’s date of hire and annual equity award grants to our current executives at the first regularly scheduled Compensation Committee meeting of each year. The number of shares of the Company’s common stock subject to each annual award is intended to create a meaningful opportunity for stock ownership in light of the named executive officer’s current position with the Company, the size of comparable awards to comparable executives at comparable companies, the individual’s potential for increased responsibility and promotion over the award term, the individual’s personal performance and contributions in recent periods and the individual’s anticipated contribution to meeting the Company’s long term strategic performance goals. The Compensation Committee also takes into account the number of unvested equity awards held by the named executive officer in order to maintain an appropriate level of retention incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative equity award holdings of the Company’s named executive officers.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M)

Section 162(m) of the Internal Revenue Code of 1986, as amended, which we refer to herein as the “Code,” generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to the named executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The Compensation Committee reviews the potential effect of Section 162(m) periodically and generally seeks to structure the long-term incentive compensation granted to its executive officers in a manner that is intended to avoid disallowance of deductions under Section 162(m). Nevertheless, there can be no assurance that compensation attributable to long-term incentive awards will be treated as qualified performance-based compensation under Section 162(m). In addition, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in our and our stockholders’ best interests, after taking into consideration changing business conditions and the performance of its employees.

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS

The Summary Compensation Table below quantifies the value of the different forms of compensation earned by, or awarded to, our named executive officers in 2006. The primary elements of each named executive officer’s total compensation reported in the table are base salary and bonuses. The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each named executive officer’s base salary and annual bonus is provided immediately following the Summary Compensation Table. There were no equity or non-equity incentive awards in 2006. The Outstanding Equity Awards at Fiscal Year-End 2006 and Option Exercises and Stock Vested—Fiscal 2006 tables provide further information on the named executive officers’ potential realizable value and actual value realized with respect to their equity awards. The discussion of the potential payments due upon a termination of employment resulting from a change in control that follows is intended to further explain the potential future payments that are, or may become, payable to our named executive officers under certain circumstances.

Summary Compensation Table—Fiscal 2006

The following table summarizes the compensation of our Chief Executive Officer, our Chief Financial Officer, and our other three most highly compensated executive officers during the year ended December 31, 2006. We refer to these individuals as the “named executive officers” elsewhere in this report.

Name and Principal Position	Year	Salary ($)	Bonus ($) (5)		Option Awards ($)	All Other Compensation ($)(7)	Total ($)
Paul Ker-Chin Chang (1) (6)	2006	157,688	—		—	300,698	$458,386
Former Chief Executive Officer, President and Chairman of the Board; Technology Advisor
Paul A. Marshall (2)	2006	344,008	65,000		—	1,062	410,070
Chief Executive Officer and President; Former Chief Operating Officer and Vice President of Marketing
Richard D. Kent,	2006	207,000	59,500	(5)	—	973	267,473
Chief Financial Officer
Robert G. Heintz (3)	2006	181,000	134,914	(5)		902	316,816
Vice President, Worldwide Sales and Marketing
Jeongeun E. Joo	2006	178,720	28,333	(5)	—	576	207,629
Director, New Technologies-Telecom Products
Kirk O. Williams (4)	2006	185,154	41,250	(5)	—	606	227,010
Chief Legal and Compliance Officer, Secretary

(1)	On February 7, 2006, Mr. Chang resigned as Chief Executive Officer and President, Chairman and member of the Company’s Board of Directors and was appointed as our Technology Advisor. On March 15, 2006, Mr. Chang resigned as the Company’s Technology Advisor.

(2)	On February 7, 2006, the Board of Directors appointed Mr. Marshall Chief Executive Officer and President.

(3)	Mr. Heintz has served as the Company’s Vice-President—Worldwide Sales and Marketing since August 2006.

(4)	Mr. Williams has served as the Company’s Chief Legal and Compliance Officer since February 2007. From December 2004 to February 2007, Mr. Williams served as the Company’s Vice President, General Counsel and Secretary.

(5)	The amounts reported in this column include the aggregate dollar amounts paid to the named executive officers (i) under the terms of the retention incentive bonus program as described above under “Compensation Discussion and Analysis—Elements of Compensation—Retention Incentive Bonus Program,” (ii) as discretionary bonuses as described above under “Compensation Discussion and Analysis—Elements of Compensation—Discretionary Bonus,” and (iii) as commissions as described above under “Compensation Discussion and Analysis—Elements of Compensation—Heintz 2006 Bonus/Commission Structure.”

(6)	In connection with Mr. Chang’s termination, all options outstanding, including those that were fully vested, were cancelled.

(7)	Mr. Chang received $300,000 in connection with the termination of his employment, $158 in group term life insurance and $540 of reallocated forfeitures in unvested Company contributions to our 401(k) plan. All other amounts shown in this column reflect group term life insurance (GTL) premiums paid on behalf of the Company’s named executive officers, and the Company’s reallocated forfeitures in unvested 401(k) matching contributions. Fiscal 2006 amounts are as follows: Mr. Marshall: $522 of GTL and $540 of reallocated forfeitures; Mr. Kent: $433 in GTL and $540 in reallocated forfeitures; Mr. Heintz: $362 in GTL and $540 in reallocated forfeitures; Mr. Joo: $144 in GTL and $432 of reallocated forfeitures; and Mr. Williams: $149 in GTL and $457 of reallocated forfeitures. An explanation of the nature and amount of payments made to Mr. Chang in connection with the termination of his employment with the Company is found below under “Potential Payments Upon Termination or Change in Control.”

Description of Employment Agreements, Salary and Bonus Amounts

As indicated in the Compensation Discussion and Analysis and discussed below, none of our current named executive officers is employed pursuant to an employment agreement. As a result, their base salary and bonus opportunities are not fixed by contract. Instead, in the first quarter of each fiscal year, the Compensation Committee establishes the base salary level for each of our named executive officers for the year. In making its determination, the Compensation Committee considers the factors discussed under “Compensation Discussion and Analysis—Elements of Compensation—Base Salary.” In fiscal 2006, the Company granted certain named executive officers discretionary cash bonuses. In determining the terms of such awards, the Compensation Committee considered the factors discussed above under “Compensation Discussion and Analysis—Elements of Compensation—Discretionary Bonus.”

Consistent with the Company’s philosophy that a portion of compensation should be contingent on the Company’s performance, base salary for named executive officers in fiscal 2006 comprised between 57% and 77% of the individual’s total compensation. Non-equity incentive compensation for named executive officers in fiscal 2006, the value of which, as described above under “Elements of Compensation—Retention Incentive Bonus”, is dependent upon the named executive officer’s retention with the Company, and comprised between 22% and 39% of total compensation. The Company believes this allocation of base salary and incentive compensation in proportion to total compensation is appropriate to balance the Company’s dual goals of aligning the interests of executives and stockholders and providing predictable benefit amounts that reward an executive’s continued service.

Grants of Plan-based Awards—Fiscal 2006

There were no grants of plan-based awards in 2006.

Outstanding Equity Awards At Year-end—Fiscal 2006

The following table presents information regarding the outstanding share-based awards held by each named executive officer, as of December 31, 2006, including the vesting dates for the portions of these awards that had not vested as of that date. This table also includes the amounts recognized for each of these awards for financial statement reporting purposes for fiscal 2006 as reflected in the Summary Compensation Table – Fiscal 2006 above. For purposes of clarity, awards that were granted prior to December 31, 2006 but that were not outstanding as of December 31, 2006 (for example, because the awards were forfeited, exercised, paid or otherwise settled prior to December 31, 2006) are also included in the table below if a charge was recognized for financial statement reporting purposes for fiscal 2006 with respect to the award. Additional information regarding these awards is presented in the footnotes below and in the table below under “Option Exercises and Stock Vested – Fiscal 2006.”

Name	Options (1)
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul A. Marshall	80,000		4.94	1/10/11
	80,000		3.98	1/23/12
	24,000		1.76	6/6/12
	45,000		1.91	1/29/13
	10,937	4,063	4.09	1/28/14
	11,457	13,543	3.20	2/8/15

Richard D. Kent	45,833	54,167	3.20	2/8/15

Robert G. Heintz	75,000	75,000	2.57	7/21/14
	4,583	5,417	3.20	2/8/15

Joungeun Joo	15,000		1.4333	3/9/08
	21,000		1.50	3/23/09
	9,000		2.1667	10/8/09
	15,000		2.1667	11/17/09
	10,000		4.94	1/10/11
	5,000		5.40	7/18/11
	20,000		3.98	1/23/12
	6,000		1.76	6/6/12
	4,895	105	1.91	1/29/13
	2,916	1,084	4.09	1/28/12
	2,291	2,709	3.20	2/3/15

Kirk O. Williams	18,279	6,721	1.91	1/29/13
	2,916	1,084	4.09	1/28/14
	3,666	4,334	3.20	2/8/15

(1)	Each stock option grant reported in the table above with a grant date before July 12, 2000 was granted under, and is subject to, the Company’s 1993 Stock Option Plan. Each stock option grant reported in the table above with a grant date on or after July 12, 2000 was granted under, and is subject to, the Stock 2000 Plan. The option expiration date shown above is the normal expiration date, and the latest date that the options may be exercised. For each named executive officer, the unexercisable options above are also unvested and will generally terminate if the named executive officer’s employment terminates. Each option vests over four years with 25% vesting on the first anniversary of the date of grant and the remaining 75% vesting in 36 equal monthly installments thereafter.

Option Exercises and Stock Vested—Fiscal 2006

None of our named executive officers exercised any stock options during 2006. None of our named executive officers held restricted stock subject to vesting during 2006.

Employment Agreements

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

On August 16, 2006, we entered into an employment offer letter agreement with Gerhard Beenen. The offer letter agreement sets forth his responsibilities as President and General Manager—Telecom Products Group and Officer of the Corporation. The letter also covers his compensation, including his initial annual salary of $230,000 and a commitment for a stock option grant to purchase 80,000 shares of common stock, such stock option grant to be awarded to Mr. Beenen at an exercise price to be determined at the first Compensation Committee meeting following the date on which we are deemed current with our reporting requirements by the SEC and we have an effective registration statement on Form S-8 on file with the SEC. In 2006, Mr. Beenen was also entitled to receive an incentive cash bonus targeted at 25% of his salary; such bonus was based on a mixture of financial performance targets and individual objectives. In addition, Mr. Beenen’s employment offer letter provided for the acceleration of his stock options upon a change of control as discussed below. If Mr. Beenen’s employment is terminated within four months before or 12 months after a change in control, and the termination is an involuntary termination other than for cause, or a voluntary termination by Mr. Beenen for good reason, then Mr. Beenen is entitled to eight months of base salary and health benefits. Mr. Beenen’s employment offer letter also sets forth his incentive cash bonus targets of 25% of his then current salary for achieving objectives, 50% of his then current salary for achievement beyond such objectives, and up to 200% for extraordinary achievement. However, these incentive cash bonuses were superseded by the benefits provided under the Company’s 2007 Management by Objective Plan.

We do not have employment offer letters or employment agreements with any of our other executive officers.

Potential Payments Upon Termination or Change of Control

Change of Control Severance Plan

Effective June 21, 2006, our Compensation Committee adopted a Change of Control Severance Plan to provide designated employees with additional incentives to remain with us in the event of, and through the duration of, defined change of control events.

At the time of the adoption of the plan, our Chief Financial Officer, Richard D. Kent, and our Chief Legal and Compliance Officer, Secretary, Kirk O. Williams, were the only named executive officers eligible to receive payments under the Change of Control Severance Plan. Under the terms of the plan, if either Mr. Kent’s or Mr. Williams’ employment is terminated by us within four months prior to a change of control, or by us or our successor company within twelve months after a change of control, in each case by virtue of an involuntary termination other than for “cause” or a “voluntary termination for good reason” (as such terms are defined in the plan), we or our successor company will provide severance benefits to Messrs. Kent and Williams, as the case may be, consisting of a lump sum payment equal to twelve months base salary in effect at the time of termination of employment, less applicable withholdings, and one year of reimbursements for payments for health coverage continuation. In order to receive such benefits, a general release of claims must be executed by the terminated officer. Mr. Heintz was added to the plan in December 2007 and would receive a change of control severance benefit of twelve months of base salary and twelve months of reimbursement for health coverage continuation. Similarly, Mr. Beenen’s employment arrangement includes a change of control severance benefit of eight months of base salary and eight months of reimbursement for health coverage continuation.

Messrs. Kent, Williams and Heintz are entitled to severance benefits pursuant to the Change of Control Severance Plan if their employment is terminated by us within four months prior to a change of control, or by us or our successor company within 12 months after a change of control. For Messrs. Kent, Williams and Heintz, those benefits consist of a lump sum payment equal to 12 months of base salary and continued health care benefits paid for by the Company for twelve months after termination. Mr. Beenen would also receive a lump-sum severance payment of eight months of salary and continued health care benefits paid by the Company for eight months after termination pursuant to the terms of his employment arrangement under the aforementioned circumstances. We believe that the protected period of four months prior to a change of control and 12 months following a change in control is in line with the severance protections provided to comparable executives at comparable companies. Except as noted, none of our named executive officers has an employment agreement that provides for severance benefits, a fixed position or duties, or a fixed base salary or actual or target annual bonus. As a result, we believe it appropriate that constructive termination also be included as a potential trigger for severance benefits. Therefore, the change in control arrangements we entered into with some of our named executive officers permit the named executive officers to terminate their employment and receive their benefits in connection with a change in control for certain “good reasons” that we believe result in the constructive termination of the named executive officers’ employment.

In the event that a named executive officer becomes entitled to severance under the Change of Control Severance Plan, we believe that it is appropriate to provide the named executive officers, in addition to cash severance benefits, with other severance protection, such as continued medical insurance coverage following termination for the period of the severance benefit. Similar to cash severance benefits, we believe these other severance benefits are consistent with the severance arrangements of our comparable companies and provide the named executive officers with financial and personal security during a period of time when they are likely to be unemployed and seeking new employment.

We do not believe that the named executive officers should be entitled to severance benefits merely because a change in control transaction occurs. Therefore, the payment of severance benefits is generally only triggered by an actual or constructive termination of employment in connection with a change in control. The Change of Control Severance Plan does not currently allow for accelerated vesting of equity compensation; however, the employment arrangements for Messrs. Heintz, Kent and Beenen extend this benefit to them in the event of a change of control and termination without cause.

Under our Change of Control Severance Plan:

•

“change of control” means the sale of all or substantially all of the Company’s assets, a change in ownership of more than 50% of the outstanding common stock, or a change in the Company’s Board of Directors resulting in less than 50% of the Company’s current directors remaining on the board.

•	“good reason” means a change in primary duties, a reduction in base pay, material adverse modification of incentive compensation programs, and certain relocations.

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

In July 2004 the Company granted Mr. Heintz an option to purchase 150,000 shares of our common stock at an exercise price equal to $2.57 per share. Concurrently with the execution of the stock option grant, Mr. Heintz and the Company entered into an addendum to such stock option grant pursuant to which, in the event of a change of control, if Mr. Heintz is terminated other than for “cause” or he is “constructively terminated” within twelve months of such “change in control,” his stock options will accelerate such that all shares would become fully-vested and immediately exercisable.

The Company committed to issue Mr. Beenen a stock option to purchase 80,000 shares of common stock at an exercise price to be determined when the Company is once again able to do so after it becomes current with its filings with the SEC. Such option commitment would accelerate upon a change of control resulting in Mr. Beenen’s termination without cause.

Potential Payments

The following section describes the benefits that may become payable to the named executive officers (other than Mr. Chang) in connection with certain terminations of their employment with us and/or a change in control of us. With respect to Mr. Chang, as described below under “Separation Agreement with Paul Ker-Chin Chang,” certain benefits have become payable to him under a separation agreement entered into with us in connection with the termination of his employment on March 15, 2006. In calculating the amount of any potential payments to these named executive officers, we have assumed that the applicable triggering events (i.e. termination of employment in connection with a change of control) occurred on December 29, 2006, the last business day for fiscal year 2006, and that the price per share of our common stock is equal to the closing price per share on such date.

If Mr. Heintz’s employment was terminated as a result of a change of control at December 31, 2006, Mr. Heintz would not have received any benefit from the acceleration of his stock options because the closing sale price of our common stock on December 29, 2006, of $2.20 per share was less than the exercise price of his option granted in July 2004.

If Mr. Kent’s employment was terminated as a result of a change of control at December 31, 2006, Mr. Kent would not have received any benefit from the acceleration of stock options because the closing sale price of our common stock on December 29, 2006, of $2.20 per share was less than the exercise price of his option granted in February 2005. However, Mr. Kent would have received a cash payment of approximately $207,000, plus benefits valued at approximately $4,223 for health coverage continuation.

If Mr. Williams’ employment was terminated as a result of a change of control at December 31, 2006, Mr. Williams would have received a cash payment of approximately $187,500, plus benefits valued at approximately $4,223 for health coverage continuation.

The following table summarizes the dollar value of the payments and benefits payable to our named executive officers assuming the applicable triggering events (i.e. termination of employment in connection with a change of control transaction) occurred on December 31, 2006 as described above.

Name	Acceleration of Stock Options	Severance Payment	Health Coverage Continuation Premiums
Paul A. Marshall	—	—	—
Richard D. Kent	—	$207,000	$4,223
Robert G. Heintz	—	—	—
Jeungeun Joo	—	—	—
Kirk O. Williams	—	$187,500	$4,223

The value of payments and benefits payable to our named executive officers assuming the triggering event of a termination of employment in connection with a change of control transaction occurring on a later date than December 31, 2006 may be different than disclosed above.

Separation Agreement with Paul Ker-Chin Chang

We entered into a separation agreement with Mr. Chang in connection with the termination of his employment with us effective March 15, 2006. The separation agreement provided that in connection with his termination of employment Mr. Chang was entitled to severance pay in the form of a lump sum payment equal to $300,000.

The separation agreement contained a general release of all claims in favor of us by Mr. Chang and a covenant not to sue and provided that, as a condition to receiving the severance benefits described above, Mr. Chang had to agree to comply with the terms of the Confidential Information and Invention Assignment Agreement, which contains an assignment of inventions provision, restrictions relating to the use of our proprietary information, a twelve month non-solicitation of employees provision and a perpetual confidentiality provision. Under the terms of the separation agreement, the $300,000 lump sum payment was in full satisfaction of all monies and obligations owed to Mr. Chang by the Company, including outstanding stock options.

Compensation of Non-employee Directors—Fiscal 2006

During fiscal 2006, each non-employee member of our Board of Directors, including the Chairman of the Board, was entitled to cash and equity compensation for service as a member of the Board of Directors. Cash compensation consisted of an annual retainer in the amount of $40,000, paid quarterly, and meeting fees of $1,000 per day for meetings, regardless of the number of Board or committee meetings attended. Our Audit Committee Chairman was paid an additional annual retainer in the amount of $20,000. We reimbursed directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings. Each non-employee member of our Board of Directors was also entitled to stock options automatically granted under our 2000 Stock Plan, although during 2006 we suspended grants of stock options because we were not current with our periodic reports required to be filed with the SEC.

Ordinarily, each non-employee member of our Board of Directors would have been entitled to an annual grant of an option to purchase 12,000 shares of our common stock at fair market value on the date of grant. The options vest in full on the anniversary of the date of the grant, provided such member continues to serve as a director at that time.

The following table sets forth compensation paid to our non-employee directors for services rendered during fiscal 2006:

Name and Principal Position	Fees Earned or Paid in Cash ($)	Total ($) (1)
Patrick Peng-Koon Ang (2)	$58,000	$58,000
Henry P. Huff (3)	72,000	72,000
Robert C. Pfeiffer (4)	6,783	6,783
Jennifer J. Walt (5)	52,000	52,000

(1)	The Company did not issue any options to its non-employee directors in fiscal 2006.

(2)	At December 31, 2006, Mr. Ang held options to purchase 43,539 shares of our common stock.

(3)	At December 31, 2006, Mr. Huff held options to purchase 43,539 shares of our common stock.

(4)	At December 31, 2006, Mr. Pfeiffer held options to purchase 41,872 shares of our common stock.

(5)	At December 31, 2006, Ms. Walt held options to purchase 43,539 shares of our common stock.

Currently, each non-employee member of our Board of Directors is entitled to receive an annual retainer of $35,000, paid quarterly, plus meeting fees of $1,100 per day for meetings, regardless of the number of Board or committee meetings attended. The Chair of the Board is entitled to receive an annual retainer of $50,000, paid quarterly. The Chair of the Audit Committee is entitled to receive an additional annual retainer of $13,000 paid quarterly. The Chairs of the Compensation Committee, the Governance Committee and the Compliance Sub-committee are each entitled to receive an additional annual retainer of $7,500, $4,000 and $4,000, respectively, paid quarterly. In addition to the annual retainer of $35,000, the Vice Chair of the Board is also entitled to receive an additional annual retainer of $14,000, paid quarterly. Each non-Chair member of the Audit Committee, Compensation Committee and the Governance Committee is also entitled to receive an additional annual retainer of $6,000, $5,000 and $2,000, respectively, paid quarterly. Each director is also entitled to be reimbursed for his or her out-of-pocket expenses incurred in connection with attending Board and committee meetings. Each non-employee member of the Board of Directors is entitled to an option to purchase 12,000 shares of common stock at fair market value on an annual basis. These options vest in full on the anniversary of the date of grant, provided the director continues to serve as a director at that time. These options have a term of ten years and expire within 90 days of the director’s termination of service, or one year if such termination is due to death or disability.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

All of the Compensation Committee members whose names appear on the Compensation Committee Report below, were committee members during all of fiscal year 2006. No current member of the Compensation Committee is a current or former officer or employee of ours or had any relationships or related persons transactions. None of our executive officers served as a director or a member of a Compensation Committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2006.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC.

The Compensation Committee
Jennifer J. Walt, Chairwoman
Patrick Peng-Koon Ang
Henry P. Huff

Comparison of 5 Year Cumulative Total Return*

Among Sunrise Telecom, Incorporated, The NASDAQ Composite Index

And The S&P Information Technology Index

*	$100 invested on 12/13/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06
Sunrise Telecom, Incorporated	100.00	44.14	88.94	73.09	44.48	57.56
NASDAQ Composite Index	100.00	69.15	102.97	113.44	115.86	129.22
S&P Information Technology Index	100.00	62.59	92.14	94.50	95.44	103.47

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of February 29, 2008 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and named executive officers as a group.

The number and percentage of shares beneficially owned are based on 51,349,058 shares of common stock outstanding as of February 29, 2008. Beneficial ownership is determined under the rules and regulations of the SEC. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of February 29, 2008 are deemed to be outstanding and beneficially owned by the person holding the options for the purposes of computing the number of shares beneficially owned and the percentage ownership of that person, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person. The persons listed in this table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, except as indicated in the footnotes to this table, and subject to applicable community property laws. The address of each person listed in this table is c/o Sunrise Telecom Incorporated, 302 Enzo Drive, San Jose, California 95138, unless separately identified below.

Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned
	Number of Shares Beneficially Owned		Percent of Class
Paul A. Marshall	11,843,551	(1)	23.1%
Robert C. Pfeiffer	6,350,112	(2)	12.4%
Tracy Tsuey Hwa Chang 5388 King Estates Court San Jose, CA 95135	5,000,000	(3)	9.7%
Paul Ker-Chin Chang 45539 Antelope Drive Fremont, CA 94539	4,929,728	(3)	9.6%
Aaron Braun WC Capital Management, LLC 300 Drakes Landing Blvd., STE 230 Greenbrae, CA 94904	3,422,700	(4)	6.7%
Winston D. Chang 2008 Irrevocable Trust 5437 Diversey Drive Rancho Palos Verdes, CA 90275	2,602,272	(3)	5.1%
Jennifer J. Walt	463,789	(5)	*
Richard D. Kent	79,166	(6)	*
Robert G. Heintz	120,416	(7)	*
Patrick Peng-Koon Ang	43,539	(8)	*
Henry P. Huff	71,539	(9)	*
Kirk O. Williams	29,133	(10)	*
All directors and executive officers as a group (8 persons)	19,001,245	(11)	37.0%

*	Less than one percent of the outstanding shares of common stock.

(1)	Includes 10,023,260 shares held by the Marshall Family Revocable Trust and 263,791 shares issuable upon exercise of outstanding options.

(2)	Includes 41,872 shares issuable upon exercise of outstanding options.

(3)	Based upon certificates dated February 26, 2008 delivered by the Company to Mr. Paul Ker-Chin Chang in connection with the division of his interest in the Company.

(4)	Based upon a Schedule 13G filed with the Securities and Exchange Commission by WC Capital Management, LLC on February 29, 2008.

(5)	Includes 43,539 shares issuable upon exercise of outstanding options.

(6)	Represents 79,166 shares issuable upon exercise of outstanding options.

(7)	Represents 120,416 shares issuable upon exercise of outstanding options.

(8)	Represents 43,539 shares issuable upon exercise of outstanding options.

(9)	Includes 43,539 shares issuable upon exercise of outstanding options.

(10)	Represents 29,133 shares issuable upon exercise of outstanding options.

(11)	Includes 630,595 shares issuable upon exercise of outstanding options.

Equity Compensation Plan Information—Fiscal 2006

The following table provides information, as of December 31, 2006, regarding Sunrise Telecom’s equity compensation plans under which Sunrise Telecom common stock may be issued.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1) (4)	3,843,980	(2)	$3.51	7,764,052	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	3,843,980		$3.51	7,764,052

(1)	Our equity compensation plans approved by stockholders are Sunrise Telecom’s 2000 Stock Plan and 2000 Employee Stock Purchase Plan. Our stockholders approved both equity compensation plans in April 2000, and unless terminated sooner pursuant to their terms, these plans terminate automatically ten years after their effective dates in July 2010. Both equity compensation plans also contain automatic adjustment provisions that authorize the Board of Directors to approve reserve increases based on the number of shares of our common stock outstanding on the last day of the prior fiscal year. The Board of Directors may also approve share reserve increases for any lower number of shares it deems appropriate.

(2)	Represents shares of common stock issuable upon exercise of outstanding options under the 2000 Stock Plan.

(3)	Amount includes 7,061,165 shares of common stock available for future issuance under the 2000 Stock Plan and 702,887 shares of common stock available for future issuance under the 2000 Employee Stock Purchase Plan.

(4)	Excludes an option grant to purchase 80,000 shares to be awarded to Mr. Beenen at the next meeting of the Compensation Committee of the Board of Directors following the date the Company becomes current in its SEC periodic reporting requirements, pursuant to the terms of his employment offer letter.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Under our Code of Business Conduct and Ethics, our employees, executive officers and members of our Board of Directors are prohibited from entering into any business, financial, or other relationship with our existing or potential customers, competitors, partners or vendors that might impair, or appear to impair, the exercise of his or her judgment or ethics with regards to Sunrise. Such relationships include situations involving Sunrise entering into a business transaction with an executive officer or director, a family member of an executive officer or director, or a business in which such a person has any significant role. Our employees, executive officers and directors are obligated under the Code of Business Conduct and Ethics to disclose any existing or proposed transaction or relationship that reasonably could be expected to give rise to a conflict of interest to our Ethics Review Board, which consists of our Chief Executive Officer, Chief Financial Officer and our Chief Legal and Compliance Officer. The Ethics Review Board would review, approve, ratify or, at its discretion, take other action with respect to the transaction. Any related persons transaction would be required to be disclosed in accordance with SEC rules. If the related person at issue is a member of the Ethics Review Board, or an immediate family member of a member of the Ethics Review Board, then that member would not participate in the discussions.

In reviewing a proposed related person transaction, the Ethics Review Board considers all the relevant facts and circumstances of the transaction available to the Ethics Review Board on a case-by-case basis, including (i) the nature and terms of the transaction, (ii) the relationship with the related person, (iii) whether the terms of the transaction are fair to the Company and on terms at least as favorable as would apply if the other party was not a related person, (iv) whether there are demonstrable business reasons for the Company to enter into the related party transaction, (v) whether the related party transaction would impair the independence of a director, and (vi) whether the related party transaction would present an improper conflict of interest for any director, executive officer or employee of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or employee, the direct or indirect nature of the interest of the director, executive officer or employee in the transaction, the ongoing nature of any proposed relationship, and any other factors the Ethics Review Board deems appropriate.

DIRECTOR INDEPENDENCE

Three of our four non-employee directors are “independent” under current rules of the NASDAQ Stock Market. Mr. Pfeiffer does not qualify as an independent director due his service as the Company’s interim Vice President of Engineering from April through November 2006.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

The Audit Committee operated pursuant to a charter approved by the Board of Directors. The Audit Committee has implemented procedures to ensure that during the course of each fiscal year it devotes the attention that it deems necessary or appropriate to each of the matters assigned to it under the Audit Committee’s charter. The Audit Committee also has reviewed and reassessed the adequacy of its charter during the course of 2006.

Management is responsible for the preparation, presentation and integrity of Sunrise Telecom’s financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Sunrise Telecom’s independent auditors are responsible for performing an independent audit of the consolidated financial statements in accordance with auditing standards generally accepted in the United States.

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

Based on the review referred to in the preceding paragraph, and subject to the limitations on the role and responsibilities of the Audit Committee referred to in its charter, the Audit Committee recommended to the Board of Directors (and the Board approved) the inclusion of Sunrise Telecom’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the Securities and Exchange Commission. The Audit Committee has selected KPMG LLP as independent auditors for the year ended December 31, 2007.

Audit Committee

Henry P. Huff, Chairman
Patrick Peng-Koon Ang
Jennifer J. Walt

INDEPENDENT AUDITORS

Fees Paid to Independent Auditors

KPMG LLP served as our independent registered public accounting firm for the years ended December 31, 2006 and 2005. The following table sets forth the fees paid to KPMG LLP for the years ended December 31, 2006 and 2005.

Audit and Non-Audit Fees

	2006	2005
Audit Fees (1)	$1,449,000	$575,000
Audit-Related Fees (2)	6,000	6,500
Tax Fees (3)	6,294	34,390
Investigation/Restatement Fees (4)	—	1,987,798

Total Fees	$1,461,294	$2,603,688

(1)	Audit Fees relate to professional services rendered in connection with the audit of our annual financial statements included in our From 10-K, quarterly review of financial statements included in our Forms 10-Qs and audit services provided in connection with other statutory and regulatory filings.

(2)	Audit-Related Fees include professional services related to the audit of our financial statements, accounting and reporting consultation on proposed transactions and due diligence assistance.

(3)	Tax Fees relate to professional services rendered in connection with US and international tax compliance and preparation for our tax audits. We do not engage KPMG LLP to perform personal tax services for our executive officers.

(4)	Investigation/Restatement Fees relate to professional services rendered in connection with the special Audit Committee investigation, the stock option review, and the restatement of our consolidated financial statements, which were incurred and paid to KPMG LLP primarily during 2006 and 2007.

Our Audit Committee preapproved all services described above. Our Audit Committee determined that KPMG LLP’s provision of Audit-Related Fees and Tax Fees, which may have been non-audit in nature, was compatible with and did not impair KPMG LLP’s independence during 2006.

The services performed by KPMG LLP in 2005 and 2006 were preapproved by our Audit Committee in accordance with the requirements of the Audit Committee Charter. Preapproval is generally provided at regularly scheduled meetings of the Audit Committee.

Part IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Our Consolidated Financial Statements are included in Part II, Item 8:

Report on Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2)	Supplementary Consolidated Financial Statement Schedule as of and for the years ended December 31, 2006, 2005, and 2004:

None.

All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

(a) Exhibit Index.

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-K	March 16, 2001	3.1

3.2	Amended and Restated Bylaws.	10-K	November 2, 2007	3.2

4.1	Specimen Stock Certificate.	S-1/A	April 13, 2000	4.1

10.1	Purchase and Sale Agreement and Escrow Instructions dated November 5, 1999 between Sunrise and Enzo Drive, LLC.	S-1	March 9, 2000	10.2

10.2	Form of Indemnification Agreement between Sunrise and each of its Officers and Directors. †	S-1	March 9, 2000	10.6

10.3	2000 Stock Option Plan. †	S-1/A	April 13, 2000	10.7

10.4	2000 Employee Stock Purchase Plan. †	S-1/A	April 13, 2000	10.8

10.5	Form of Nonstatutory Stock Option Agreement. †	S-8	August 8, 2000	99.3

10.6	Form of Incentive Stock Option Agreement. †	S-8	August 8, 2000	99.4

10.7	Amended and Restated Employment Terms signed by the Company and Richard Kent dated February 9, 2005. †	8-K	February 8, 2005	10.01

10.8	Employment Offer Letter Supplement signed by the Company and Richard Kent dated February 4, 2005. †	8-K	February 8, 2005	10.02

10.9	Employment Offer Letter signed by the Company and Richard Kent dated January 27, 2005. †	8-K	February 8, 2005	10.03

10.10	Form of Nonstatutory Stock Option Agreement Addendum between the Company and Richard Kent dated February 8, 2005. †	8-K	February 8, 2005	10.04

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith
10.11	Confidential Settlement Agreement made and entered into as of August 30, 2005 by and among Sunrise Telecom Incorporated, Acterna LLC and JDS Uniphase Corp. †	10-Q	November 2, 2007	10.01

10.12	Employment Agreement between Sunrise Telecom Incorporated and Paul Ker-Chin Chang, dated February 7, 2006. †	8-K	February 8, 2006	10.01

10.13	Description of Director Compensation Arrangements, adopted February 7, 2006. †	8-K	February 8, 2006	10.02

10.14	Separation Agreement between Sunrise Telecom Incorporated and Paul Ker-Chin Chang, dated March 14, 2006. †	8-K	March 20, 2006	10.01

10.15	Employment Offer Letter, between Sunrise Telecom Incorporated and Robert Chris Pfeiffer, dated April 05, 2006. †	8-K	April 7, 2006	10.01

10.16	Memorandum dated April 27, 2006 from Paul Marshall, Chief Executive Officer and President of Sunrise Telecom Incorporated announcing the retention incentive bonus program. †	8-K	May 3, 2006	10.01

10.17	Termination Agreement between Sunrise Telecom Incorporated and Daniel Babeux entered into on May 2, 2006.	8-K	May 5, 2006	10.01

10.18	Termination Agreement letter executed by Sunrise Telecom Incorporated and Daniel Babeux entered into on May 2, 2006. †	8-K	May 5, 2006	10.02

10.19	Release and Transaction between Sunrise Telecom Incorporated and Daniel Babeux dated entered into on May 2, 2006. †	8-K	May 5, 2006	10.03

10.20	Change of Control Severance Plan, effective June 21, 2006. †	8-K	June 26, 2006	10.01

10.21	Employment Offer Letter between the Company and Gerhard Beenen. †	8-K	November 3, 2006	99.1

10.22	Management By Objective Plan. †	10-K	November 2, 2007	10.22

10.23	Loan and Security Agreement dated as of August 13, 2007 among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc.	8-K	August 13, 2007	10.01

10.24	Incentive Stock Option Agreement between the Company and Robert Heintz dated July 21, 2004 †	10-K	November 2, 2007	10.24

10.25	Addendum to 2000 Stock Plan Incentive Stock Option Agreement between the Company and Robert G. Heintz. †	10-K	November 2, 2007	10.25

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†Indicates	management contract or compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Jose, State of California on April 10, 2008.

SUNRISE TELECOM INCORPORATED

By:	/s/ PAUL A. MARSHALL
PAUL A. MARSHALL
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PAUL A. MARSHALL Paul A. Marshall	President and Chief Executive Officer (Principal Executive Officer), Director	April 10, 2008

/s/ RICHARD D. KENT Richard D. Kent	Chief Financial Officer (Principal Financial Officer)	April 10, 2008

/s/ LAWRENCE A. STRITCH Lawrence A. Stritch	Corporate Controller (Principal Accounting Officer)	April 10, 2008

/s/ ROBERT C. PFEIFFER Robert C. Pfeiffer	Director	April 10, 2008

/s/ PATRICK PENG-KOON ANG Patrick Peng-Koon Ang	Director	April 10, 2008

/s/ HENRY P. HUFF Henry P. Huff	Director	April 10, 2008

/s/ JENNIFER J. WALT Jennifer J. Walt	Director	April 10, 2008

Exhibit Index

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-K	March 16, 2001	3.1

3.2	Amended and Restated Bylaws.	10-K	November 2, 2007	3.2

4.1	Specimen Stock Certificate.	S-1/A	April 13, 2000	4.1

10.1	Purchase and Sale Agreement and Escrow Instructions dated November 5, 1999 between Sunrise and Enzo Drive, LLC.	S-1	March 9, 2000	10.2

10.2	Form of Indemnification Agreement between Sunrise and each of its Officers and Directors. †	S-1	March 9, 2000	10.6

10.3	2000 Stock Option Plan. †	S-1/A	April 13, 2000	10.7

10.4	2000 Employee Stock Purchase Plan. †	S-1/A	April 13, 2000	10.8

10.5	Form of Nonstatutory Stock Option Agreement. †	S-8	August 8, 2000	99.3

10.6	Form of Incentive Stock Option Agreement. †	S-8	August 8, 2000	99.4

10.7	Amended and Restated Employment Terms signed by the Company and Richard Kent dated February 9, 2005. †	8-K	February 8, 2005	10.01

10.8	Employment Offer Letter Supplement signed by the Company and Richard Kent dated February 4, 2005. †	8-K	February 8, 2005	10.02

10.9	Employment Offer Letter signed by the Company and Richard Kent dated January 27, 2005. †	8-K	February 8, 2005	10.03

10.10	Form of Nonstatutory Stock Option Agreement Addendum between the Company and Richard Kent dated February 8, 2005. †	8-K	February 8, 2005	10.04

10.11	Confidential Settlement Agreement made and entered into as of August 30, 2005 by and among Sunrise Telecom Incorporated, Acterna LLC and JDS Uniphase Corp. †	10-Q	November 2, 2007	10.01

10.12	Employment Agreement between Sunrise Telecom Incorporated and Paul Ker-Chin Chang, dated February 7, 2006. †	8-K	February 8, 2006	10.01

10.13	Description of Director Compensation Arrangements, adopted February 7, 2006. †	8-K	February 8, 2006	10.02

10.14	Separation Agreement between Sunrise Telecom Incorporated and Paul Ker-Chin Chang, dated March 14, 2006. †	8-K	March 20, 2006	10.01

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith
10.15	Employment Offer Letter, between Sunrise Telecom Incorporated and Robert Chris Pfeiffer, dated April 05, 2006. †	8-K	April 7, 2006	10.01

10.16	Memorandum dated April 27, 2006 from Paul Marshall, Chief Executive Officer and President of Sunrise Telecom Incorporated announcing the retention incentive bonus program. †	8-K	May 3, 2006	10.01

10.17	Termination Agreement between Sunrise Telecom Incorporated and Daniel Babeux entered into on May 2, 2006.	8-K	May 5, 2006	10.01

10.18	Termination Agreement letter executed by Sunrise Telecom Incorporated and Daniel Babeux entered into on May 2, 2006. †	8-K	May 5, 2006	10.02

10.19	Release and Transaction between Sunrise Telecom Incorporated and Daniel Babeux dated entered into on May 2, 2006. †	8-K	May 5, 2006	10.03

10.20	Change of Control Severance Plan, effective June 21, 2006. †	8-K	June 26, 2006	10.01

10.21	Employment Offer Letter between the Company and Gerhard Beenen. †	8-K	November 3, 2006	99.1

10.22	Management By Objective Plan. †	10-K	November 2, 2007	10.22

10.23	Loan and Security Agreement dated as of August 13, 2007 among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc.	8-K	August 13, 2007	10.01

10.24	Incentive Stock Option Agreement between the Company and Robert Heintz dated July 21, 2004. †	10-K	November 2, 2007	10.24

10.25	Addendum to 2000 Stock Plan Incentive Stock Option Agreement between the Company and Robert G. Heintz. †	10-K	November 2, 2007	10.25

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement.