Form 10-Q
period 2007-03-31
SUNRISE TELECOM INC
filed 2008-09-10
CIK 907152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

Yes   ☐    No  ☒

As of August 31, 2008, there were 51,349,058 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

“3GMaster,” “FTT,” “HTT,” “RealWORX,” “Sunrise Telecom,” “SunSet,” “SunLite,” “STT,” “Sunset MTT,” and “NeTracker,” are trademarks of Sunrise Telecom Incorporated. This Quarterly Report on Form 10-Q also includes references to registered service marks and trademarks of other entities.

2 of 48

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements concerning projected net revenue, costs and expenses and gross margin; accounting estimates; assumptions and judgments; the effects of our pending litigation; the effects of our restructuring plans; the demand for our products; the effect that seasonality and volume will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale our operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of, and anticipated growth in, our markets; manufacturing, assembly and test capacity; our potential needs for additional capital; and inventory and accounts receivable levels. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, and certain assumptions we have made, all of which may be subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of many factors, including those listed under the section “Risk Factors” contained in Part II, Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

3 of 48

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data, unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,783	$17,450
Short-term investments	4,511	4,565
Accounts receivable, net of allowance of $362 and $281, respectively	16,625	22,079
Inventories	19,115	17,639
Prepaid expenses and other assets	1,573	1,674
Deferred tax assets	419	417

Total current assets	60,026	63,824
Property and equipment, net	28,178	28,064
Restricted cash	300	300
Marketable securities	601	861
Goodwill	12,610	12,608
Intangible assets, net	1,008	1,084
Other assets	826	917

Total assets	$103,549	$107,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$175	$181
Accounts payable	3,382	2,453
Other accrued liabilities	14,030	14,518
Income taxes payable	1,993	3,562
Deferred revenue	2,891	2,416

Total current liabilities	22,471	23,130
Notes payable, less current portion	459	528
Income taxes payable	1,375	—
Deferred revenue, less current portion	60	25
Deferred tax liabilities	1,401	1,239

Total liabilities	25,766	24,922

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,349,058 shares outstanding as of March 31, 2007 and December 31, 2006, respectively	51	51
Additional paid-in capital	77,523	77,426
Retained earnings (deficit)	(1,105)	3,764
Accumulated other comprehensive income	1,314	1,495

Total stockholders’ equity	77,783	82,736

Total liabilities and stockholders’ equity	$103,549	$107,658

See accompanying notes to condensed consolidated financial statements.

4 of 48

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$20,140	$16,389
Cost of sales	6,698	6,062

Gross profit	13,442	10,327

Operating expenses:
Research and development	6,281	5,269
Selling and marketing	7,174	6,103
General and administrative	5,099	4,069

Total operating expenses	18,554	15,441

Loss from operations	(5,112)	(5,114)
Other income, net	510	351

Loss before income taxes	(4,602)	(4,763)
Income tax expense	267	419

Net loss	$(4,869)	$(5,182)

Loss per share:
Basic and diluted	$(0.09)	$(0.10)

Shares used in per share computation:
Basic and diluted	51,349	51,349

See accompanying notes to condensed consolidated financial statements.

5 of 48

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Cash received from customers	$26,022	$22,376
Cash paid to suppliers and employees	(24,853)	(22,687)
Income taxes (paid) refunded	(297)	19
Interest and other receipts, net	825	354

Net cash provided by operating activities	1,697	62

Cash flows from investing activities:
Proceeds from sales of short-term investments	—	508
Proceeds from sales of marketable securities	292	4
Capital expenditures	(1,467)	(1,162)
Acquisition of intangible assets	(69)	—

Net cash used in investing activities	(1,244)	(650)

Cash flows from financing activities:
Increase in restricted cash	—	(283)
Payments on notes payable	(80)	(122)

Net cash used in financing activities	(80)	(405)

Effect of exchange rate changes on cash and cash equivalents	(40)	22

Net increase (decrease) in cash and cash equivalents	333	(971)
Cash and cash equivalents at the beginning of the period	17,450	18,324

Cash and cash equivalents at the end of the period	$17,783	$17,353

Supplemental Disclosures
Cash paid for interest	$12	$9

See accompanying notes to condensed consolidated financial statements.

6 of 48

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Business and Certain Significant Accounting Policies

(a)	Business

Sunrise Telecom Incorporated (the “Company”) develops, manufactures, and markets service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, and Internet networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. Due to its international operations, the Company has wholly-owned subsidiaries located outside of the United States in Canada, Italy, Taiwan, Switzerland, South Korea, Japan, China, Germany, France, Spain, and Mexico.

(b)	Basis of Presentation

The unaudited condensed consolidated financial statements and notes to the condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, which are only normal recurring adjustments, necessary for their fair presentation. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on April 10, 2008.

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or for the full year.

(c)	Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. Potential common equivalent shares from weighted average outstanding stock options of 3,413,884 and 4,694,650 for the three months ended March 31, 2007 and 2006, respectively, were excluded from the calculation of diluted net income (loss) per share presented in the condensed consolidated statements of operations because their effect would have been anti-dilutive.

(d)	Share-Based Compensation

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for all eligible employees, which was suspended in May 2006. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

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

7 of 48

(e)	Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must reach before financial statement recognition. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted the provisions of FIN 48. The effect of the adoption of FIN 48 on our condensed consolidated financial statements at March 31, 2007 is summarized in “Note 11 – Income Taxes.”

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be the Company’s fiscal year 2008. The Company does not expect that the adoption of SFAS 159 will have a significant impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt SFAS 141R in its fiscal year 2009 commencing January 1, 2009.

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

Mr. Chang is the owner of Telecom Research Center (“TRC”). During the three months ended March 31, 2006, the Company purchased equipment from TRC used in its manufacturing process totaling $13,000. The Company made no purchases of equipment from TRC used in its manufacturing process in fiscal year 2007. The Company had no accounts payable to TRC at March 31, 2007 and December 31, 2006. The terms of the Company’s transactions with TRC are similar to those with unrelated parties. The Company’s business relationship with TRC was reviewed and approved by the Company’s Board of Directors and Audit Committee.

8 of 48

(3)	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$8,657	$11,323
Work in process	4,840	2,732
Finished goods	5,618	3,584

	$19,115	$17,639

(4)	Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the equity of the Company that are excluded from net loss. The components of the Company’s comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(4,869)	$(5,182)
Change in unrealized gain on available-for-sale investments, net of related tax effects	(159)	181
Change in foreign currency translation adjustments, net of tax	(22)	36

Total comprehensive loss	$(5,050)	$(4,965)

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

Short-term investments as of March 31, 2007 and December 31, 2006 consisted primarily of market auction rate notes that reset every seven to ninety days, but have an underlying maturity that extends beyond ninety days. The fair value of short-term investments approximates cost as of March 31, 2007 and December 31, 2006.

Non-current marketable securities at March 31, 2007 and December 31, 2006, consisted of common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation. The Company has classified this investment as an available-for-sale security, which is stated at fair value with the unrealized gain presented as a separate component of other comprehensive loss. The market for these securities has been limited and the Company believes it may be difficult to sell a substantial number of shares in any given period, for this reason it is not classified as a current asset.

At March 31, 2007, the Company held 1,383,000 shares of Top Union stock. The Company sold 500,000 shares of Top Union stock for gross proceeds of approximately $237,000, realizing gains of $136,000 during the three months ended March 31, 2007. The Company sold 9,000 shares of Top Union stock for gross proceeds of approximately $4,000, realizing gains of $2,000 during the three months ended March 31, 2006.

At March 31, 2007, the fair value of the Top Union shares was $601,000 and the decline in the unrealized gain during the three months ended March 31, 2007 was $159,000. At March 31, 2007, the cumulative unrealized gain on this investment was $248,000.

9 of 48

(6)	Goodwill and Other Intangible Assets

Acquired intangible assets consisted of the following (in thousands):

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,878	$(6,816)	$62
Non-compete (four years)	230	(213)	17
Licenses (five years)	637	(568)	69
Patents and trademarks (two to seventeen years)	999	(139)	860

	$8,744	$(7,736)	$1,008

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,878	$(6,697)	$181
Non-compete (four years)	230	(204)	26
Licenses (five years)	637	(554)	83
Patents and trademarks (two to seventeen years)	925	(131)	794

	$8,670	$(7,586)	$1,084

The Company amortizes intangible assets on a straight-line basis over their estimated useful lives of up to seventeen years. Aggregate amortization expense for the three months ended March 31, 2007 and 2006 was $161,000 and $145,000, respectively. Amortization expense is classified as a general and administrative expense on the Company’s condensed consolidated statements of operations.

Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Year ending December 31,	Amount
2007 (remaining 9 months)	$133
2008	100
2009	40
2010	40
2011	40
Thereafter	655

$1,008

The change in the carrying amount of goodwill during the three months ending March 31, 2007 was as follows (in thousands):

Balance as of December 31, 2006	$12,608
Effect of foreign currency translation	2

Balance as of March 31, 2007	$12,610

The Company performs its annual impairment test of goodwill, as required by SFAS No. 142, Goodwill and Other Intangible Assets, as of November 30 of each fiscal year, unless a triggering event occurs before that date.

10 of 48

(7)	Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Insurance deposits	$426	$494
Rental deposits	321	324
Other deposits	79	99

	$826	$917

(8)	Product Warranties Liability

Changes in the Company’s liability for product warranties, which is included in other accrued liabilities in the condensed consolidated balance sheets, during the three month ended March 31, 2007 and 2006 were as follows (in thousands):

	Balance at Beginning of Period	Warranty Expense	Warranty Costs	Balance at End of Period
Three months ended March 31, 2007	$1,656	$212	$(309)	$1,559
Three months ended March 31, 2006	$834	$149	$(138)	$845

(9)	Short-term Borrowings and Notes Payable

As a result of various acquisitions completed prior to 2004, the Company assumed three non-interest bearing notes payable outstanding. The aggregate outstanding balance on these notes at March 31, 2007 was $28,000. In addition, the Company has a loan from the Italian government, which bears interest at 2% per year. As of March 31, 2007, the outstanding balance on this loan was $606,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003.

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Year ending December 31,	Amount
2007 (remaining 9 months)	$88
2008	158
2009	155
2010	155
2011	78

$634

(10)	Share-Based Compensation

The purpose of the Company’s various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling such persons to acquire or increase their proprietary interest in the Company’s common stock in order to strengthen the mutuality of interests between such persons and its stockholders and to provide such persons with annual and long-term performance incentives to focus their best efforts in the creation of stockholder value. Consequently, share-based compensatory awards issued subsequent to the initial award to the Company’s employees are determined primarily on the basis of individual performance. The Company’s share-based compensation plans with outstanding awards consist of its 1993 Stock Option Plan, its 2000 Stock Plan, and its 2000 Employee Stock Purchase Plan.

The Company utilizes the Black-Scholes option pricing model to estimate the grant date fair value of certain employee share-based compensatory awards, which requires the input of subjective assumptions, including expected volatility and expected life. Historical volatilities were used in estimating the fair value of the Company’s share-based awards, while the expected life of options was estimated based on historical trends since the Company’s initial public offering. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of the Company’s share-based compensation expense. Further, as required under SFAS 123R, the Company now estimates forfeitures for share-based awards that are not expected to vest. The Company charges the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for its stock option grants and up to two years for its employee stock purchase plan. While the Company’s estimate of fair value and the associated charge to earnings materially affects its results of operations, it has no impact on its cash position.

11 of 48

In accordance with SFAS 123R, the Company recognizes tax benefits upon expensing nonqualified stock options and awards, but the Company cannot recognize tax benefits concurrent with the recognition of share-based compensation expense associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after the adoption of SFAS 123R, the Company recognizes tax benefits only in the period when disqualifying dispositions of the underlying stock occur, which may be up to several years after vesting and in a period when the stock price increases. For qualified stock options that vested prior to the adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital to the extent the Company is able to reduce taxes payable.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Under SFAS 123R, tax benefits associated with excess tax deductions normally creditable to additional paid-in capital are not recognized until the deduction reduces taxes payable. Accordingly, no tax benefit related to excess tax deductions from qualified stock options was recognized during the three months ended March 31, 2007.

Share-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 under SFAS 123R was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of sales	$6	$17
Research and development	31	107
Selling and marketing	41	100
General and administrative	19	46

Total	$97	$270

The Company has historically issued new shares upon the exercise of stock options or employee stock purchase plan purchases.

Stock Options

In April 2000, the Company’s Board of Directors approved the adoption of the 2000 Stock Plan (the “Stock Plan”). The Stock Plan became effective upon the Company’s initial public offering in July 2000. The total number of shares reserved for issuance under the Stock Plan equaled 7,750,000 shares of common stock, plus 5,250,000 shares of common stock that remained reserved for issuance under the 1993 stock option plan as of the date the Stock Plan became effective, for a total of 13,000,000 shares. All outstanding options under the 1993 stock option plan are administered under the 2000 Stock Plan but will continue to be governed by their existing terms. As of March 31, 2007, the Company had granted options to purchase 9,846,346 shares of its common stock to its employees, directors, and consultants and 4,042,513 options were canceled and returned to the Stock Plan, leaving 7,196,167 shares available for future grants.

Options may be granted as incentive stock options or nonstatutory stock options at the fair market value of such shares on the date of grant as determined by the Board of Directors. Options granted subsequent to 1996 vest over a four-year period, and expire 10 years from the date of grant, or sooner, upon termination of employment or if the stock plan is terminated by the Board of Directors. Approximately 63,000 shares associated with options granted in prior periods vested in the three months ended March 31, 2007.

12 of 48

The options granted under the 1993 stock option plan include a provision whereby the option holder may elect at any time to exercise the option prior to its vesting. Unvested shares so purchased are subject to a repurchase right by the Company at the original purchase price. Such right lapses at a rate equivalent to the vesting period of the original option. As of March 31, 2007, there were no shares issued and subject to repurchase.

The following table summarizes stock option activity for the three months ended March 31, 2007.

	Options Available for Grant	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Balance at December 31, 2006	7,061,165	3,843,980	$3.51
Granted	—	—	$—
Exercised	—	—	$—
Forfeited	135,002	(135,002)	$2.97

Balance at March 31, 2007	7,196,167	3,708,978	$3.53	4.75	$1,752

Exercisable		3,337,884	$3.58	4.43	$1,700

Exercisable and expected to vest		3,660,365	$3.53	4.69	$1,745

The aggregate intrinsic value is based on the closing price of the Company’s common stock on March 30, 2007 of $2.99. Outstanding in the money options represented 1,628,097 shares, of which 1,515,789 were exercisable as of March 31, 2007.

The Company has not granted stock options or other share-based awards since August 2005 and options holders have not been permitted to exercise options since December 2005 due to the Company not being current in its SEC filings. Thus, there were no stock options exercised during the three months ended March 31, 2007 and 2006. As of August 31, 2008, management has committed to present to the Compensation Committee of the Board of Directors proposed new-hire grants totaling 326,500 shares at an exercise price to be determined at the date of grant upon the Company becoming current in its filings with the SEC. These anticipated option grants are not included in the above table.

Unrecognized compensation expense as of March 31, 2007 was $0.5 million and will be recognized ratably over the expected remaining term of approximately 1.6 years.

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

In February 2006, the Company’s Board of Directors approved a 300,000 share reserve increase for the Purchase Plan pursuant to the automatic adjustment provisions of the Purchase Plan. As of March 31, 2007, 2,350,000 shares of common stock had been reserved for issuance under the Purchase Plan with 1,647,113 shares issued, leaving 702,887 shares remaining for future issuance. During the three months ended March 31, 2007 and 2006, no shares were issued under the Purchase Plan.

No purchases have been permitted subsequent to November 10, 2005 due to restrictions on the Company’s ability to issue stock as a result of not being current in its SEC filings. Thus, there were no purchases under the Purchase Plan and employee contributions were terminated during the quarter ended June 30, 2006. The termination of future contributions and extension of the purchase date were treated as modifications to the two year offering period which began May 10, 2005. The fair value associated with these modifications was calculated using the Black-Scholes option pricing model.

13 of 48

(11)	Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. In connection with the Company’s adoption of FIN 48, there was no cumulative effect adjustment necessary to the December 31, 2006 balance of retained earnings. Upon adoption, the income tax liabilities associated with uncertain tax positions at January 1, 2007 was $1,224,000, which would affect the tax rate upon realization. As of January 1, 2007, the Company reclassified this amount from current to noncurrent because payment of cash is not anticipated within one year of the balance sheet date. The noncurrent income tax liability is recorded in income taxes payable in the Company’s condensed consolidated balance sheet. The Company may have unrecognized tax benefits included in its deferred tax assets that have not yet been recognized due to the full valuation allowance recorded for these assets as of March 31, 2007 and December 31, 2006.

During the three months ended March 31, 2007, the Company increased the income tax liabilities for the unrecognized tax benefits, not including interest and penalties, from $1,224,000 at adoption to $1,258,000. The Company records interest and penalties related to unrecognized tax benefits in income tax expense and income taxes payable. At January 1, 2007, the Company had approximately $101,000 accrued for estimated interest. No estimated penalties have been accrued. The Company accrued an additional $16,000 of interest in the three months ended March 31, 2007. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

The Company files U.S. federal, U.S. state and foreign income tax returns. The Company’s major tax jurisdictions are the U.S., California, Canada, Italy, and Taiwan. The Company’s fiscal years 2003 through 2007 remain subject to examination by the IRS for U.S. federal tax purposes; fiscal years 2002 through 2007 remain subject to examination by the California Franchise Tax Board; fiscal years 2002 through 2007 remain subject to examination for Canada tax purposes; fiscal years 2002 through 2007 remain subject to examination for Italy tax purposes; and fiscal years 2005 through 2007 remain subject to examination for Taiwan tax purposes. The Company is currently not under audit in any jurisdiction.

The Company determines the need for a valuation allowance on deferred tax assets in accordance with the provisions of SFAS 109, which requires that the Company weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for the future tax consequences attributable to operating losses and tax credit carry-forwards. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. The Company evaluated all significant available positive and negative evidence, including the existence of cumulative net losses in recent periods, benefits that could be realized from available tax strategies, and forecasts of future taxable income, in determining the need for a valuation allowance on its deferred tax assets. Cumulative net losses in recent periods represented sufficient negative evidence that was difficult for positive evidence to overcome the evaluation guidance of SFAS 109. Accordingly, the Company intends to maintain a valuation allowance against all of the Company’s net deferred tax assets in the United States and certain of the foreign jurisdictions until sufficient positive evidence, such as the resumption of a consistent earnings pattern, exists to support its reversal in accordance with SFAS 109. The Company has recorded deferred tax assets in certain foreign locations based on a history of profitability in those foreign locations.

14 of 48

(12)	Segment Information

Net sales information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
United States	$8,468	$7,817
Canada	165	625
Asia/Pacific	4,155	3,981
Europe/Africa/Middle East	6,631	3,136
Latin America	721	830

	$20,140	$16,389

Long-lived assets, which consist of property and equipment, were located in the following geographic regions (in thousands):

	March 31, 2007	December 31, 2006
United States	$22,231	$22,451
Canada	1,442	1,523
Taiwan and other Asia/Pacific	2,547	2,659
Europe/Africa/Middle East	1,404	1,431

	$27,624	$28,064

Net sales information by product category is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Wireline access	$5,865	$6,180
Cable broadband	6,086	5,790
Fiber optics	6,906	3,820
Signaling	1,283	599

	$20,140	$16,389

Verizon Communications, Inc. accounted for 16% of the Company’s net sales during the three months ended March 31, 2007. No single customer accounted for 10% or more of the Company’s net sales during the three months ended March 31, 2006.

(13)	401(k) Plan

In 1996, the Company adopted a 401(k) Plan (the “Plan”). Participation in the Plan is available to all full-time employees. Each participant may elect to contribute up to 15% of his or her annual salary, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the Plan, which vests over a six-year period beginning on the employee’s date of hire. The Plan does not provide participants with an election to use their contributions to purchase the Company’s stock. The Company made contributions to the Plan of $0.1 million during the three months ended March 31, 2007. The Company made no contributions to the Plan during the three months ended March 31, 2006.

15 of 48

(14)	Statements of Cash Flows

The Company presents its condensed consolidated statements of cash flows using the direct method. Following is a reconciliation of net loss to net cash used in operating activities (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(4,869)	$(5,182)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,208	1,273
Stock-based compensation expense	97	270
Provision for losses on accounts receivable	81	4
Loss on disposal of property and equipment	450	2
Gain on sale of marketable securities	(136)	(2)
Deferred income taxes	160	88
Changes in operating assets and liabilities:
Accounts receivable	5,373	5,249
Inventories	(1,502)	(1,657)
Prepaid expenses and other assets	191	(1,837)
Accounts payable and accrued liabilities	328	1,097
Income taxes payable	(194)	348
Deferred revenue	510	409

Total adjustments	6,566	5,244

Net cash provided by operating activities	$1,697	$62

(15)	Legal Proceedings and Contingencies

Cash Payments for Expired Employee Stock Options

Certain current and former employees have expired unexercised stock options, that, but for the Company’s inability to issue stock, may have realized gains from the exercise of those options. During the second quarter of 2008, the Company’s Board of Directors approved a plan to offer cash compensation to those affected current and former employees provided that they execute and return a limited release of potential claims. The proposed compensation being offered represents the difference between (i) the average closing price of the Company’s common stock during the applicable period (further defined below) and (ii) the exercise price of the option (assuming the option was “in-the-money”), multiplied by the number of shares that were vested under the option at the beginning of the applicable period. If an option expired 30 days after termination of employment, the applicable period is the 30 days following termination of employment. If an option expired 90 days after termination of employment, the applicable period is the 90 days following termination of employment. If an option expired during employment because of its ten year term, the applicable period is the 30 days prior to the expiration of the option. The Company estimates that the aggregate cost of resolving this matter with its option holders is approximately $0.3 million, which will be expensed in the second quarter of 2008.

Stockholder Litigation

On December 13, 2006, a stockholder derivative lawsuit was filed in the Superior Court of the State of California on behalf of Chris Stovall, a purported stockholder of the Company, against certain of the Company’s current and former officers, directors, and employees and naming the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty, waste, unjust enrichment and other statutory claims arising out of the Company’s stock option grant practices, which plaintiff claims included the “backdating” of stock option grants. The court has granted three times the Company’s motions to dismiss the claims based on the insufficiency of the complaint. The Company had disclosed an internal review of such practices in November 2006 and described the results of that review in its Annual Report on Form 10-K for 2005, filed on November 2, 2007.

On November 21, 2007, Stovall filed a second amended complaint alleging similar legal claims arising primarily out of the historic stock option grant practices as described in our 2005 Annual Report on Form 10-K. The second amended complaint seeks monetary damages from the individual defendants, restitution, disgorgement of profits, attorneys’ fees, and various corporate governance reforms.

In February 2008, the parties attempted to resolve the litigation through mediation, but were unsuccessful.

16 of 48

In May 2008, the court granted the Company’s motion to dismiss the plaintiff’s claims for a third time based on the insufficiency of the complaint, but left the plaintiff with the ability to futher amend the complaint.

In June 2008, Stovall filed a third amended complaint alleging similar legal claims arising primarily out of the historic stock option grant practices of the Company, including prior to the Company’s initial public offering.

In August 2008, the court denied the Company’s motion to dismiss the plaintiff’s claims against it and the individual defendants, but did not rule on the individual defendants’ motion to dismiss the plaintiff’s claims.

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of March 31, 2007, as a loss is not considered probable or estimable.

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

Other Legal Contingencies

In June 2008, one of our suppliers asserted that the Company may have under reported and under paid royalties after conducting a license compliance review. The Company has reviewed the relevant license agreements and disputes the supplier’s claims. Discussions between the parties to reach a mutually agreeable resolution are ongoing and the outcome of these discussions is uncertain. The various license agreements between the parties could be subject to different interpretation. No amount has been accrued for this contingency as a loss is not considered probable or estimable.

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

17 of 48

(16)	Subsequent Events

Revolving Credit Arrangement

On August 13, 2007, the Company entered into a $10 million secured revolving credit arrangement, as well as a letter of credit facility, with Silicon Valley Bank (“SVB”) to improve liquidity and working capital for the Company. The Company may borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at the bank’s prime rate (5.0% at August 31, 2008). This line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable. The line of credit and facility expires on August 13, 2008. As of December 28, 2007, the revolving credit arrangement was amended to reduce the Company’s tangible net worth requirement from $57 million to $50 million.

On August 12, 2008, the Company amended its secured revolving credit arrangement with SVB to extend the term of all indebtedness to August 12, 2009. The Company also reduced its required Quick Ratio Covenant to 0.80:1.00 (from 1:1) and its required minimum Tangible Net Worth Covenant to $44 million for the fiscal quarters ending September 30, 2008 and December 31, 2008 and to $40 million for the fiscal quarters ending March 31, 2009 and June 30, 2009 (from $50 million for all such periods). In addition, SVB also gave a limited waiver of existing default to the Company due to the Company’s Tangible Net Worth being less than $50 million as of the fiscal quarter ended June 30, 2008. As of August 31, 2008, $3.0 million is outstanding under this revolving credit arrangement.

Restructuring

On February 6, 2008, the Company announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a reduction in the Company’s worldwide workforce, across all functional areas, and a shut-down of certain international offices. The restructuring charge is estimated to be approximately $1.4 million and includes employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment that will be disposed and was recorded in the first quarter of fiscal 2008.

On May 1, 2008, the Company also announced plans to restructure its operations to more closely align them with its key strategic focus and more effectively target the residential triple play market, enhanced business services and the converging core network. The Company announced that it would consolidate its broadband, wireline and fiber optics operations. As a result of combining its business units and operations, the Company is likely to reduce or eliminate investment in some or all of them, reduce or eliminate product lines, reduce or eliminate its sales presence in certain geographic areas, reduce its market share and possibly reduce its revenues. As a part of a reduction in our workforce associated with its restructuring and streamlining efforts, the Company released from service its Chief Operating Officer, Gerhard Beenen, effective June 30, 2008. The restructuring charge associated with this activity is estimated to be approximately $0.3 million and includes primarily employee severance and benefits costs.

18 of 48

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below under Part II, Item 1A, “Risk Factors.” The following discussion should be read in conjunction with those risk factors, our consolidated financial statements and the notes thereto that are included elsewhere in this report.

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

This first factor is enabled by the second factor: the generation of cash flows from our operating activities. Ultimately, the ability to consistently generate substantial positive cash flows is the primary indicator of our business’s success and is imperative for our survival. See “Liquidity and Capital Resources.”

The third factor is profitability. In general, profitability indicates our success in generating present and future cash flows from our operating activities. Key components of our profitability are net sales, cost of sales, and operating expenses. See the discussion directly below and “Results of Operations.”

For the three months ended March 31, 2007, our net loss was $4.9 million compared to a net loss of $5.2 million for the three months ended March 31, 2006.

Our net sales for the three months ended March 31, 2007 increased $3.8 million, or 23%, from the net sales for the same period during 2006. Our backlog at March 31, 2007 increased to $15.6 million, a $7.6 million increase from the backlog of $8.0 million at December 31, 2006. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in the amount of orders and backlog for our products from quarter to quarter.

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

19 of 48

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

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of customers. Verizon Communications, Inc. accounted for 16% of our net sales during the three months ended March 31, 2007. No single customer accounted for 10% or more of our net sales during the three months ended March 31, 2006. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers. These large customers have substantial negotiating leverage and the ability to obtain concessions that may negatively affect our business and products. We have occasionally offered terms and conditions, such as extended payment terms, that can impact our revenue recognition, margins and/or cash flows.

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

We have increasing sales denominated in Euros, and to a lesser degree, amounts in the Canadian dollar, Japanese yen, Korean won and other currencies, and have, in prior years, used derivative financial instruments to hedge our foreign exchange risks. We record the impact of changes in the current value of such forward contracts as other income or expense. We currently do not use forward contracts to hedge our foreign exchange risks. Foreign exchange exposure from sales made in foreign currencies is becoming more material to our results of operations. However, foreign exchange exposure from sales during the three months ended March 31, 2007 did not have a material effect on our results of operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of our international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See Part II, Item 1A, “Risk Factors—Risks of International Operations.”

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

20 of 48

Our industry is characterized by limited sources and long lead times for the materials and components that we use to manufacture our products. If we underestimate our requirements, we may have inadequate inventory, resulting in additional product costs for expediting delivery of long lead time components. An increase in the cost of components could result in lower margins. Additionally, these long lead times have in the past, and may in the future, cause us to purchase larger quantities of some parts than needed to meet firm production requirements, increasing our investment in inventory and the risk of the parts’ obsolescence. Any subsequent write-off of inventory could result in lower margins. See Part II, Item 1A, “Risk Factors—Dependence on Sole and Single Source Suppliers.”

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

We adopted SFAS 123R effective January 1, 2006, using the modified-prospective method of recognition of compensation expense related to share-based payments. Our condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 reflect the impact of adopting SFAS 123R.

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

On May 1, 2008, we also announced plans to restructure our operations to more closely align them with our key strategic focus and more effectively target the residential triple play market, enhanced business services and the converging core network. We announced that we would consolidate our broadband, wireline and fiber optics operations. As a result of combining our business units and operations, we are likely to reduce or eliminate investment in some or all of them, reduce or eliminate product lines, reduce or eliminate our sales presence in certain geographic areas, reduce our market share and possibly reduce our revenues. As a part of a reduction in our workforce associated with our restructuring and streamlining efforts, we released from service our Chief Operating Officer, Gerhard Beenen, effective June 30, 2008. The restructuring charge associated with this activity is estimated to be approximately $0.3 million and includes primarily employee severance and benefits costs.

21 of 48

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

Net Sales by Product Category

Our net sales by product category for the three months ended March 31, 2007 and 2006 are summarized as follows (in thousands, except percentages):

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
	2007	2006
Wireline access	$5,865	$6,180	$(315)	(5)%
Cable broadband	6,086	5,790	296	5%
Fiber optics	6,906	3,820	3,086	81%
Signaling	1,283	599	684	114%

	$20,140	$16,389	$3,751	23%

Net sales increased 23% to $20.1 million for the three months ended March 31, 2007 from the same period in 2006. The sales increases in fiber optics and broadband products were generally due to increased demand for our products resulting from our continuing penetration of diverse geographic markets with product lines that we continue to enhance in terms of breadth, functionality, and performance. The decline in wireline access products is primarily the result of the expected transition to new technologies. During the three months ended March 31, 2007 and 2006, our sales were not significantly affected by changes in prices.

Net Sales by Geography

Our net sales by geographic areas for the three months ended March 31, 2007 and 2006 are summarized as follows (in thousands, except percentages):

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
	2007	2006
United States	$8,468	$7,817	$651	8%
Canada	165	625	(460)	(74)%
Asia/Pacific	4,155	3,981	174	4%
Europe/Africa/Middle East	6,631	3,136	3,495	111%
Latin America	721	830	(109)	(13)%

	$20,140	$16,389	$3,751	23%

The increase in North American sales for the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to increased sales of our cable broadband and fiber optics products. The increase in Asia/Pacific sales for the three months ended March 31, 2007 as compared to the same period in 2006 was largely the result of increased sales of our fiber optics products. Our growth in Europe/Africa/Middle East for the three months ended March 31, 2007 as compared to the same period in 2006 was due primarily to increased sales in all of our major product categories and reflected the results of our ongoing development of distribution channels in these regions. International net sales, including sales to Canada, increased to $11.7 million, or 58% of net sales, for the three months ended March 31, 2007, from $8.6 million, or 52% of net sales, for the same period in 2006.

22 of 48

Cost of Sales

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006
Cost of sales	$6,698	$6,062	$636	10%
Percentage of net sales	33%	37%

Cost of sales increased $0.6 million to $6.7 million for the three months ended March 31, 2007 as compared to $6.1 million for the same period in 2006. Gross margins were 67% and 63% of net sales for the three months ended March 31, 2007 and 2006, respectively. The increase in total product gross margin percentage during the three months ended March 31, 2007 compared with the same period in 2006 was primarily the result of higher shipment volume, while controlling manufacturing costs. Gross margins are expected to be under continued pressure through 2007 as product mix, new product introductions and the regulatory impact on components adversely impact margins. Margins are expected to return to historic levels of approximately 60-65% in 2008.

Research and Development

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006
Research and development	$6,281	$5,269	$1,012	19%
Percentage of net sales	31%	32%

Research and development (“R&D”) expenses increased during the three months ended March 31, 2007 compared to the same period in 2006 primarily due to higher prototype expenses of $0.4 million, increased spending for outside services of $0.3 million and increased headcount-related expenses of $0.2 million. R&D expenses tend to fluctuate from period to period, depending on the requirements at the various states of our product development cycles. R&D expenses are expected to remain at the current levels, or decline slightly, as a result of our efforts to consolidate product development activity.

Selling and Marketing

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006
Selling and marketing	$7,174	$6,103	$1,071	18%
Percentage of net sales	36%	37%

Selling and marketing expenses increased during the three months ended March 31, 2007 compared to the same period in 2006 primarily due to higher payroll costs of $0.6 million as a result of increased headcount and higher commission costs of $0.5 million associated with increased sales.

General and Administrative

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006
General and administrative	$5,099	$4,069	$1,030	25%
Percentage of net sales	25%	25%

General and administrative (“G&A”) expenses increased during the three months ended March 31, 2007 compared to the same period in 2006 primarily due to increased headcount-related expenses of $0.5 million and increased accounting and audit related expenses of $0.1 million. These increases were partially offset by lower legal fees of $0.5 million resulting primarily from reduced activity associated with special investigations. G&A expenses are expected to continue at similar levels through the first half of 2008 as we continue to incur significant expense for accounting and audit related services.

23 of 48

Other Income, Net

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006
Other income, net	$510	$351	$159	45%
Percentage of net sales	3%	2%

Other income, net primarily consists of interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net increased for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to a realized gain of $136,000 on the sale of Top Union stock recognized in the three months ended March 31, 2007.

Income Tax Expense

Income tax expense consisted primarily of state and foreign income taxes. We recorded income tax expense of $0.3 million and $0.4 million for the three months ended March 31, 2007 and 2006.

Liquidity and Capital Resources

Cash Requirements and Capital Resources

At March 31, 2007 and December 31, 2006, we had working capital of $37.6 million and $40.7 million, respectively, and cash and cash equivalents and short-term investments of $22.3 million and $22.0 million, respectively.

In 2001, we obtained a loan from the Italian government, which bears interest at 2% a year. At March 31, 2007, the outstanding balance on this loan was $0.6 million, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003. We also have short-term notes and other borrowings, with an aggregate amount due of $28,000.

On August 13, 2007, we entered into a $10 million secured revolving credit arrangement, as well as a letter of credit facility, with Silicon Valley Bank (“SVB”). We may borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at the bank’s prime rate of 5.0% at August 31, 2008. Our line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable. The line of credit and facility expires on August 13, 2008. As of December 28, 2007, the revolving credit arrangement was amended to reduce our tangible net worth requirement from $57 million to $50 million.

On August 12, 2008, we amended our secured revolving credit arrangement with SVB to extend the term of all indebtedness to August 12, 2009. We also reduced our required Quick Ratio Covenant to 0.80:1.00 (from 1:1) and our required minimum Tangible Net Worth Covenant to $44 million for the fiscal quarters ending September 30, 2008 and December 31, 2008 and to $40 million for the fiscal quarters ending March 31, 2009 and June 30, 2009 (from $50 million for all such periods). In addition, SVB also gave a limited waiver of existing default to us due to our Tangible Net Worth being less than $50 million as of the fiscal quarter ended June 30, 2008. As of March 31, 2007, there were no amounts outstanding under this revolving credit agreement. As of August 31, 2008, there was $3.0 million outstanding under this revolving credit agreement.

On February 6, 2008, we announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a 12% reduction in our worldwide workforce, across all functional areas, and a shut-down of certain international offices. On May 1, 2008, we also announced plans to restructure our operations to more closely align them with our key strategic focus and more effectively target the residential triple play market, enhanced business services and the converging core network. We announced that we would consolidate our broadband, wireline and fiber optics operations. As a result of combining our business units and operations, we are likely to reduce or eliminate investment in some or all of them, reduce or eliminate product lines, reduce or eliminate our sales presence in certain geographic areas, reduce our market share and likely reduce our revenues.

24 of 48

The cost reduction program, when fully implemented, is expected to save approximately $10-12 million per year on a pre-tax basis. We will recognize a one-time charge of approximately $1.4 million in the first quarter of 2008 and $0.3 million in the second quarter of 2008 associated with employee severance payments, lease terminations, and other related impairment charges. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment that will be disposed.

We believe that our current cash balances, future cash flows from operations, and line of credit arrangement will be sufficient to meet our anticipated cash needs for our operations, complete needed business projects, achieve our plans and objectives, meet financial commitments, meet working capital requirements, make capital expenditures, and fund other activities beyond the next twelve months from the date of the filing of this Form 10-Q.

Sources and Uses of Cash

In general, we have financed our operations and capital expenditures primarily using cash flows generated by our operating activities.

Cash provided by operating activities was $1.7 million during the three months ended March 31, 2007 compared with $0.1 million during the same period in 2006. The increase in cash provided by operating activities was primarily due to a $3.6 million increase in cash received from customers offset by a $2.2 million increase in cash paid to suppliers and employees. The increase in cash received from customers was primarily attributable to increased sales during the period. The increase in cash paid to suppliers and employees was primarily the result of increased inventory purchases and increased costs of operations. In general, our ability to generate positive cash flows from operations will depend on our ability to generate and collect cash from future sales, while maintaining a cost structure lower than those sales amounts. Therefore, sales volume is the most significant uncertainty in our ability to generate positive cash flows from operations.

Cash used in investing activities was $1.2 million during the three months ended March 31, 2007 compared with $0.7 million during the same period in 2006. During the three months ended March 31, 2007, we made $1.5 million in capital expenditures, which were offset by proceeds from the sale of $0.3 million in marketable securities. During the three months ended March 31, 2006, capital expenditures were $1.2 million, offset by proceeds from sales of $0.5 million in short-term investments. As of March 31, 2007, we had no plans for nonrecurring capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash used in financing activities was $0.1 million during the three months ended March 31, 2007, compared with $0.4 million during the same period of 2006. During the first three months of 2007, the primary financing activity that used cash was payment of notes payable on the loan from the Italian government. During the first three months of 2006, the primary financing activities that used cash were an increase in restricted cash of $0.3 million and the repayment of $0.1 million on notes payable.

Debt Instruments, Guarantees, and Related Covenants

Our outstanding debt at March 31, 2007 consisted primarily of a $0.6 million loan from the Italian government for research and development use that is payable in semi-annual payments that started in the second half of 2003 and ends in 2011. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook, or an inability to achieve such changes, which would have any significant impact on our operations. We are not subject to any debt covenants that we believe might have a material impact on our business.

On August 13, 2007, we entered into a $10 million revolving credit arrangement and line of credit facility with Silicon Valley Bank. It is collateralized by substantially all of our assets. As of March 31, 2007, there were no amounts outstanding under this revolving credit agreement. As of August 31, 2008, there was $3.0 million outstanding under this revolving credit agreement and we are in compliance with all operating and financial covenants. Please refer to “Note 16—Subsequent Events” of our Notes to Condensed Consolidated Financial Statements for information regarding our current Revolving Credit Agreement.

25 of 48

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

26 of 48

Contractual Obligations

During the three months ended March 31, 2007, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheet, except changes related to the adoption of FIN 48. Effective January 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. As of March 31, 2007, the liability for uncertain tax positions was $1,375,000, including accrued interest. No cash payment is expected to be paid within one year.

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

Our management has reviewed our critical accounting policies and the related disclosures with our Audit Committee. These policies and our procedures related to these policies are described further in our Annual Report on Form 10-K for the year ended December 31, 2006 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies.”

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must reach before financial statement recognition. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted the provisions of FIN 48, the adoption of which did not have a significant impact on the Company’s condensed consolidated financial statements. The effect of the adoption of FIN 48 on our condensed consolidated balance sheet at March 31, 2007 is summarized in “Note 11 – Income Taxes.”

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be the Company’s fiscal year 2008. The Company does not expect that the adoption of SFAS 159 will have a significant impact on the Company’s consolidated financial statements.

27 of 48

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt SFAS 141R in its fiscal year 2009 commencing January 1, 2009.

28 of 48

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We sell our products in North America, the Asia/Pacific region, Latin America, Africa, the Middle East, and Europe and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a portion of our sales denominated in Euros, the Canadian Dollar, Japanese Yen, Korean Won, and other currencies, which are also affected by changes in currency exchange rates. To hedge these risks, we have, at certain times, used derivative financial instruments. During the three months ended March 31, 2007, we had no material derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.

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

Equity Price Risk

At March 31, 2007, we owned 1,383,000 shares of the common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation, which we acquired as a strategic investment primarily during the years 1998 through 2000. We consider the Top Union stock to be “available-for-sale,” as that term is defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly we carry our holdings at their fair value on our balance sheet, with the unrealized gain or loss deferred as a component of stockholders’ equity. Because our holding is large relative to the normal trading volume in Top Union stock, as of March 31, 2007 we did not consider this to be a liquid investment, and therefore, classified it as a non-current asset. The carrying amount of this investment as of March 31, 2007 was $601,000. The carrying amount may be affected by an adverse movement of equity market prices in Taiwan and internationally and would be affected by adverse movement in exchange rates. As of March 31, 2007, we did not have any hedging arrangements to protect our Top Union investment against adverse movements in equity prices or exchange rates.

29 of 48

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and determined that, as a result of the material weaknesses in internal control over financial reporting described below, as of March 31, 2007, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the course of our external audits for fiscal 2005 and 2006, we noted several adjustments identified by our external auditors associated with one of our operating divisions. We identified deficiencies in our staffing requirements and policy regarding the timely replacement of key financial personnel. We took actions to remediate this material weakness during 2007, but it remained a material weakness as of March 31, 2007.

In September 2007, we identified a material weakness in our internal control over financial reporting relating to the calculation of our tax provision. We identified failures to properly document the tax impact of SFAS 142 relating to goodwill amortization at the time of adoption on January 1, 2002 and the failure to recognize the impact of indefinite lived deferred tax liabilities during the first quarter of 2004 on our deferred tax balances and tax expense. Controls over the calculation of income tax were inadequate to ensure that intangible assets were appropriately identified and tracked, and that indeterminate lived deferred tax liabilities resulting from timing differences relating to goodwill were clearly identified and not offset against determinate lived deferred tax assets. In September 2007, we took action designed to remediate this material weakness, but it remained a material weakness as of March 31, 2007.

Controls at division level

During the course of our external audits for fiscal 2005 and 2006, we noted several adjustments identified by our external auditors associated with one of our operating divisions. In addition, revenue classification errors associated with this division caused a material error in the financial results for the first quarter of 2007 provided in our first quarter 2007 earnings release, which has been properly corrected in our Form 10-Q. We believe the reasons for these errors were inadequate levels of training of divisional finance and accounting personnel, and inadequate staffing due to employee promotion and turnover. These errors resulted from a material weakness which consisted of deficiencies in our staffing requirements and policy regarding the timely replacement of key financial personnel. We consider these control deficiencies to be significant and in aggregate led to a material weakness in our internal control over financial reporting as of March 31, 2007. We took the following actions during 2007 to remediate this material weakness:

•	We hired an experienced senior financial manager with an appropriate professional accounting certification as division controller.

•	We filled all open positions in the division’s finance organization with personnel with adequate competence to ensure compliance with finance policies and procedures.

•	We refined the job requirements for the division’s finance staff to emphasize familiarity with U.S. generally accepted accounting principles.

•	We require division finance staff to notify corporate finance staff of any leaves of absence or job vacancies that might impact the accuracy and timeliness of financial reporting.

•

We hired corporate finance staff to perform site reviews of finance staff at our various locations to review local financial reporting, evaluate the effectiveness of the local internal control systems and staff performance, and initiate prompt corrective action.

30 of 48

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

We took the following actions during 2006 which helped us identify this material weakness:

•	We retained outside tax consultants to assist with the analysis and preparation of all tax related entries.

•	We retained a new director of taxation.

In addition, in September 2007, we took the following actions to remediate this material weakness:

•	We created appropriate schedules detailing book to tax differences relating to goodwill and the associated tax impact have been created and are utilized in calculating the tax provision.

•	We analyzed all deferred tax items no less than once each quarter in connection with the preparation of our tax provision.

CHANGES IN INTERNAL CONTROL

There were no other changes in internal control over financial reporting during the first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31 of 48

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 13, 2006, a stockholder derivative lawsuit was filed in the Superior Court of the State of California on behalf of Chris Stovall, a purported stockholder of the Company, against certain of the Company’s current and former officers, directors, and employees and naming the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty, waste, unjust enrichment and other statutory claims arising out of the Company’s stock option grant practices, which plaintiff claims included the “backdating” of stock option grants. The court has granted three times the Company’s motions to dismiss the claims based on the insufficiency of the complaint. The Company had disclosed an internal review of such practices in November 2006 and described the results of that review in its Annual Report on Form 10-K for 2005, filed on November 2, 2007.

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

In May 2008, the court granted the Company’s motion to dismiss the plaintiff’s claims for a third time based on the insufficiency of the complaint, but left the plaintiff with the ability to futher amend the complaint.

In June 2008, Stovall filed a third amended complaint alleging similar legal claims arising primarily out of the historic stock option grant practices of the Company, including prior to the Company’s initial public offering.

In August 2008, the court denied the Company’s motion to dismiss the plaintiff’s claims against it and the individual defendants, but did not rule on the individual defendants’ motion to dismiss the plaintiff’s claims.

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of March 31, 2007, as a loss is not considered probable or estimable.

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

32 of 48

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

Stock Option Granting Practices—Our investigation of our historical stock option granting practices and resulting financial restatements and litigation have had, and may continue to have, a material adverse effect on our business, financial condition and results of operations.

Based on our investigation of our historical stock option granting practices, we concluded that we had improperly accounted for options to purchase an aggregate of 1,377,970 shares of our common stock that were awarded in January 2001 and June 2002. As a result, we recorded a total of $5.6 million in additional stock-based compensation expense for the years 2001 through 2005, net of forfeitures, related to employee terminations. These expenses had the effect of decreasing income from operations, net income and net income per share (basic and diluted) in the affected periods in which we reported a profit, and increasing loss from operations, net loss and net loss per share in the affected periods in which we reported a loss. As a result, in connection with our Annual Report on Form 10-K for the year ended December 31, 2005, which we filed November 2, 2007, we restated our consolidated balance sheet as of December 31, 2004 and the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2004, each of the quarters of 2004 and the first two quarters of 2005 as well as our financial statements for fiscal 2001 and 2002 presented in selected financial data in Part II, Item 6, “Selected Financial Data” presented in our 2005 Annual Report on Form 10-K filed with the SEC on November 2, 2007.

Our senior management team and our Board of Directors have devoted a significant amount of time on matters relating to the restatement, our outstanding periodic reports, remedial efforts and related litigation. In addition, some members of our senior management team and our Board of Directors are named defendants in a lawsuit alleging violations of federal securities laws related to the restatement. Defending these actions may require significant time and attention from members of our current senior management team and our Board of Directors. If our senior management is unable to devote a significant amount of time in the future developing and attaining our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition and results of operations.

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

Management concluded that there were material weaknesses in our internal control over financial reporting as of March 31, 2007. We identified a material weakness in our internal control over financial reporting associated with our accounting for deferred income taxes, as well as deficiencies in our staffing requirements and policy regarding the timely filling of key financial positions impacting the preparation of our consolidated financial statements.

We do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Controls can be circumvented by the individual acts of some persons, by the collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. In addition, misstatements due to error or fraud may occur and not be detected because of the inherent limitations in a cost-effective control system. As a result, significant deficiencies or material weaknesses in our internal controls may be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, result in material misstatements in our financial statements and/or cause investors to lose confidence in our reported financial information, all of which could lead to a decline in our stock price. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting.

33 of 48

Costs of Being a Public Company—As a public company we are required to comply with many financial accounting, disclosure and governance rules that impose financial and management burdens on us.

As a public company, we are subject to many financial accounting, disclosure and governance requirements, with relatively high associated compliance costs. For example, we must have our annual financial statements audited and our quarterly statements reviewed by an independent registered public accounting firm, and we must prepare, review and file annual, quarterly and current reports with the SEC. Costs of these and other compliance activities are particularly significant to us because of our small size and our financial position. We have reviewed proposals to make the Company more successful with its current capital structure and with alternative ones. The process of evaluating different alternatives and proposals is time consuming, expensive, and distracts management attention from the operations of the Company. Moreover, so long as we are not current in our SEC filings, our opportunities are more limited. If we are not able to file all the delinquent reports, our financial condition and stockholder confidence in our company may be harmed. Even if we do file all our delinquent reports, we may not be able to comply with all the requirements of being a public company on a regular basis in the future, or we may be unable to reduce the costs of compliance or increase our revenue or profitability sufficiently to cover those costs.

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

Due to our Audit Committee investigation of our business practices, the independent investigation of our historical stock option granting practices, and the restatement activities as a result of the stock option investigation, we were unable to timely file our periodic reports with the SEC. As a result, we were not in compliance with the filing requirements for continued listing on the NASDAQ Stock Market and, consequently, our common stock was delisted from the NASDAQ Stock Market in December 2005 and subsequently began trading on the Pink Sheets under the symbol “SRTI.PK.” To the extent that we attempt to relist our common stock on NASDAQ or another exchange, it would be uncertain when, if ever, our common stock would be relisted. In addition, as a result of our delay in filing periodic reports on a timely basis, we will not be eligible to use a registration statement on Form S-3 to register offers and sales of our securities until all periodic reports have been timely filed for at least twelve months after we have filed all required reports.

We have been unable to remain current in the filing of our periodic reports with the SEC, and our efforts to become current may require substantial management time and attention as well as additional accounting and legal expense. As a result of our restatement, we experienced significant delays in the filing of our periodic reports. In

34 of 48

addition, if we are unable to become current in our filings with the SEC, we may face several adverse consequences. If we are unable to remain current in our filings with the SEC, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and will not be able to make offerings pursuant to existing registration statements pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” These restrictions could adversely affect our business, financial condition and results of operations.

Liquidity—Our lack of liquid funds and other sources of financing may limit our ability to maintain our existing operations, grow our business and compete effectively.

Our continued losses from operations and cash used in operating activities have reduced our cash and cash equivalents in 2007 and 2008. As of August 31, 2008, we had approximately $10.0 million in cash and cash equivalents and $3.0 million was outstanding under our revolving credit agreement with Silicon Valley Bank. In the future, we may need to borrow through additional debt, equipment loans, lease lines of credit, asset-based financings, mortgages or other financing arrangements to finance capital expenditures and working capital for our business. It is possible that we may continue to use cash in operating activities and may become unable to pay our ordinary operating expenses, including our debt service, on a timely basis. Our thin or lack of liquidity could harm us by:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring a substantial portion of cash flow from operations for debt service, thereby reducing cash flow available for other purposes, including operating expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and industry;

•	affecting public perception and customer concerns regarding our financial stability thereby further limiting our ability to obtain additional financing and to acquire and retain customers; and

•	placing us at a competitive disadvantage.

We have been delisted from NASDAQ and we are not in compliance with SEC reporting requirements, making it generally more difficult to obtain equity or debt financing on financially attractive or acceptable terms. Further, the recent downturn in the equity and debt markets generally makes it more difficult for us to obtain financing through the issuance of equity or debt securities in the capital markets. We cannot be certain that additional financing will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be a material adverse impact on our business and operations. We also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preference or privileges senior to those of holders of our common stock.

NASDAQ Delisting—Because we are not listed on a national exchange, we could have problems hiring and retaining our personnel.

We may face challenges in hiring and retaining qualified personnel due to the restatement, the related internal investigations and our delisting from NASDAQ. We depend on our employees and on our ability to attract and retain highly qualified personnel. Given the lengthy restatement process, the related internal investigations and the delisting of our common stock from NASDAQ, it may become more difficult to retain key personnel, including members of our finance team. Our inability to hire qualified personnel and retain existing key personnel has disrupted, and may continue to disrupt, our ability to effectively manage our business and to complete our outstanding periodic reports. In addition, the loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect our ability to sell, our products.

We will not apply to relist our common stock on a national securities exchange until we have filed all reports required to be filed with the SEC. There can be no assurance that we will be able to obtain listing of our common stock on a national securities exchange. We may decide it is not in the stockholders’ best interests to apply for a listing on a national securities exchange once we become current with our SEC reporting requirements.

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

On May 1, 2008, we also announced our plans to restructure our operations to more closely align them with our key strategic focus and more effectively target the residential triple play market, enhanced business services and the converging core network. We announced that we would combine our broadband and wireline and fiber optics operations. As a result of combining our business units and operations, we are likely to reduce or eliminate investment in some or all of them, reduce or eliminate product lines, reduce or eliminate our sales presence in certain geographies, reduce our market share and likely reduce our revenues.

We may be unable to reduce expenditures quickly enough, and sustain them at a level necessary to restore profitability, and we may have to undertake further restructuring initiatives that would entail additional charges. Cost-cutting initiatives may impair our future ability to develop and market products effectively, to manage and control our business, and to remain competitive. Moreover, cost reducing measures are time-consuming, can be costly to implement and can lead to a diminished quality of our products. Each of the above measures could have long-term effects on our business by reducing our pool of employee talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if, and when, the demand for our products increases, and limiting our ability to hire and retain key personnel. These circumstances could cause our revenue and earnings to be lower than they otherwise might be.

35 of 48

Goodwill Valuation—Our financial results could be materially and adversely affected if we determine that the book value of our goodwill is higher than the fair value.

Our balance sheet at March 31, 2007 included an amount designated as “Goodwill” of $12.6 million. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. For example, if our stock price continues to decline, our market capitalization may fall below the net asset value of the Company and could lead to an impairment charge. Additionally, we periodically evaluate the recoverability and the amortization period of our acquired technology rights. Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results.

Although we have not recorded any impairment charges to date as a result of our annual and other periodic evaluations, we cannot assure you that future impairment charges may not occur. If we determine that we need to write-down our intangible assets, including goodwill, to their fair value, we may incur material charges that could harm our results of operations and financial condition.

Stock Option Issuance and Exercise of Existing Options—We have not issued option grants since August 2005 and option holders have not been permitted to exercise options since December 2005.

Because we are not current in our SEC filings, the Compensation Committee has not approved any grants of new options since August 2005, and option holders have not been able to exercise stock options since December 2005. Some options that would otherwise be exercisable have expired unexercised and purchases under the Employee Stock Purchase Plan have been suspended.

The purpose of our various share-based compensation plans is to attract, motivate, retain, and reward employees, directors, and consultants by enabling them to acquire or increase their proprietary interest in our common stock in order to strengthen the mutuality of interests between such persons and our stockholders and to provide such persons with annual and long-term performance incentives to focus their best efforts in the creation of stockholder value. As long as these equity compensation plans are not available to us, we have less available means of compensating and providing incentives to employees, directors and consultants, which may harm our business and financial results. The failure to meet employee expectations could harm our ability to retain and motivate our employees.

In addition, current and former employees who were unable to exercise in-the-money vested stock options before the options expired may have claims against the Company. As a result, we are offering compensation to those affected current and former employees provided that they execute and return a limited release of potential claims. The proposed compensation being offered represents the difference between (i) the average closing price of the Company’s common stock during the applicable period (further defined below) and (ii) the exercise price of the option (assuming the option was “in-the-money”), multiplied by the number of shares that were vested under the option at the beginning of the applicable period. If an option expired 30 days after termination of employment, the applicable period is the 30 days following termination of employment. If an option expired 90 days after termination of employment, the applicable period is the 90 days following termination of employment. If an option expired during employment because of its ten year term, the applicable period is the 30 days prior to the expiration of the option. We estimate that the aggregate cost of resolving this matter with our option holders is approximately $0.3 million and that the aggregate cost related to any options that expire in the future due to terminations or expiration of the term will not be material.

Foreign Corrupt Practices Act—Our international operations are subject to anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, and any violations could lead to sanctions against us that could harm our business and our financial condition.

Our operations are subject to the Foreign Corrupt Practices Act (“FCPA”) and similar anti-corruption laws of other countries. The FCPA generally prohibits U.S. companies and their intermediaries from making payments to foreign government officials for the purpose of obtaining or maintaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the companies. Under the FCPA, U.S. companies may be held liable for actions taken by their strategic or local partners or representatives. The FCPA and similar laws in other countries can impose civil and criminal penalties for violations.

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

36 of 48

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

In recent years, the telecommunications industry has experienced rapid growth. The growth led to technology innovation, intense competition, short product life cycles, and regulatory uncertainty worldwide. It is difficult for companies operating in this industry to forecast future trends and developments, particularly forecasting customer acceptance of competing technologies. Moreover, the continued growth of end-user demand for telecommunications services is uncertain and difficult to predict. Such uncertainties may lead telecommunications companies to postpone investments in their businesses and purchases of related equipment, such as our products.

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

37 of 48

Dependence on Wireline Access Products—Historically, a significant portion of our sales has been from our wireline access products, which makes our future sales and overall business vulnerable to product obsolescence and technological change in the wireline field.

Sales of our DSL and other wireline access products accounted for approximately 29% and 38%, respectively, of our net sales for the three months ended March 31, 2007 and 2006. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may, at any time, adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and continue to reduce or eliminate the demand for our DSL products.

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

Moreover, a relatively small number of customers account for a large percentage of our net sales. Net sales from our top five customers accounted for approximately 38% and 21%, respectively, of total net sales in the three months ended March 31, 2007 and 2006. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period.

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

38 of 48

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

39 of 48

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

40 of 48

Risks of International Operations—Our plan to expand sales in international markets could lead to higher operating expenses and may subject us to unpredictable regulatory and political systems.

Sales to customers located outside of the United States accounted for approximately 58% and 52%, respectively, of our net sales in the three months ended March 31, 2007 and 2006. We expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. As a result, we will face various risks relating to our international operations, including the following:

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

We cannot ensure that one or more of these factors will not materially and adversely affect our revenues and profits.

In addition, the Asia/Pacific and Latin America regions, both high-growth emerging markets for telecommunications equipment, have experienced instability in many of their economies and significant devaluations in local currencies. Sales from customers located in these regions in the three months ended March 31, 2007 and 2006 were 24% and 29%, respectively, of our total sales. These economic instabilities may continue or worsen, which could have a material adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

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

As of June 30, 2008, Paul A. Marshall, our President and Chief Executive Officer and a member of our Board, and Robert C. Pfeiffer, a member of our Board, beneficially owned approximately 23% and 12%, respectively, of our outstanding shares of common stock. Consequently, these two individuals together control approximately 35% of our outstanding shares of common stock and, to the extent that they act together, may be able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of the stockholders. In addition, Messrs. Marshall and Pfeiffer constitute two of the five members of our Board and have significant influence in directing the actions taken by the Board. Further, to our knowledge, Paul Ker-Chin Chang, our former Chief Executive Officer, President and Chairman of the Board, continues to hold a significant stake in our common stock. To the extent that Mr. Chang acts together with Messrs. Marshall and Pfeiffer, the three individuals together control a significant portion of our outstanding shares. The interests of these persons may conflict with the interests of other

41 of 48

stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of us may also delay or prevent a change in control of us that other stockholders may consider desirable. In addition, conflict among the controlling stockholders may adversely impact their ability to take joint actions in the best interests of us and our other stockholders.

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

42 of 48

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

43 of 48

Dependence on Key Employees—If one or more of our senior managers were to leave, we could experience difficulty in replacing them and our operating results could suffer.

Our success depends to a significant extent upon the continued service and performance of a relatively small number of key senior management, technical, sales, and marketing personnel. If any of our senior managers were to leave us, we would need to devote substantial resources and management attention to replace them. As a result, management attention may be diverted from managing our business, and we may need to pay higher compensation to replace these employees. We do not have employment contracts with, or key person life insurance for, any of our personnel. During 2006, following the loss of a number of key employees, we announced the adoption of a retention bonus program effective through May 2007 and other inducements to reward long-term employees who remained employed with us. Competition for skilled employees is intense, especially in the San Francisco Bay Area where our main operations are located, and there can be no assurance that we will be able to recruit and retain such personnel.

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

44 of 48

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

Effectiveness of Internal Controls—We will be required to evaluate our system of internal control over financial reporting as of December 31, 2007 and our independent auditor will be required to attest to the effectiveness of our internal controls as of December 31, 2009. Any deficiencies found in our internal control over financial reporting or the inability of our independent auditor to conclude on the effectiveness could negatively impact our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We will be required, beginning with our 2007 Form 10-K, to include in our annual report our management assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Furthermore, our independent auditor will be required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009. If we determine that our internal controls have significant deficiencies or material weaknesses, our ability to report financial results reliably could be questioned and investors might lose confidence in our reports. In addition, inadequate internal controls could cause us to fail to meet our regulatory reporting obligations. Any of these failures could adversely affect the price of our common stock.

AVAILABLE INFORMATION

Our website is http://www.sunrisetelecom.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website is not part of this report.

45 of 48

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Incorporated by Reference			Filed Herewith
		Form	Date	Exhibit Number

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

46 of 48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE TELECOM INCORPORATED
(Registrant)
Date: September 10, 2008

	By:	/s/ Paul A. Marshall
Paul A. Marshall
President and Chief Executive Officer

	By:	/s/ Richard D. Kent
Richard D. Kent
Chief Financial Officer

47 of 48

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference			Filed Herewith
		Form	Date	Exhibit Number

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

48 of 48