Form 10-Q
period 2007-06-30
SUNRISE TELECOM INC
filed 2008-09-10
CIK 907152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

2 of 49

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements concerning projected net revenue, costs and expenses and gross margin; accounting estimates; assumptions and judgments; the impact of the restatement of our financial statements; the effects of our pending litigation; the effect of our restructuring plans; the demand for our products; the effect that seasonality and volume will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale our operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of, and anticipated growth in, our markets; manufacturing, assembly and test capacity; our potential needs for additional capital; and inventory and accounts receivable levels. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, and certain assumptions we have made, all of which may be subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of many factors, including those listed under the section “Risk Factors” contained in Part II, Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

3 of 49

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data, unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$16,584	$17,450
Short-term investments	1,002	4,565
Accounts receivable, net of allowance of $556 and $281, respectively	16,630	22,079
Inventories	20,105	17,639
Prepaid expenses and other assets	1,743	1,674
Deferred tax assets	327	417

Total current assets	56,391	63,824
Property and equipment, net	27,914	28,064
Restricted cash	297	300
Marketable securities	474	861
Goodwill	12,596	12,608
Intangible assets, net	1,122	1,084
Other assets	794	917

Total assets	$99,588	$107,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$172	$181
Accounts payable	3,157	2,453
Other accrued liabilities	13,258	14,518
Income taxes payable	660	3,562
Deferred revenue	3,529	2,416

Total current liabilities	20,776	23,130
Notes payable, less current portion	464	528
Income taxes payable	1,440	—
Deferred revenue, less current portion	41	25
Deferred tax liabilities	1,635	1,239

Total liabilities	24,356	24,922

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,349,058 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	51	51
Additional paid-in capital	77,611	77,426
Retained earnings (deficit)	(3,691)	3,764
Accumulated other comprehensive income	1,261	1,495

Total stockholders’ equity	75,232	82,736

Total liabilities and stockholders’ equity	$99,588	$107,658

See accompanying notes to condensed consolidated financial statements.

4 of 49

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net sales	$23,047	$21,978	$43,187	$38,367
Cost of sales	9,563	7,042	16,261	13,104

Gross profit	13,484	14,936	26,926	25,263

Operating expenses:
Research and development	5,613	4,897	11,894	10,166
Selling and marketing	6,893	6,500	14,067	12,603
General and administrative	4,184	4,286	9,283	8,355

Total operating expenses	16,690	15,683	35,244	31,124

Loss from operations	(3,206)	(747)	(8,318)	(5,861)
Other income, net	380	522	890	873

Loss before income taxes	(2,826)	(225)	(7,428)	(4,988)
Income tax expense (benefit)	(240)	(295)	27	124

Net (loss) income	$(2,586)	$70	$(7,455)	$(5,112)

Net (loss) income per share:
Basic and diluted	$(0.05)	$0.00	$(0.15)	$(0.10)

Shares used in per share computation:
Basic	51,349	51,349	51,349	51,349

Diluted	51,349	51,607	51,349	51,349

See accompanying notes to condensed consolidated financial statements.

5 of 49

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Cash received from customers	$49,491	$42,080
Cash paid to suppliers and employees	(52,011)	(43,833)
Income taxes paid	(1,004)	(115)
Interest and other receipts, net	1,179	935

Net cash used in operating activities	(2,345)	(933)

Cash flows from investing activities:
Proceeds from sales of short-term investments	4,556	6,077
Purchases of short-term investments	(992)	—
Proceeds from sales of marketable securities	445	4
Capital expenditures	(2,165)	(3,259)
Acquisition of intangible assets	(230)	—

Net cash provided by investing activities	1,614	2,822

Cash flows from financing activities:
Decrease (increase) in restricted cash	3	(283)
Payments on notes payable	(81)	(130)

Net cash used in financing activities	(78)	(413)

Effect of exchange rate changes on cash and cash equivalents	(57)	(82)

Net (decrease) increase in cash and cash equivalents	(866)	1,394
Cash and cash equivalents at the beginning of the period	17,450	18,324

Cash and cash equivalents at the end of the period	$16,584	$19,718

Supplemental Disclosures
Cash paid for interest	$18	$10

See accompanying notes to condensed consolidated financial statements.

6 of 49

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

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. Potential common equivalent shares from weighted-average outstanding stock options of 3,384,991 and 3,399,437 for the three and six months ended June 30, 2007, respectively, and 4,436,662 and 4,565,656 for the three and six months ended June 30, 2006, respectively, were excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic net income (loss) per share—weighted-average number of common shares outstanding	51,349	51,349	51,349	51,349
Effect of dilutive potential common equivalent shares—stock options outstanding	—	258	—	—

Diluted net income (loss) per share—weighted-average number of common and common equivalent shares outstanding	51,349	51,607	51,349	51,349

7 of 49

(d)	Share-Based Compensation

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

On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must reach before financial statement recognition. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted the provisions of FIN 48. The effect of the adoption of FIN 48 on our condensed consolidated financial statements at June 30, 2007 is summarized in “Note 11 – Income Taxes.”

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

8 of 49

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

Mr. Chang is the owner of Telecom Research Center (“TRC”). During the six months ended June 30, 2006, the Company purchased equipment used in its manufacturing process totaling $53,000 from TRC. The Company made no purchases of equipment from TRC used in its manufacturing process in fiscal year 2007. The Company had no accounts payable to TRC at June 30, 2007 and December 31, 2006. The terms of the Company’s transactions with TRC are similar to those with unrelated parties. The Company’s business relationship with TRC was reviewed and approved by the Company’s Board of Directors and Audit Committee.

(3)	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$11,479	$11,323
Work in process	4,670	2,732
Finished goods	3,956	3,584

	$20,105	$17,639

(4)	Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the equity of the Company that are excluded from net income (loss). The components of the Company’s comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(2,586)	$70	$(7,455)	$(5,112)
Change in unrealized gain on available-for-sale investments, net of related tax effect	(30)	166	(189)	347
Change in foreign currency translation adjustments, net of tax	(23)	(42)	(45)	(6)

Total comprehensive income (loss)	$(2,639)	$194	$(7,689)	$(4,771)

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

9 of 49

Short-term investments as of June 30, 2007 and December 31, 2006 consist primarily of market auction rate notes that reset every seven to ninety days, but have an underlying maturity that extends beyond ninety days. The fair value of short-term investments approximates cost as of June 30, 2007 and December 31, 2006.

Non-current marketable securities at June 30, 2007 and December 31, 2006, consisted of common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation. The Company has classified this investment as an available-for-sale security, which is stated at fair value with the unrealized gain presented as a separate component of other comprehensive loss. The market for these securities has been limited and the Company believes it may be difficult to sell a substantial number of shares in any given period, for this reason it is not classified as a current asset.

At June 30, 2007, the Company held 922,000 shares of Top Union stock. During the three months ended June 30, 2007, the Company sold 461,000 shares of Top Union stock for gross proceeds of approximately $208,000, realizing gains of $112,000. During the six months ended June 30, 2007, the Company sold 961,000 shares of Top Union stock for gross proceeds of approximately $445,000, realizing gains of $248,000. The Company made no sales of Top Union stock during the three months ended June 30, 2006 and sold 9,000 shares of Top Union stock for gross proceeds of approximately $4,000, realizing gains of $2,000 during the six months ended June 30, 2006.

At June 30, 2007, the fair value of the Top Union shares was $474,000 and the decline in the unrealized gain during the six months ended June 30, 2007 was $189,000. At June 30, 2007, the cumulative unrealized gain on this investment was $218,000.

(6)	Goodwill and Other Intangible Assets

Acquired intangible assets consisted of the following (in thousands):

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,878	$(6,827)	$51
Non-compete (four years)	228	(222)	6
Licenses (five years)	637	(582)	55
Patents and trademarks (two to seventeen years)	1,158	(148)	1,010

	$8,901	$(7,779)	$1,122

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,878	$(6,697)	$181
Non-compete (four years)	230	(204)	26
Licenses (five years)	637	(554)	83
Patents and trademarks (two to seventeen years)	925	(131)	794

	$8,670	$(7,586)	$1,084

The Company amortizes intangible assets on a straight-line basis over their estimated useful lives of up to seventeen years. Aggregate amortization expense for the three months ended June 30, 2007 and 2006, was $57,000 and $207,000, respectively, and for the six months ended June 30, 2007 and 2006 was $218,000 and $352,000, respectively. Amortization expense is classified as a general and administrative expense on the Company’s condensed consolidated statements of operations.

10 of 49

Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Year ending December 31,	Amount
2007 (remaining 6 months)	$82
2008	100
2009	40
2010	40
2011	40
Thereafter	820

$1,122

The change in the carrying amount of goodwill during the six months ending June 30, 2007 was as follows (in thousands):

Balance as of December 31, 2006	$12,608
Effect of foreign currency translation	(12)

Balance as of June 30, 2007	$12,596

The Company performs its annual impairment test of goodwill, as required by SFAS No. 142, Goodwill and Other Intangible Assets, as of November 30 of each fiscal year, unless a triggering event occurs before that date.

(7)	Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Insurance deposits	$377	$494
Rental deposits	337	324
Other deposits	80	99

	$794	$917

(8)	Product Warranties Liability

Changes in the Company’s liability for product warranties, which is included in other accrued liabilities in the condensed consolidated balance sheets, during the six month periods ended June 30, 2007 and 2006, were as follows (in thousands):

	Balance at Beginning of Period	Warranty Expense	Warranty Costs	Balance at End of Period
Six months ended June 30, 2007	$1,656	$678	$(749)	$1,585
Six months ended June 30, 2006	$834	$488	$(417)	$905

(9)	Short-term Borrowings and Notes Payable

As a result of various acquisitions completed prior to 2004, the Company assumed three non-interest bearing notes payable outstanding. The aggregate outstanding balance on these notes at June 30, 2007 was $24,000. In addition, the Company has a loan from the Italian government, which bears interest at 2% per year. As of June 30, 2007, the outstanding balance on this loan was $612,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003.

11 of 49

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Year ending December 31,	Amount
2007 (remaining 6 months)	$85
2008	160
2009	156
2010	156
2011	79

$636

(10)	Share-Based Compensation

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

In accordance with SFAS 123R, the Company recognizes tax benefits upon expensing nonqualified stock options and awards, but the Company cannot recognize tax benefits concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after the Company’s adoption of SFAS 123R, the Company recognizes tax benefits only in the period when disqualifying dispositions of the underlying stock occur, which may be up to several years after vesting and in a period when the Company’s stock price increases. For qualified stock options that vested prior to the Company’s adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital to the extent the Company is able to reduce taxes payable.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Under SFAS 123R, tax benefits associated with excess tax deductions normally creditable to additional paid-in capital are not recognized until the deduction reduces taxes payable. Accordingly, no tax benefit related to excess tax deductions from qualified stock options was recognized during the three and six months ended June 30, 2007.

12 of 49

Share-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 under SFAS 123R was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$5	$13	$11	$30
Research and development	28	167	59	274
Selling and marketing	34	104	75	204
General and administrative	21	40	40	86

Total	$88	$324	$185	$594

The Company has historically issued new shares upon the exercise of stock options or employee stock purchase plan purchases.

Stock Options

In April 2000, the Company’s Board of Directors approved the adoption of the 2000 Stock Plan (the “Stock Plan”). The Stock Plan became effective upon the Company’s initial public offering in July 2000. The total number of shares reserved for issuance under the Stock Plan equaled 7,750,000 shares of common stock, plus 5,250,000 shares of common stock that remained reserved for issuance under the 1993 stock option plan as of the date the Stock Plan became effective, for a total of 13,000,000 shares. All outstanding options under the 1993 stock option plan are administered under the 2000 Stock Plan but will continue to be governed by their existing terms. As of June 30, 2007, the Company had granted options to purchase 9,846,346 shares of its common stock to its employees, directors, and consultants and 4,071,406 options were canceled and returned to the Stock Plan, leaving 7,225,060 shares available for future grants.

Options may be granted as incentive stock options or nonstatutory stock options at the fair market value of such shares on the date of grant as determined by the Board of Directors. Options granted subsequent to 1996 vest over a four-year period, and expire 10 years from the date of grant, or sooner, upon termination of employment or if the stock plan is terminated by the Board of Directors. Approximately 53,000 and 116,000 shares associated with options granted in prior periods vested in the three and six months ended June 30, 2007, respectively.

The options granted under the 1993 stock option plan include a provision whereby the option holder may elect at any time to exercise the option prior to its vesting. Unvested shares so purchased are subject to a repurchase right by the Company at the original purchase price. Such right lapses at a rate equivalent to the vesting period of the original option. As of June 30, 2007, there were no shares issued and subject to repurchase.

The following table summarizes stock option activity for the six months ended June 30, 2007.

	Options Available for Grant	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Balance at December 31, 2006	7,061,165	3,843,980	$3.51
Granted	—	—	$—
Exercised	—	—	$—
Forfeited	163,895	(163,895)	$3.01

Balance at June 30, 2007	7,225,060	3,680,085	$3.53	4.43	$2,060

Exercisable		3,357,018	$3.57	4.15	$1,990

Exercisable and expected to vest		3,637,763	$3.53	4.39	$2,050

The aggregate intrinsic value is based on the closing price of the Company’s common stock on June 29, 2007 of $3.18. Outstanding in the money options represented 1,689,411 shares, of which 1,581,929 were exercisable as of June 30, 2007.

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

13 of 49

Unrecognized compensation expense as of June 30, 2007 was $0.4 million and will be recognized ratably over the expected remaining term of approximately 1.4 years.

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

In February 2006, the Company’s Board of Directors approved a 300,000 share reserve increase for the Purchase Plan pursuant to the automatic adjustment provisions of the Purchase Plan. As of June 30, 2007, 2,350,000 shares of common stock had been reserved for issuance under the Purchase Plan with 1,647,113 shares issued, leaving 702,887 shares remaining for future issuance. During the six months ended June 30, 2007 and 2006, no shares were issued under the Purchase Plan.

No purchases have been permitted subsequent to November 10, 2005 due to restrictions on the Company’s ability to issue stock as a result of being delinquent in its SEC filings. Thus, there were no purchases under the Purchase Plan and employee contributions were terminated during the three months ended June 30, 2006. The termination of future contributions and extension of the purchase date were treated as modifications to the two year offering period which began May 10, 2005. The fair value associated with these modifications was calculated using the Black-Scholes option pricing model.

The assumptions used to value the shares to be issued under the Purchase Plan are as described in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	—	0.0%	—	0.0%
Expected term	—	1 year	—	1 year
Risk-free interest rate	—	5.01%	—	5.01%
Volatility rate	—	82%	—	82%

14 of 49

(11)	Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. In connection with the Company’s adoption of FIN 48, there was no cumulative effect adjustment necessary to the December 31, 2006 balance of retained earnings. Upon adoption, the income tax liabilities associated with uncertain tax positions at January 1, 2007 was $1,224,000, which would affect the tax rate upon realization. As of January 1, 2007, the Company reclassified this amount from current to noncurrent because payment of cash is not anticipated within one year of the balance sheet date. The noncurrent income tax liability is recorded in income taxes payable in the Company’s condensed consolidated balance sheet. The Company may have unrecognized tax benefits included in its deferred tax assets that have not yet been recognized due to the full valuation allowance recorded for these assets as of June 30, 2007 and December 31, 2006.

During the six months ended June 30, 2007, the Company increased the income tax liabilities for the unrecognized tax benefits, not including interest and penalties, from $1,224,000 at adoption to $1,307,000. The Company records interest and penalties related to unrecognized tax benefits in income tax expense and income taxes payable. At January 1, 2007, the Company had approximately $101,000 accrued for estimated interest. No estimated penalties have been accrued. The Company accrued an additional $32,000 of interest in the six months ended June 30, 2007. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

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

The Company determines the need for a valuation allowance on deferred tax assets in accordance with the provisions of SFAS 109, which requires that the Company weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for the future tax consequences attributable to operating losses and tax credit carry-forwards. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. The Company evaluated all significant available positive and negative evidence, including the existence of cumulative net losses in recent periods, benefits that could be realized from available tax strategies, and forecasts of future taxable income, in determining the need for a valuation allowance on its deferred tax assets. Cumulative net losses in recent periods represented sufficient negative evidence that was difficult for positive evidence to overcome the evaluation guidance of SFAS 109. Accordingly, the Company intends to maintain a valuation allowance against all of the Company’s net deferred tax assets in the United States and certain of the foreign jurisdictions until sufficient positive evidence, such as the resumption of a consistent earnings pattern, exists to support its reversal in accordance with SFAS 109. The Company has recorded deferred tax assets in certain foreign jurisdictions based on a history of profitability in those foreign jurisdictions.

(12)	Segment Information

Net sales information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$12,612	$10,074	$21,080	$17,891
Canada	718	659	883	1,284
Asia/Pacific	4,717	5,013	8,872	8,994
Europe/Africa/Middle East	4,342	5,465	10,973	8,601
Latin America	658	767	1,379	1,597

	$23,047	$21,978	$43,187	$38,367

15 of 49

Long-lived assets, which consist of property and equipment, were located in the following geographic regions (in thousands):

	June 30, 2007	December 31, 2006
United States	$22,286	$22,451
Canada	1,357	1,523
Taiwan and other Asia/Pacific	2,925	2,659
Europe/Africa/Middle East	1,346	1,431

	$27,914	$28,064

Net sales information by product category is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Wireline access	$7,472	$7,183	$13,337	$13,363
Cable broadband	10,145	6,930	16,231	12,720
Fiber optics	5,035	6,532	11,941	10,352
Signaling	395	1,333	1,678	1,932

	$23,047	$21,978	$43,187	$38,367

Verizon Communications, Inc. accounted for 26% and 21%, respectively, of the Company’s sales during the three and six months ended June 30, 2007. No single customer accounted for 10% or more of the Company’s sales during the three or six months ended June 30, 2006.

(13)	401(k) Plan

In 1996, the Company adopted a 401(k) Plan (the “Plan”). Participation in the Plan is available to all full-time employees. Each participant may elect to contribute up to 15% of his or her annual salary, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the Plan, which vests over a six-year period beginning on the employee’s date of hire. The Plan does not provide participants with an election to use their contributions to purchase the Company’s stock. The Company made contributions to the Plan of $0.2 million and $0.3 million during the three and six months ended June 30, 2007, respectively. The Company made no contributions to the Plan during the three and six months ended June 30, 2006.

16 of 49

(14)	Statements of Cash Flows

The Company presents its condensed consolidated statements of cash flows using the direct method. Following is a reconciliation of net loss to net cash used in operating activities (in thousands):

	Six Months Ended June 30,
	2007	2006
Net loss	$(7,455)	$(5,112)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,357	2,787
Stock-based compensation expense	185	594
Provision for losses on accounts receivable	275	2
Loss on disposal of property and equipment	533	52
Gain on sale of marketable securities	(248)	(2)
Deferred income taxes	486	176
Changes in operating assets and liabilities:
Accounts receivable	5,174	1,162
Inventories	(2,951)	(5,663)
Prepaid expenses and other assets	54	(379)
Accounts payable and accrued liabilities	(422)	3,066
Income taxes payable	(1,462)	(167)
Deferred revenue	1,129	2,551

Total adjustments	5,110	4,179

Net cash used in operating activities	$(2,345)	$(933)

(15)	Legal Proceedings and Contingencies

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

In May 2008, the court granted the Company’s motion to dismiss the plaintiff’s claims for a third time based on the insufficiency of the complaint, but left the plaintiff with the ability to further amend the complaint.

17 of 49

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

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of June 30, 2007, as a loss is not considered probable or estimable.

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

18 of 49

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

On May 1, 2008, the Company also announced plans to restructure its operations to more closely align them with its key strategic focus and more effectively target the residential triple play market, enhanced business services and the converging core network. The Company announced that it would consolidate its broadband, wireline and fiber optics operations. As a result of combining its business units and operations, the Company is likely to reduce or eliminate investment in some or all of them, reduce or eliminate product lines, reduce or eliminate its sales presence in certain geographic areas, reduce its market share and possibly reduce its revenues. As a part of a reduction in workforce associated with its restructuring and streamlining efforts, the Company released from service its Chief Operating Officer, Gerhard Beenen, effective June 30, 2008. The restructuring charge associated with this activity is estimated to be approximately $0.3 million and includes primarily employee severance and benefits costs.

19 of 49

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

The third factor is profitability. In general, profitability indicates our success in generating present and future cash flows from our operating activities. Key components of our profitability are net sales, cost of sales, and operating expenses. See the discussion directly below and “Results of Operations”.

Our net loss for the three and six months ended June 30, 2007 was $2.6 million and $7.5 million, respectively, compared to our net income of $0.1 million for the three months ended June 30, 2006 and our net loss of $5.1 million for the six months ended June 30, 2006. Our net loss during the current quarter was the result of cost of sales and operating expenses growing at a faster rate than the increase in net sales.

Our net sales for the six months ended June 30, 2007 increased $4.8 million, or 13%, from our net sales for the six months ended June 30, 2006. Our backlog at June 30, 2007 decreased to $12.4 million, representing an $8.0 million decrease from the backlog of $20.4 million at June 30, 2006 and a $3.2 million decrease from the backlog of $15.6 million at March 31, 2007. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in the amount of backlog orders for our products from quarter to quarter.

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

20 of 49

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

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of customers. Verizon Communications, Inc. accounted for 26% and 21% of our net sales during the three and six months ended June 30, 2007, respectively. No single customer accounted for 10% or more of our sales during the three and six months ended June 30, 2006. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers. These large customers have substantial negotiating leverage and the ability to obtain concessions that may negatively affect our business and products. We have occasionally offered terms and conditions, such as extended payment terms, that can impact our revenue recognition, margins and/or cash flows.

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

We have increasing sales denominated in Euros, and to a lesser degree, amounts in the Canadian dollar, Japanese yen, Korean won and other currencies, and have, in prior years, used derivative financial instruments to hedge our foreign exchange risks. We record the impact of changes in the current value of such forward contracts as other income or expense. We currently do not use forward contracts to hedge our foreign exchange risks. Foreign exchange exposure from sales made in foreign currencies is become more material to our results of operations. However, foreign exchange exposure from sales during the three and six months ended June 30, 2007 did not have a material effect on our results of operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of our international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See Part II, Item 1A, “Risk Factors—Risks of International Operations.”

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

21 of 49

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

We adopted SFAS 123R effective January 1, 2006, using the modified-prospective method of recognition of compensation expense related to share-based payments. Our condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 reflect the impact of adopting SFAS 123R.

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

On May 1, 2008, we also announced plans to restructure our operations to more closely align them with our key strategic focus and more effectively target the residential triple play market, enhanced business services and the converging core network. We announced that we would consolidate our broadband, wireline and fiber optics operations. As a result of combining our business units and operations, we are likely to reduce or eliminate investment in some or all of them, reduce or eliminate product lines, reduce or eliminate our sales presence in certain geographic areas, reduce our market share and possibly reduce our revenues. As a part of a reduction in force associated with our restructuring and streamlining efforts, we released from service our Chief Operating Officer, Gerhard Beenen, effective June 30, 2008. The restructuring charge associated with this activity is estimated to be approximately $0.3 million and includes primarily employee severance and benefits costs.

22 of 49

Results of Operations

Comparisons of the Three and Six Months Ended June 30, 2007 and 2006

Net Sales by Product Category

Our net sales by product category for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 are summarized as follows (in thousands, except percentages):

	Three Months Ended June 30		Variance in Dollars	Variance in Percent	Six Months Ended June 30		Variance in Dollars	Variance in Percent
	2007	2006			2007	2006
Wireline access	$7,472	$7,183	$289	4%	$13,337	$13,363	$(26)	0%
Cable broadband	10,145	6,930	3,215	46%	16,231	12,720	3,511	28%
Fiber optics	5,035	6,532	(1,497)	-23%	11,941	10,352	1,589	15%
Signaling	395	1,333	(938)	-70%	1,678	1,932	(254)	-13%

	$23,047	$21,978	$1,069	5%	$43,187	$38,367	$4,820	13%

Net sales increased 5% to $23.0 million and 13% to $43.2 million for the three and six months ended June 30, 2007, respectively, from the same periods in 2006. The increase in cable broadband products for the three and six months ended June 30, 2007 as compared to the same periods in 2006 was primarily due to increased sales of our CM products. The decrease in fiber optics products for the three months ended June 30, 2007 as compared to the same period in 2006 was primarily due to lower sales of our STT and MTT platforms. The decrease in signaling products sales for the three and six months ended June 30, 2007 as compared with the same periods in 2006 was primarily due to our inability to deliver TAMS system enhancements required to satisfy customer requirements. During the three and six months ended June 30, 2007 and 2006, our sales were not significantly affected by changes in prices.

Net Sales by Geography

Our net sales by geographic areas for the three and six months ended June 30, 2007 and 2006 are summarized as follows (in thousands, except percentages):

	Three Months Ended June 30		Variance in Dollars	Variance in Percent	Six Months Ended June 30		Variance in Dollars	Variance in Percent
	2007	2006			2007	2006
United States	$12,612	$10,074	$2,538	25%	$21,080	$17,891	$3,189	18%
Canada	718	659	59	9%	883	1,284	(401)	-31%
Asia/Pacific	4,717	5,013	(296)	-6%	8,872	8,994	(122)	-1%
Europe/Africa/Middle East	4,342	5,465	(1,123)	-21%	10,973	8,601	2,372	28%
Latin America	658	767	(109)	-14%	1,379	1,597	(218)	-14%

	$23,047	$21,978	$1,069	5%	$43,187	$38,367	$4,820	13%

The increase in the North American sales for the three and six months ended June 30, 2007 as compared to the same periods in 2006 is primarily due to increased sales of cable broadband products. The decrease in sales in Europe/Africa/Middle East for the three months ended June 30, 2007 as compared to the same period in 2006 is primarily due to lower sales of fiber optics products. The increase in sales in Europe/Africa/Middle East for the six months ended June 30, 2007 as compared to the same period in 2006 is primarily due to increased sales of wireline access and fiber optics products. Sales to Latin America remain a small part of our business, and small changes in order volume from this region can represent large percentage fluctuations.

International sales, including sales to Canada, decreased to $10.4 million, or 45% of net sales, for the three months ended June 30, 2007, from $11.9 million, or 54% of net sales, for the three months ended June 30, 2006 and increased to $22.1 million or 51% of net sales, for the six months ended June 30, 2007, from $20.5 million, or 53% of net sales, for the six months ended June 30, 2006.

23 of 49

Cost of Sales

	Three Months Ended June 30		Variance in Dollars	Variance in Percent	Six Months Ended June 30		Variance in Dollars	Variance in Percent
	2007	2006			2007	2006
(Dollars in thousands)
Cost of sales	$9,563	$7,042	$2,521	36%	$16,261	$13,104	$3,157	24%
Percentage of net sales	41%	32%			38%	34%

Cost of sales increased $2.6 million, to $9.6 million for the three months ended June 30, 2007, compared to $7.0 million for the same period in 2006. Gross margins were 59% and 68% of net sales for the three months ended June 30, 2007 and 2006, respectively. The lower gross margins were primarily the result of higher material costs related to changes in product mix. Gross margins are expected to be under continued pressure through 2007 as product mix, new product introductions and the regulatory impact on components adversely impact margins. Margins are expected to return to historic levels of approximately 60-65% in 2008.

Cost of sales increased $3.2 million to $16.3 million for the six months ended June 30, 2007, compared to $13.1 million for the same period in 2006. Gross margins were 62% and 66% of net sales for the six months ended June 30, 2007 and 2006, respectively. The lower gross margins were primarily the result of higher material costs related to changes in product mix.

Research and Development

	Three Months Ended June 30		Variance in Dollars	Variance in Percent	Six Months Ended June 30		Variance in Dollars	Variance in Percent
	2007	2006			2007	2006
(Dollars in thousands)
Research and development	$5,613	$4,897	$716	15%	$11,894	$10,166	$1,728	17%
Percentage of net sales	24%	22%			28%	26%

Research and development (“R&D”) expenses increased during the three months ended June 30, 2007 compared to the same period in 2006, primarily due to increased outside services expense of $0.2 million and higher headcount-related expenses of $0.2 million in the United States and at some of our international locations. R&D expenses increased during the six months ended June 30, 2007 compared to the same period in 2006, primarily due to increased outside services expense of $0.5 million, higher prototype expenses of $0.5 million and higher headcount-related expenses of $0.4 million. R&D expenses tend to fluctuate from period to period, depending on requirements at the various stages of our product development cycles. R&D expenses are expected to decline over time, as a percentage of sales as a result of efforts to consolidate product development activity.

Selling and Marketing

	Three Months Ended June 30		Variance in Dollars	Variance in Percent	Six Months Ended June 30		Variance in Dollars	Variance in Percent
	2007	2006			2007	2006
(Dollars in thousands)
Selling and marketing	$6,893	$6,500	$393	6%	$14,067	$12,603	$1,464	12%
Percentage of net sales	30%	30%			33%	33%

Selling and marketing expenses increased during the three months ended June 30, 2007 compared to the same period in 2006 primarily due to increased expense for outside services of $0.4 million. The increase in selling and marketing expenses for the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to increased headcount-related expenses of $0.6 million sales and increased expense for outside services of $0.5 million.

General and Administrative

	Three Months Ended June 30		Variance in Dollars	Variance in Percent	Six Months Ended June 30		Variance in Dollars	Variance in Percent
	2007	2006			2007	2006
(Dollars in thousands)
General and administrative	$4,184	$4,286	$(102)	-2%	$9,283	$8,355	$928	11%
Percentage of net sales	18%	20%			21%	22%

General and administrative (“G&A”) expenses were substantially unchanged during the three months ended June 30, 2007 compared to the same period in 2006. G&A expenses increased during the six months ended June 30, 2007 compared to the same period in 2006 primarily due to increased headcount-related expenses of $0.6 million and increased accounting and audit related professional services expenses of $0.5 million, partially offset by lower legal fees of $0.6 million. G&A expenses are expected to continue at similar levels through the first half of 2008 as decreased legal expenses are offset by increased costs of compliance with Sarbanes-Oxley and continuing accounting and audit related expenses.

24 of 49

Other Income, Net

	Three Months Ended June 30		Variance in Dollars	Variance in Percent	Six Months Ended June 30		Variance in Dollars	Variance in Percent
	2007	2006			2007	2006
(Dollars in thousands)
Other income, net	$380	$522	$(142)	-27%	$890	$873	$17	2%
Percentage of net sales	2%	2%			2%	2%

Other income, net primarily consists of interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net decreased for the three months ended June 30, 2007 compared to the same period in 2006 primarily due to the impact of currency fluctuations, offset by realized gains of $112,000 on the sale of Top Union stock recognized in the three months ended June 30, 2007.

Income Tax Expense (Benefit)

Income tax expense (benefit) consisted primarily of state and foreign income taxes. We recorded an income tax benefit of $0.2 million during the three months ended June 30, 2007 and $0.3 million for the same period in 2006. We recorded an income tax expense of less than $0.1 million during the six months ended June 30, 2007 and income tax expense of $0.1 million during the same period in 2006.

Liquidity and Capital Resources

Cash Requirements and Capital Resources

At June 30, 2007 and December 31, 2006, we had working capital of $35.6 million and $40.7 million, respectively, and cash and cash equivalents and short-term investments of $17.6 million and $22.0 million, respectively.

In 2001, we obtained a loan from the Italian government, which bears interest at 2% a year. At June 30, 2007, the outstanding balance on this loan was $0.6 million, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003. We also have short-term notes and other borrowings, with an aggregate amount due of $24,000.

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

On August 12, 2008, we amended our secured revolving credit arrangement with SVB to extend the term of all indebtedness to August 12, 2009. We also reduced our required Quick Ratio Covenant to 0.80:1.00 (from 1:1) and our required minimum Tangible Net Worth Covenant to $44 million for the fiscal quarters ending September 30, 2008 and December 31, 2008 and to $40 million for the fiscal quarters ending March 31, 2009 and June 30, 2009 (from $50 million for all such periods). In addition, SVB also gave a limited waiver of existing default to us due to our Tangible Net Worth being less than $50 million as of the fiscal quarter ended June 30, 2008. As of June 30, 2007, there were no amounts outstanding under this revolving credit agreement. As of August 31, 2008, there was $3.0 million outstanding under this revolving credit agreement.

On February 6, 2008, we announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a 12% reduction in our worldwide workforce, across all functional areas, and a shut-down of certain international offices. On May 1, 2008, we also announced plans to restructure our operations to more closely align them

25 of 49

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

Cash used in operating activities was $2.3 million during the six months ended June 30, 2007, compared with $0.9 million during the same period of 2006. The increase in cash used in operating activities was primarily due to a $8.2 million increase in cash paid to suppliers and employees and a $0.9 million increase in income taxes paid, offset by a $7.4 million increase in cash received from customers. The increase in cash received from customers was primarily attributable to the timing of sales during the period. The increase in cash paid to suppliers and employees was primarily the result of increased inventory purchases and increased costs of operations. In general, our ability to generate positive cash flows from operations depends on our ability to generate and collect cash from future sales, while maintaining a cost structure lower than those sales amounts. Therefore, sales volume is the most significant uncertainty in our ability to generate positive cash flows from operations.

Cash provided by investing activities was $1.6 million during the six months ended June 30, 2007, compared with $2.8 million during the same period of 2006. During the six months ended June 30, 2007, cash was provided by proceeds from the sale of $4.6 million in short-term investments, offset by $2.2 million in cash used for capital expenditures and $1.0 million of purchases of short-term investments. During the six months ended June 30, 2006, cash was provided by proceeds from the sale of $6.1 million in short-term investments, offset by $3.3 million in cash used for capital expenditures. As of June 30, 2007, we had no plans for nonrecurring capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash used in financing activities was $0.1 million during the six months ended June 30, 2007, compared with $0.4 million during the same period of 2006. During the first six months of 2007, the primary financing activity that used cash was the repayment of $0.1 million on notes payable. During the first six months of 2006, the primary financing activities that used cash were an increase in restricted cash of $0.3 million and the repayment of $0.1 million on notes payable.

Debt Instruments, Guarantees, and Related Covenants

Our outstanding debt at June 30, 2007 consisted primarily of a $0.6 million loan from the Italian government for research and development use that is payable in semi-annual payments that started in the second half of 2003 and ends in 2011. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook, or an inability to achieve such changes, which would have any significant impact on our operations. We are not subject to any debt covenants that we believe might have a material impact on our business.

On August 13, 2007, we entered into a $10 million revolving credit arrangement and line of credit facility with Silicon Valley Bank. It is collateralized by substantially all of our assets. As of June 30, 2007, there were no amounts outstanding under this revolving credit agreement. As of August 31, 2008, there was $3.0 million outstanding under this revolving credit agreement and we are in compliance with all operating and financial covenants. Please refer to “Note 16—Subsequent Events” of our Notes to Condensed Consolidated Financial Statements for information regarding our current Revolving Credit Agreement.

26 of 49

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Contractual Obligations

During the three and six months ended June 30, 2007, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheet, except changes related to the adoption of FIN 48. Effective January 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. As of June 30, 2007, the liability for uncertain tax positions was $1,440,000, including accrued interest. No cash payment is expected to be paid within one year.

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

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must reach before financial statement recognition. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s fiscal year 2007. The effect of the adoption of FIN 48 on our condensed consolidated balance sheet at June 30, 2007 is summarized in “Note 11 – Income Taxes.”

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

27 of 49

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

28 of 49

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We sell our products in North America, the Asia/Pacific region, Latin America, Africa, the Middle East, and Europe and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a portion of our sales denominated in Euros, the Canadian dollar, Japanese yen, Korean won, and other currencies, which are also affected by changes in currency exchange rates. To hedge these risks, we have, at certain times, used derivative financial instruments. During the three and six months ended June 30, 2007, we had no material derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.

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

Equity Price Risk

At June 30, 2007, we owned 922,000 shares of the common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation, which we acquired as a strategic investment primarily during the years 1998 through 2000. We consider the Top Union stock to be “available-for-sale,” as that term is defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly we carry our holdings at their fair value on our balance sheet, with the unrealized gain or loss deferred as a component of stockholders’ equity. Because our holding is large relative to the normal trading volume in Top Union stock, we do not consider this to be a liquid investment, and therefore, we classify it as a non-current asset. The carrying amount of this investment as of June 30, 2007 was $474,000. This carrying amount may be affected by an adverse movement of equity market prices in Taiwan and internationally and would be affected by adverse movement in exchange rates. As of June 30, 2007, we did not have any hedging arrangements to protect our Top Union investment against adverse movements in equity prices or exchange rates.

29 of 49

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and determined that, as a result of the material weaknesses in internal control over financial reporting described below, as of June 30, 2007, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the course of our external audits for fiscal 2005 and 2006, we noted several adjustments identified by our external auditors associated with one of our operating divisions. We identified deficiencies in our staffing requirements and policy regarding the timely replacement of key financial personnel. We took actions to remediate this material weakness during 2007, but it remained a material weakness as of June 30, 2007.

In September 2007, we identified a material weakness in our internal control over financial reporting relating to the calculation of our tax provision. We identified failures to properly document the tax impact of SFAS 142 relating to goodwill amortization at the time of adoption on January 1, 2002 and the failure to recognize the impact of indefinite lived deferred tax liabilities during the first quarter of 2004 on our deferred tax balances and tax expense. Controls over the calculation of income tax were inadequate to ensure that intangible assets were appropriately identified and tracked, and that indeterminate lived deferred tax liabilities resulting from timing differences relating to goodwill were clearly identified and not offset against determinate lived deferred tax assets. In September 2007, we took action designed to remediate this material weakness, but it remained a material weakness as of June 30, 2007.

Controls at division level

During the course of our external audits for fiscal 2005 and 2006, we noted several adjustments identified by our external auditors associated with one of our operating divisions. In addition, revenue classification errors associated with this division caused a material error in our financial results for the first quarter of 2007 as preliminarily reported in our earnings press release, which has been properly corrected in our Form 10-Q. We believe the reasons for these errors were inadequate levels of training of divisional finance and accounting personnel, and inadequate staffing due to employee promotion and turnover. These errors resulted from a material weakness which consisted of deficiencies in our staffing requirements and policy regarding the timely replacement of key financial personnel. We consider these control deficiencies to be significant and in aggregate led to a material weakness in our internal control over financial reporting as of June 30, 2007. We took the following actions during 2007 to remediate this material weakness:

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

30 of 49

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

CHANGES IN INTERNAL CONTROL

There were no other changes in internal control over financial reporting during the second fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31 of 49

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

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of June 30, 2007 as a loss is not considered probable or estimable.

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

32 of 49

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

Management concluded that there were material weaknesses in our internal control over financial reporting as of June 30, 2007. We identified a material weakness in our internal control over financial reporting associated with our accounting for deferred income taxes, as well as deficiencies in our staffing requirements and policy regarding the timely filling of key financial positions impacting the preparation of our consolidated financial statements.

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

33 of 49

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

We have been unable to remain current in the filing of our periodic reports with the SEC, and our efforts to become current may require substantial management time and attention as well as additional accounting and legal expense. As a result of our restatement, we experienced significant delays in the filing of our periodic reports. In addition, if we are unable to become current in our filings with the SEC, we may face several adverse consequences. If we are unable to remain current in our filings with the SEC, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and will not be able to make offerings pursuant to existing registration statements pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” These restrictions could adversely affect our business, financial condition and results of operations.

34 of 49

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

On May 1, 2008, we also announced our plans to restructure our operations to more closely align them with our key strategic focus and more effectively target the residential triple play market, enhanced business services and the converging core network. We announced that we would combine our broadband and wireline and fiber optics. As a result of combining our business units and operations, we are likely to reduce or eliminate investment in some or all of them, reduce or eliminate product lines, reduce or eliminate our sales presence in certain geographies, reduce our market share and likely reduce our revenues.

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

Our balance sheet at June 30, 2007 included an amount designated as “Goodwill” of $12.6 million. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. For example, if our stock price continues to decline, our market capitalization may fall below the net asset value of the Company and could lead to an impairment charge. Additionally, we periodically evaluate the recoverability and the amortization period of our acquired technology rights. Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results.

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

35 of 49

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

36 of 49

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

Sales of our DSL and other wireline access products accounted for approximately 32% and 33% of our net sales for the three months ended June 30, 2007 and 2006, respectively, and accounted for approximately 31% and 35% of our net sales for the six months ended June 30, 2007 and 2006, respectively. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may, at any time, adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and continue to reduce or eliminate the demand for our DSL products.

37 of 49

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

Moreover, a relatively small number of customers account for a large percentage of our net sales. Net sales from our top five customers accounted for approximately 43% and 26% of total net sales in the three months ended June 30, 2007 and 2006, respectively, and accounted for approximately 38% and 23% of total net sales in the six months ended June 30, 2007 and 2006, respectively. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period.

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

38 of 49

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

39 of 49

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

Sales to customers located outside of the United States accounted for approximately 45% and 54% of our net sales in the three months ended June 30, 2007 and 2006, respectively, and accounted for approximately 51% and 53% of our net sales in the six months ended June 30, 2007 and 2006, respectively. We expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. As a result, we will face various risks relating to our international operations, including the following:

•	fluctuations in foreign currency exchange rates and the risks of using hedging strategies to minimize our exposure to these fluctuations;

•	potentially adverse tax consequences related to acquisitions and operations, including the ability to claim goodwill deductions and a foreign tax credit against U.S. federal income taxes; and

40 of 49

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

In addition, the Asia/Pacific and Latin America regions, both high-growth emerging markets for telecommunications equipment, have experienced instability in many of their economies and significant devaluations in local currencies. Sales from customers located in these regions accounted for approximately 23% and 26%, respectively, of our total sales in the three months ended June 30, 2007 and 2006 and approximately 24% and 28%, respectively, of our total sales in the six months ended June 30, 2007 and 2006. These economic instabilities may continue or worsen, which could have a material adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

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

41 of 49

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

42 of 49

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

43 of 49

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

44 of 49

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

45 of 49

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

46 of 49

ITEM 6.	EXHIBITS

Exhibit Number		Incorporated by Reference
	Description	Form	Date	Exhibit Number	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

47 of 49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE TELECOM INCORPORATED
(Registrant)
Date: September 10, 2008

	By:	/s/ Paul A. Marshall
Paul A. Marshall
President and Chief Executive Officer

	By:	/s/ Richard D. Kent
Richard D. Kent
Chief Financial Officer

48 of 49

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

49 of 49