Form 10-Q
period 2007-09-30
SUNRISE TELECOM INC
filed 2008-09-10
CIK 907152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

2 of 46

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

3 of 46

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data, unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$13,367	$17,450
Short-term investments	1,003	4,565
Accounts receivable, net of allowance of $542 and $281, respectively	16,095	22,079
Inventories	20,131	17,639
Prepaid expenses and other assets	1,846	1,674
Deferred tax assets	366	417

Total current assets	52,808	63,824
Property and equipment, net	28,032	28,064
Restricted cash	297	300
Marketable securities	—	861
Goodwill	12,682	12,608
Intangible assets, net	1,088	1,084
Other assets	807	917

Total assets	$95,714	$107,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$183	$181
Accounts payable	3,034	2,453
Other accrued liabilities	13,336	14,518
Income taxes payable	405	3,562
Deferred revenue	3,008	2,416

Total current liabilities	19,966	23,130
Notes payable, less current portion	411	528
Income taxes payable	1,498	—
Deferred revenue, less current portion	39	25
Deferred tax liabilities	1,722	1,239

Total liabilities	23,636	24,922

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,349,058 shares outstanding as of September 30, 2007 and December 31, 2006	51	51
Additional paid-in capital	77,700	77,426
Retained earnings (deficit)	(6,608)	3,764
Accumulated other comprehensive income	935	1,495

Total stockholders’ equity	72,078	82,736

Total liabilities and stockholders’ equity	$95,714	$107,658

See accompanying notes to condensed consolidated financial statements.

4 of 46

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$22,934	$24,843	$66,121	$63,210
Cost of sales	8,636	8,434	24,897	21,538

Gross profit	14,298	16,409	41,224	41,672

Operating expenses:
Research and development	5,935	5,234	17,829	15,400
Selling and marketing	7,256	6,388	21,323	18,991
General and administrative	4,458	3,892	13,741	12,247

Total operating expenses	17,649	15,514	52,893	46,638

Income (loss) from operations	(3,351)	895	(11,669)	(4,966)
Other income, net	1,187	397	2,077	1,270

Income (loss) before income taxes	(2,164)	1,292	(9,592)	(3,696)
Income tax expense	753	234	780	358

Net income (loss)	$(2,917)	$1,058	$(10,372)	$(4,054)

Net income (loss) per share:
Basic and diluted	$(0.06)	$0.02	$(0.20)	$(0.08)

Shares used in per share computation:
Basic	51,349	51,349	51,349	51,349

Diluted	51,349	51,486	51,349	51,349

See accompanying notes to condensed consolidated financial statements.

5 of 46

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Cash received from customers	$72,448	$67,851
Cash paid to suppliers and employees	(77,295)	(71,323)
Income taxes paid	(1,903)	(251)
Interest and other receipts, net	2,286	1,500

Net cash used in operating activities	(4,464)	(2,223)

Cash flows from investing activities:
Proceeds from sales of short-term investments	4,556	6,625
Purchases of short-term investments	(993)	(1,550)
Proceeds from sales of marketable securities	976	4
Capital expenditures	(3,546)	(5,182)
Acquisition of intangible assets	(224)	—

Net cash provided by (used in) investing activities	769	(103)

Cash flows from financing activities:
Decrease (increase) in restricted cash	3	(283)
Payments on notes payable	(152)	(208)

Net cash used in financing activities	(149)	(491)

Effect of exchange rate changes on cash and cash equivalents	(239)	(50)

Net decrease in cash and cash equivalents	(4,083)	(2,867)
Cash and cash equivalents at the beginning of the period	17,450	18,324

Cash and cash equivalents at the end of the period	$13,367	$15,457

Supplemental Disclosures
Cash paid for interest	$29	$18

See accompanying notes to condensed consolidated financial statements.

6 of 46

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

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. Potential common equivalent shares from weighted average outstanding stock options of 3,262,749, and 3,353,875 for the three and nine months ended September 30, 2007, respectively, and 4,435,692 and 4,522,335 for the three and nine months ended September 30, 2006, respectively, were excluded from the calculation of diluted net income (loss) per share presented in the condensed consolidated statements of operations because their effect would have been anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic loss—weighted-average number of common shares outstanding	51,349	51,349	51,349	51,349
Effect of dilutive potential common equivalent shares - stock options outstanding	—	137	—	—

Diluted loss— weighted-average number of common and common equivalent shares outstanding	51,349	51,486	51,349	51,349

7 of 46

(d)	Share-Based Compensation

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

On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must reach before financial statement recognition. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted the provisions of FIN 48. The effect of the adoption of FIN 48 on our condensed consolidated financial statements at September 30, 2007 is summarized in “Note 11 – Income Taxes.”

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

8 of 46

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

Mr. Chang is the owner of Telecom Research Center (“TRC”). During the nine months ended September 30, 2006, the Company purchased equipment used in its manufacturing process totaling $30,000 from TRC. The Company made no purchases of equipment from TRC used in its manufacturing process in fiscal year 2007. The Company had no accounts payable to TRC at September 30, 2007 and December 31, 2006. The terms of the Company’s transactions with TRC are similar to those with unrelated parties. The Company’s business relationship with TRC was reviewed and approved by the Company’s Board of Directors and Audit Committee.

(3)	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$10,147	$11,323
Work in process	5,525	2,732
Finished goods	4,459	3,584

	$20,131	$17,639

(4)	Comprehensive Income (Loss)

Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the equity of the Company that are excluded from net income (loss). The components of the Company’s comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(2,917)	$1,058	$(10,372)	$(4,054)
Change in unrealized gain on available-for-sale investments, net of related tax effect	(218)	132	(407)	479
Change in foreign currency translation adjustments, net of tax	(108)	23	(153)	17

Total comprehensive (loss) income	$(3,243)	$1,213	$(10,932)	$(3,558)

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

Short-term investments as of September 30, 2007 and December 31, 2006 consist primarily of market auction rate notes that reset every seven to ninety days, but have an underlying maturity that extends beyond ninety days. The fair value of short-term investments approximates cost as of September 30, 2007 and December 31, 2006.

9 of 46

Non-current marketable securities at September 30, 2007 and December 31, 2006, consisted of common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation. The Company has classified this investment as an available-for-sale security, which is stated at fair value with the unrealized gain presented as a separate component of other comprehensive gain (loss).

During the three months ended September 30, 2007, the Company sold its remaining 922,000 shares of Top Union stock, realizing gross proceeds of approximately $531,000 and gains of $336,000. During the nine months ended September 30, 2007, the Company sold 1,883,000 shares of Top Union stock, realizing gross proceeds of approximately $976,000 and gains of $521,000. The Company made no sales of Top Union stock during the three months ended September 30, 2006, and sold 9,000 shares in the nine months ended September 30, 2006, for gross proceeds of $4,000 and realizing gains of $2,000.

(6)	Goodwill and Other Intangible Assets

Acquired intangible assets consisted of the following (in thousands):

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,883	$(6,844)	$39
Non-compete (four years)	241	(241)	—
Licenses (five years)	637	(595)	42
Patents and trademarks (two to seventeen years)	1,165	(158)	1,007

	$8,926	$(7,838)	$1,088

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,878	$(6,697)	$181
Non-compete (four years)	230	(204)	26
Licenses (five years)	637	(554)	83
Patents and trademarks (two to seventeen years)	925	(131)	794

	$8,670	$(7,586)	$1,084

The Company amortizes intangible assets on a straight-line basis over their estimated useful lives of up to seventeen years. Aggregate amortization expense for the three months ended September 30, 2007 and 2006 was $42,000 and $208,000, respectively, and for the nine months ended September 30, 2007 and 2006 was $260,000 and $560,000, respectively. Amortization expense is classified as a general and administrative expense on the Company’s condensed consolidated statements of operations.

Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Year ending December 31,	Amount
2007 (remaining 3 months)	$34
2008	92
2009	40
2010	40
2011	40
Thereafter	842

$1,088

10 of 46

The change in the carrying amount of goodwill during the nine months ending September 30, 2007 was as follows (in thousands):

Balance as of December 31, 2006	$12,608
Effect of foreign currency translation	74

Balance as of September 30, 2007	$12,682

The Company performs its annual impairment test of goodwill, as required by SFAS No. 142, Goodwill and Other Intangible Assets, as of November 30 of each fiscal year, unless a triggering event occurs before that date.

(7)	Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Insurance deposits	$390	$494
Rental deposits	350	324
Other deposits	67	99

	$807	$917

(8)	Product Warranties Liability

Changes in the Company’s liability for product warranties, which is included in other accrued liabilities in the condensed consolidated balance sheets, during the nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Balance at Beginning of Period	Warranty Expense	Warranty Costs	Balance at End of Period
Nine months ended September 30, 2007	$1,656	$1,014	$(1,359)	$1,311
Nine months ended September 30, 2006	$834	$805	$(716)	$923

(9)	Short-term Borrowings and Notes Payable

As a result of various acquisitions completed prior to 2004, the Company assumed three non-interest bearing notes payable outstanding. The aggregate outstanding balance on these notes at September 30, 2007 was $24,000. In addition, the Company has a loan from the Italian government, which bears interest at 2% per year. As of September 30, 2007, the outstanding balance on this loan was $570,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003.

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Year ending December 31,	Amount
2007 (remaining 3 months)	$11
2008	170
2009	165
2010	165
2011	83

$594

(10)	Share-Based Compensation

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

11 of 46

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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Under SFAS 123R, tax benefits associated with excess tax deductions normally creditable to additional paid-in capital are not recognized until the deduction reduces taxes payable. Accordingly, no tax benefit related to excess tax deductions from qualified stock options was recognized during the three and nine months ended September 30, 2007.

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2007 as a result of the adoption of SFAS 123R was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales	$5	$10	$16	$40
Research and development	28	56	87	330
Selling and marketing	34	73	109	277
General and administrative	22	33	62	119

Total	$89	$172	$274	$766

The Company has historically issued new shares upon the exercise of stock options or employee stock purchase plan purchases.

Stock Options

In April 2000, the Company’s Board of Directors approved the adoption of the 2000 Stock Plan (the “Stock Plan”). The Stock Plan became effective upon the Company’s initial public offering in July 2000. The total number of shares reserved for issuance under the Stock Plan equaled 7,750,000 shares of common stock, plus 5,250,000 shares of common stock that remained reserved for issuance under the 1993 stock option plan as of the date the Stock Plan became effective, for a total of 13,000,000 shares. All outstanding options under the 1993 stock option plan are administered under the 2000 Stock Plan but will continue to be governed by their existing terms. As of September 30, 2007, the Company had granted options to purchase 9,846,346 shares of its common stock to its employees, directors, and consultants and 4,193,648 options were canceled and returned to the Stock Plan, leaving 7,347,302 shares available for future grants.

12 of 46

Options may be granted as incentive stock options or nonstatutory stock options at the fair market value of such shares on the date of grant as determined by the Board of Directors. Options granted subsequent to 1996 vest over a four-year period, and expire 10 years from the date of grant, or sooner, upon termination of employment or if the stock plan is terminated by the Board of Directors. Approximately 50,000 and 166,000 shares associated with options granted in prior periods vested in the three and nine months ended September 30, 2007.

The options granted under the 1993 stock option plan include a provision whereby the option holder may elect at any time to exercise the option prior to its vesting. Unvested shares so purchased are subject to a repurchase right by the Company at the original purchase price. Such right lapses at a rate equivalent to the vesting period of the original option. As of September 30, 2007, there were no shares issued and subject to repurchase.

The following table summarizes stock option activity for the nine months ended September 30, 2007.

	Options Available for Grant	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Balance at December 31, 2006	7,061,165	3,843,980	$3.51
Granted	—	—	$—
Exercised	—	—	$—
Forfeited	286,137	(286,137)	$3.61

Balance at September 30, 2007	7,347,302	3,557,843	$3.50	4.19	$414

Exercisable		3,330,076	$3.53	3.99	$414

Exercisable and expected to vest		3,528,006	$3.50	4.16	$413

The aggregate intrinsic value is based on the closing price of the Company’s common stock on September 30, 2007 of $2.10. Outstanding in the money options represented 1,060,856 shares, all of which were exercisable as of September 30, 2007.

The Company has not granted stock options or other share-based awards since August 2005 and options holders have not been permitted to exercise options since December 2005 due to the Company not being current in its SEC filings. Thus, there were no stock options exercised during the three and nine months ended September 30, 2007 and 2006. As of August 31, 2008, management has committed to present to the Compensation Committee of the Board of Directors proposed new-hire grants totaling 326,500 shares at an exercise price to be determined at the date of grant upon the Company becoming current in its filings with the SEC. These anticipated option grants are not included in the above table.

Unrecognized compensation expense as of September 30, 2007 was $0.3 million and will be recognized ratably over the expected remaining term of approximately 1.2 years.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan (the “Purchase Plan”) became effective in April 2000. The Purchase Plan allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the fair market value (“FMV”) at the beginning of the offering period

13 of 46

or the exercise date. The offering period extends for up to two years and includes four exercise dates occurring at six month intervals. Under the terms of the plan, if the FMV at an exercise date is less than the FMV at the beginning of the offering period, the current offering period will terminate and a new offering period of up to two years will commence.

In February 2006, the Company’s Board of Directors approved a 300,000 share reserve increase for the Purchase Plan pursuant to the automatic adjustment provisions of the Purchase Plan. As of September 30, 2007, 2,350,000 shares of common stock had been reserved for issuance under the Purchase Plan with 1,647,113 shares issued, leaving 702,887 shares remaining for future issuance. During the three and nine months ended September 30, 2007 and 2006, no shares were issued under the Purchase Plan.

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

The assumptions used to value the shares to be issued under the Purchase Plan are described in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	—	—	—	0.0%
Expected term	—	—	—	1 year
Risk-free interest rate	—	—	—	5.01%
Volatility rate	—	—	—	82%

(11)	Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. In connection with the Company’s adoption of FIN 48, there was no cumulative effect adjustment necessary to the December 31, 2006 balance of retained earnings. Upon adoption, the income tax liabilities associated with uncertain tax positions at January 1, 2007 was $1,224,000, which would affect the tax rate upon realization. As of January 1, 2007, the Company reclassified this amount from current to noncurrent because payment of cash is not anticipated within one year of the balance sheet date. The noncurrent income tax liability is recorded in income taxes payable in the Company’s condensed consolidated balance sheet. The Company may have unrecognized tax benefits included in its deferred tax assets that have not yet been recognized due to the full valuation allowance recorded for these assets as of September 30, 2007 and December 31, 2006.

During the nine months ended September 30, 2007, the Company increased the income tax liabilities for the unrecognized tax benefits, not including interest and penalties, from $1,224,000 at adoption to $1,349,000. The Company records interest and penalties related to unrecognized tax benefits in income tax expense and income taxes payable. At January 1, 2007, the Company had approximately $101,000 accrued for estimated interest. No estimated penalties have been accrued. The Company accrued an additional $48,000 of interest during the nine months ended September 30, 2007. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

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

14 of 46

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

(12)	Segment Information

Net sales information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$9,715	$13,301	$30,795	$31,819
Canada	409	368	1,292	1,025
Asia/Pacific	3,757	5,347	12,629	14,341
Europe/Africa/Middle East	8,173	5,273	19,146	13,874
Latin America	880	554	2,259	2,151

	$22,934	$24,843	$66,121	$63,210

Long-lived assets, which consist of property and equipment, were located in the following geographic regions (in thousands):

	September 30, 2007	December 31, 2006
United States	$22,399	$22,451
Canada	1,305	1,523
Taiwan and other Asia/Pacific	2,974	2,659
Europe/Africa/Middle East	1,354	1,431

	$28,032	$28,064

Net sales information by product category is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Wireline access	$9,581	$8,485	$22,918	$21,848
Cable broadband	6,398	7,997	22,629	20,717
Fiber optics	4,337	6,997	16,278	17,349
Signaling	2,618	1,364	4,296	3,296

	$22,934	$24,843	$66,121	$63,210

Verizon Communications, Inc. accounted for 17% of the Company’s sales during the nine months ended September 30, 2007. No customer accounted for 10% or more of the Company’s sales during the three months ended September 30, 2007. Verizon Communications, Inc. accounted for 13% and 11%, respectively, of the Company’s sales during the three and nine months ended September 30, 2006.

15 of 46

(13)	401(k) Plan

In 1996, the Company adopted a 401(k) Plan (the “Plan”). Participation in the Plan is available to all full-time employees. Each participant may elect to contribute up to 15% of his or her annual salary, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the Plan, which vests over a six-year period beginning on the employee’s date of hire. The Plan does not provide participants with an election to use their contributions to purchase the Company’s stock. The Company made contributions to the Plan of $0.1 million and $0.4 million during the three and nine months ended September 30, 2007, respectively. The Company made no contributions to the Plan during the three and nine months ended September 30, 2006.

(14)	Statements of Cash Flows

The Company presents its condensed consolidated statements of cash flows using the direct method. Following is a reconciliation of net loss to net cash used in operating activities (in thousands):

	Nine Months Ended September 30,
	2007	2006
Net loss	$(10,372)	$(4,054)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,469	3,993
Stock-based compensation expense	274	766
Provision for losses on accounts receivable	261	60
Loss on disposal of property and equipment	722	223
Gain on sale of marketable securities	(521)	(2)
Deferred income taxes	534	264
Changes in operating assets and liabilities:
Accounts receivable	5,723	1,526
Inventories	(2,969)	(9,642)
Prepaid expenses and other assets	(65)	(599)
Accounts payable and accrued liabilities	(467)	2,614
Income taxes payable	(1,659)	(159)
Deferred revenue	606	2,787

Total adjustments	5,908	1,831

Net cash used in operating activities	$(4,464)	$(2,223)

(15)	Legal Proceedings and Contingencies

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

16 of 46

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

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of September 30, 2007, as a loss is not considered probable or estimable.

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

17 of 46

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

Restructuring

On February 6, 2008, the Company announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a reduction in the Company’s worldwide workforce, across all functional areas, and a shut-down of certain international offices. The restructuring charge is estimated to be approximately $1.4 million and includes employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment that will be disposed of and was recorded in the first quarter of fiscal 2008.

On May 1, 2008, the Company also announced plans to restructure its operations to more closely align them with its key strategic focus and more effectively target the residential triple play market, enhanced business services and the converging core network. The Company announced that it would consolidate its broadband, wireline and fiber optics operations. As a result of combining its business units and operations, the Company is likely to reduce or eliminate investment in some or all of them, reduce or eliminate product lines, reduce or eliminate its sales presence in certain geographic areas, reduce its market share and possibly reduce its revenues. As a part of a reduction in workforce associated with its restructuring and streamlining efforts, the Company released from service its Chief Operating Officer, Gerhard Beenen, effective June 30, 2008. The restructuring charge is estimated to be approximately $0.3 million and includes primarily employee severance and benefits costs.

18 of 46

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

Our net loss for the three and nine months ended September 30, 2007 was $2.9 million and $10.4 million, respectively, compared to net income of $1.1 million for the three months ended September 30, 2006 and a net loss of $4.1 million for the nine months ended September 30, 2006. Our net loss during the quarter ended September 30, 2007 was the result of lower sales volume, along with higher cost of sales and increased operating expenses.

Our net sales for the nine months ended September 30, 2007 increased $2.9 million, or 5%, from net sales for the same period in 2006. Our backlog at September 30, 2007 decreased to $11.3 million, a $4.6 million decrease from the backlog of $15.9 million at September 30, 2006. Backlog decreased $1.1 million from the previous quarter backlog of $12.4 million at June 30, 2007. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in the amount of backlog orders for our products from quarter to quarter.

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

19 of 46

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

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of customers. Verizon Communications, Inc. accounted for 17% of our net sales during the nine months ended September 30, 2007. No single customer accounted for 10% or more of our net sales during the three months ended September 30, 2007. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers. These large customers have substantial negotiating leverage and the ability to obtain concessions that may negatively affect our business and products. We have occasionally offered terms and conditions, such as extended payment terms, that can impact our revenue recognition, margins and/or cashflows.

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

We have increasing sales denominated in Euros, and to a lesser degree, amounts in the Canadian dollar, Japanese yen, Korean won and other currencies, and have, in prior years, used derivative financial instruments to hedge our foreign exchange risks. We record the impact of changes in the current value of such forward contracts as other income or expense. We currently do not use forward contracts to hedge our foreign exchange risks. Foreign exchange exposure from sales made in foreign currencies is becoming more material to our results of operations. However, foreign exchange exposure from sales during the three and nine months ended September 30, 2007 did not have a material effect on our results of operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of our international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See Part II, Item 1A, “Risk Factors—Risks of International Operations.”

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

20 of 46

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

We adopted SFAS 123R effective January 1, 2006, using the modified-prospective method of recognition of compensation expense related to share-based payments. Our condensed consolidated statements of operations for the three and nine months ended September 31, 2007 and 2006 reflect the impact of adopting SFAS 123R.

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

On February 6, 2008, we announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a 12% reduction in our worldwide workforce, across all functional areas, and a shut-down of certain international offices. The cost reduction program, when fully implemented, is expected to save approximately $10-12 million per year on a pre-tax basis. We recognized a one-time charge of approximately $1.4 million associated with employee severance payments, lease terminations, and other miscellaneous charges during the first quarter of fiscal 2008. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment that will be disposed.

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

21 of 46

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2007 and 2006

Net Sales by Product Category

Our net sales by product category for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 are summarized as follows (in thousands, except percentages):

	Three Months Ended September 30		Variance in Dollars	Variance in Percent	Nine Months Ended September 30		Variance in Dollars	Variance in Percent
	2007	2006			2007	2006
Wireline access	$9,581	$8,485	$1,096	13%	$22,918	$21,848	$1,070	5%
Cable broadband	6,398	7,997	(1,599)	-20%	22,629	20,717	1,912	9%
Fiber optics	4,337	6,997	(2,660)	-38%	16,278	17,349	(1,071)	-6%
Signaling	2,618	1,364	1,254	92%	4,296	3,296	1,000	30%

	$22,934	$24,843	$(1,909)	-8%	$66,121	$63,210	$2,911	5%

Net sales decreased 8% to $22.9 million for the three months ended September 30, 2007 from the same period in 2006. The sales increase in wireline access products was primarily the result of increases in orders for our SSMTT product line. The sales increase in signaling products was primarily the result of delivery of the TAMS solution to service providers in Europe. Among cable broadband products, decreased sales were primarily due to decreased orders for our CM and AT2500R product lines. Among fiber optics products, the decrease in sales was attributable to decreased sales of our STT and MTT platforms. The decrease in cable broadband was primarily the result of lower sales of our AT2500 product line. During the three and nine months ended September 30, 2007, our sales were not significantly affected by changes in prices.

Net sales increased 5% to $66.1 million for the nine months ended September 30, 2007 from the same period in 2006. The sales increase in wireline access products was primarily the result of increases in orders for our SSMTT product line. Among cable broadband products, increased sales were primarily due to increased orders for our CM product line. The sales increase in signaling products was primarily the result of delivery of the TAMS solution to service providers in Europe. The decrease in sales of fiber optics products was primarily the result of lower sales of our STT platform.

Net Sales by Geography

Our net sales by geographic areas for the three and nine months ended September 30, 2007 and 2006 are summarized as follows (in thousands, except percentages):

	Three Months Ended September 30		Variance in Dollars	Variance in Percent	Nine Months Ended September 30		Variance in Dollars	Variance in Percent
	2007	2006			2007	2006
United States	$9,715	$13,301	$(3,586)	-27%	$30,795	$31,819	$(1,024)	-3%
Canada	409	368	41	11%	1,292	1,025	267	26%
Asia/Pacific	3,757	5,347	(1,590)	-30%	12,629	14,341	(1,712)	-12%
Europe/Africa/Middle East	8,173	5,273	2,900	55%	19,146	13,874	5,272	38%
Latin America	880	554	326	59%	2,259	2,151	108	5%

	$22,934	$24,843	$(1,909)	-8%	$66,121	$63,210	$2,911	5%

The decrease in North American sales for the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to lower sales of our cable broadband and fiber optics products. The decrease in Asia/Pacific sales for the three months ended September 30, 2007 compared to the same period in 2006 was largely the result of lower sales of our wireline access products. The increase in sales in Europe for the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to increased sales of our wireline access products and delivery of the TAMS solution to service providers. International sales, including sales to Canada, increased to $13.2 million, or 58% of net sales, for the three months ended September 30, 2007, from $11.5 million, or 46% of net sales, for the same period in 2006.

The decrease in North American sales for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to lower sales of our wireline access and fiber optics products, partially offset by increased sales of our cable broadband products. The decrease in Asia/Pacific sales for the nine months ended September 30, 2007 compared to the same period in 2006 was largely the result of lower sales of our wireline access and signaling products. The increase in sales in Europe for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to increased sales of our wireline access products and delivery of the TAMS solution to service providers. International sales, including sales to Canada, increased to $35.3 million, or 53% of net sales, for the nine months ended September 30, 2007, from $31.4 million, or 50% of net sales, for the same period in 2006.

22 of 46

Cost of Sales

	Three Months Ended September 30		Variance in Dollars	Variance in Percent	Nine Months Ended September 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006			2007	2006
Cost of Sales	$8,636	$8,434	$202	2%	$24,897	$21,538	$3,359	16%
Percentage of net sales	38%	34%			38%	34%

Cost of sales increased $0.2 million to $8.6 million for the three months ended September 30, 2007 compared to $8.4 million for the same period in 2006. Gross margins were 62% and 66% of net sales for the three months ended September 30, 2007 and 2006, respectively. The lower gross margin was primarily the result of recording a charge for excess and obsolete inventory during the three months ended September 30, 2007. Gross margins are expected to be under continued pressure through the remainder of 2007 as product mix, new product introductions and the regulatory impact on components adversely impact margins. Margins are expected to return to historic levels of approximately 60-65% in 2008.

Cost of sales increased $3.4 million to $24.9 million for the nine months ended September 30, 2007 compared to $21.5 million for the same period in 2006. Gross margins were 62% and 66% of net sales for the nine months ended September 30, 2007 and 2006, respectively. The lower gross margin was primarily the result of higher direct material costs and recording a charge for excess and obsolete inventory during the nine months ended September 30, 2007.

Research and Development

	Three Months Ended September 30		Variance in Dollars	Variance in Percent	Nine Months Ended September 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006			2007	2006
Research and development	$5,935	$5,234	$701	13%	$17,829	$15,400	$2,429	16%
Percentage of net sales	26%	21%			27%	24%

Research and development (“R&D”) expenses increased during the three months ended September 30, 2007 compared to the same period in 2006 primarily due to increased headcount-related expenses of $0.4 million in the United States and at some of our international locations. R&D expenses increased during the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to increased headcount-related expenses of $0.8 million in the United States and at some of our international locations, increased prototype expenses of $0.6 million and higher spending for outside services of $0.6 million. R&D expenses are expected to decline over time as a percentage of sales as a result of our efforts to consolidate product development activity.

Selling and Marketing

	Three Months Ended September 30		Variance in Dollars	Variance in Percent	Nine Months Ended September 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006			2007	2006
Selling and marketing	$7,256	$6,388	$868	14%	$21,323	$18,991	$2,332	12%
Percentage of net sales	32%	26%			32%	30%

Selling and marketing expenses increased during the three months ended September 30, 2007 compared to the same period in 2006 primarily due to higher headcount-related expenses of $0.2 million, higher commission costs of $0.2 million and higher costs for outside services of $0.2 million. The increase for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to increased headcount-related expenses of $0.8 million, increased expense for outside services of $0.7 million and higher commission costs of $0.6 million associated with increased sales.

General and Administrative

	Three Months Ended September 30		Variance in Dollars	Variance in Percent	Nine Months Ended September 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006			2007	2006
General and administrative	$4,458	$3,892	$566	15%	$13,741	$12,247	$1,494	12%
Percentage of net sales	19%	16%			21%	19%

23 of 46

General and administrative (“G&A”) expenses increased during the three months ended September 30, 2007 compared to the same period in 2006 primarily due to increased expense for outside services of $0.5 million and higher professional fees of $0.5 million, partially offset by decreased headcount-related expenses of $0.3 million. G&A expenses increased during the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to higher spending for outside services of $0.6 million and headcount-related expenses of $0.3 million. G&A expenses are expected to continue at similar levels through the first half of 2008 as decreased legal expenses are offset by increased costs of compliance with Sarbanes-Oxley and continuing accounting and audit related expenses

Other Income, Net

	Three Months Ended September 30		Variance in Dollars	Variance in Percent	Nine Months Ended September 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006			2007	2006
Other income, net	$1,187	$397	$790	199%	$2,077	$1,270	$807	64%
Percentage of net sales	5%	2%			3%	2%

Other income, net primarily consists of interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net increased for the three months ended September 30, 2007 compared to the same period in 2006, primarily due to the impact of currency fluctuations of $0.5 million and realized gains of $0.3 million on the sale of Top Union stock recognized in the three months ended September 30, 2007. Other income, net increased for the nine months ended September 30, 2007 compared to the same period in 2006, primarily due to the impact of currency fluctuations of $0.2 million and realized gains of $0.6 million on the sale of Top Union stock recognized in the nine months ended September 30, 2007.

Income Tax Expense

Income tax expense consisted primarily of state and foreign income taxes. We recorded income tax expense of $0.8 million for the three and nine months ended September 30, 2007, compared to income tax expense of $0.2 million and $0.4 million, respectively, for the same periods in 2006.

Liquidity and Capital Resources

Cash Requirements and Capital Resources

At September 30, 2007 and December 31, 2006, we had working capital of $32.8 million and $40.7 million, respectively, and cash and cash equivalents and short-term investments of $14.4 million and $22.0 million, respectively.

In 2001, we obtained a loan from the Italian government, which bears interest at 2% a year. At September 30, 2007, the outstanding balance on this loan was $0.6 million, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003. We also have short-term notes and other borrowings, with an aggregate amount due of $24,000.

On August 13, 2007, we entered into a $10 million secured revolving credit arrangement, as well as a letter of credit facility, with Silicon Valley Bank (“SVB”). We may borrow, repay and reborrow under the line of credit facility at any time. The line of credit facility bears interest at the bank’s prime rate of 5.0% at August 31, 2008. Our line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable. The line of credit and facility expires on August 13, 2008. As of December 28, 2007, the revolving credit arrangement was amended to reduce our tangible net worth requirement from $57 million to $50 million. As of September 30, 2007, there were no amounts outstanding under this revolving credit agreement.

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

24 of 46

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

Cash used in operating activities was $4.5 million during the nine months ended September 30, 2007, compared with $2.2 million during the same period in 2006. The increase in cash used in operating activities was primarily due to a $6.0 million increase in cash paid to suppliers and employees and a $1.7 million increase in income taxes paid, offset by a $4.6 million increase in cash received from customers. The increase in cash paid to suppliers and employees was primarily the result of increased inventory purchases and increased costs of operations. The increase in cash paid in income taxes is due to income taxes paid in foreign locations. In general, our ability to generate positive cash flows from operations will depend on our ability to generate and collect cash from future sales, while maintaining a cost structure lower than those sales amounts. Therefore, sales volume is the most significant uncertainty in our ability to generate positive cash flows from operations.

Cash provided by investing activities was $0.8 million during the nine months ended September 30, 2007, compared with cash used by financing activities of $0.1 million during the same period in 2006. During the first nine months of 2007, cash was provided by proceeds from sales of short-term investments of $4.6 million, offset by $3.5 million in cash used for capital expenditures. As of September 30, 2007, we had no plans for nonrecurring capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash used in financing activities was $0.2 million during the nine months ended September 30, 2007, compared with $0.5 million during the same period in 2006. During the first nine months of 2007, the primary financing activity that used cash was the repayment of $0.2 million on notes payable.

Debt Instruments, Guarantees, and Related Covenants

Our outstanding debt at September 30, 2007 consisted primarily of a $0.6 million loan from the Italian government for research and development use that is payable in semi-annual payments that started in the second half of 2003 and ends in 2011. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook, or an inability to achieve such changes, which would have any significant impact on our operations. We are not subject to any debt covenants that we believe might have a material impact on our business.

On August 13, 2007, we entered into a $10 million revolving credit arrangement and line of credit facility with Silicon Valley Bank. It is collateralized by substantially all of our assets. As of September 30, 2007, there were no amounts outstanding under this revolving credit agreement. As of August 31, 2008, there was $3.0 million outstanding under this revolving credit agreement and we are in compliance with all operating and financial covenants. Please refer to “Note 16—Subsequent Events” of our Notes to Condensed Consolidated Financial Statements for information regarding our current Revolving Credit Agreement.

25 of 46

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Contractual Obligations

During the three and nine months ended September 30, 2007, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed consolidated balance sheet, except changes related to the adoption of FIN 48. Effective January 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. As of September 30, 2007, the liability for uncertain tax positions was $1,498,000, including accrued interest. No cash payment is expected to be paid within one year.

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

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must reach before financial statement recognition. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted the provisions of FIN 48, the adoption of which did not have a significant impact on the Company’s condensed consolidated financial statements. The effect of the adoption of FIN 48 on our condensed consolidated balance sheet at September 30, 2007 is summarized in “Note 11 – Income Taxes.”

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

26 of 46

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

27 of 46

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We sell our products in North America, the Asia/Pacific region, Latin America, Africa, the Middle East, and Europe and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a portion of our sales denominated in Euros, the Canadian dollar, Japanese yen, Korean won, and other currencies, which are also affected by changes in currency exchange rates. To hedge these risks, we have, at certain times, used derivative financial instruments. During the three and nine months ended September 30, 2007, we had no material derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.

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

28 of 46

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and determined that, as a result of the material weaknesses in internal control over financial reporting described below, as of September 30, 2007, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The Public Company Accounting Oversight Board’s Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting That Is Integrated with An Audit of Financial Statements (“AS 5”), defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of our external audits for fiscal 2005 and 2006, we noted several adjustments identified by our external auditors associated with one of our operating divisions. We identified deficiencies in our staffing requirements and policy regarding the timely replacement of key financial personnel. We took actions to remediate this material weakness during 2007, but it remained a material weakness as of September 30, 2007.

In September 2007, we identified a material weakness in our internal control over financial reporting relating to the calculation of our tax provision. We identified failures to properly document the tax impact of SFAS 142 relating to goodwill amortization at the time of adoption on January 1, 2002 and the failure to recognize the impact of indefinite lived deferred tax liabilities during the first quarter of 2004 on our deferred tax balances and tax expense. Controls over the calculation of income tax were inadequate to ensure that intangible assets were appropriately identified and tracked, and that indeterminate lived deferred tax liabilities resulting from timing differences relating to goodwill were clearly identified and not offset against determinate lived deferred tax assets. In September 2007, we took action designed to remediate this material weakness, but it remained a material weakness as of September 30, 2007.

Controls at division level

During the course of our external audits for fiscal 2005 and 2006, we noted several adjustments identified by our external auditors associated with one of our operating divisions. In addition, revenue classification errors associated with this division caused a material error in the financial results for the first quarter of 2007 provided in our first quarter 2007 earnings release, which has been properly corrected in our Form 10-Q. We believe the reasons for these errors were inadequate levels of training of divisional finance and accounting personnel, and inadequate staffing due to employee promotion and turnover. These errors resulted from a material weakness which consisted of deficiencies in our staffing requirements and policy regarding the timely replacement of key financial personnel. We consider these control deficiencies to be significant and in aggregate led to a material weakness in our internal control over financial reporting as of September 30, 2007. We took the following actions during 2007 to remediate this material weakness:

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

29 of 46

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

CHANGES IN INTERNAL CONTROL

There were no other changes in internal control over financial reporting during the third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

30 of 46

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

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of September 30, 2007 as a loss is not considered probable or estimable.

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

31 of 46

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

Management concluded that there were material weaknesses in our internal control over financial reporting as of September 30, 2007. We identified a material weakness in our internal control over financial reporting associated with our accounting for deferred income taxes, as well as deficiencies in our staffing requirements and policy regarding the timely filling of key financial positions impacting the preparation of our consolidated financial statements.

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

32 of 46

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

Costs of Being a Public Company—As a public company, we are required to comply with many financial accounting, disclosure and governance rules that impose financial and management burdens on us.

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

33 of 46

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

Our balance sheet at September 30, 2007 included an amount designated as “Goodwill” of $12.7 million. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. For example, if our stock price continues to decline, our market capitalization may fall below the net asset value of the Company and could lead to an impairment charge. Additionally, we periodically evaluate the recoverability and the amortization period of our acquired technology rights. Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results.

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

34 of 46

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

35 of 46

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

Sales of our DSL and other wireline access products accounted for approximately 42% and 34%, respectively, of our net sales for the three months ended September 30, 2007 and 2006. Sales of our DSL and other wireline access products accounted for approximately 35% of our net sales for both the nine months ended September 30, 2007 and 2006. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may, at any time, adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and continue to reduce or eliminate the demand for our DSL products.

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

36 of 46

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

Moreover, a relatively small number of customers account for a large percentage of our net sales. Net sales from our top five customers accounted for approximately 29% and 43%, respectively, of total net sales in the three months ended September 30, 2007 and 2006, and 34% and 30%, respectively, of total net sales in the nine months ended September 30, 2007 and 2006. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period.

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

37 of 46

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

38 of 46

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

Sales to customers located outside of the United States accounted for approximately 58% and 46%, respectively, of our net sales in the three months ended September 30, 2007 and 2006, and approximately 53% and 50%, respectively, of our net sales in the nine months ended September 30, 2007 and 2006. We expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. As a result, we will face various risks relating to our international operations, including the following:

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

In addition, the Asia/Pacific and Latin America regions, both high-growth emerging markets for telecommunications equipment, have experienced instability in many of their economies and significant devaluations in local currencies. Sales to customers located in these regions accounted for approximately 20% and 24%, respectively, of our total sales in the three months ended September 30, 2007 and 2006 and approximately 23% and 26%, respectively, of our net sales in the nine months ended September 30, 2007 and 2006. These economic instabilities may continue or worsen, which could have a material adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

39 of 46

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

40 of 46

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

41 of 46

We cannot ensure that we will locate suitable acquisition candidates or that, if we do, we will be able to acquire them and then integrate them effectively, efficiently, and successfully into our business.

42 of 46

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

43 of 46

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

44 of 46

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

45 of 46

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

46 of 46