Form 10-K
period 2007-12-31
SUNRISE TELECOM INC
filed 2008-10-02
CIK 907152

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

    Yes ☐    No ☒

As of June 29, 2007, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $65,218,009 based upon the closing sale price for that date as reported in the “pink sheets” published by The Pink Sheets LLC.

As of September 30, 2008, there were 51,349,058 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.

SUNRISE TELECOM INCORPORATED

Index to Annual Report on Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

“3GMaster,” “FTT,” “HTT,” “RealWORX,” “Sunrise Telecom,” “SunSet,” “SunLite,” “STT,” “Sunset MTT,” and “NeTracker,” are trademarks of Sunrise Telecom Incorporated. This Annual Report on Form 10-K also includes references to registered service marks and trademarks of other entities.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, such as: statements concerning projected revenues, costs and expenses and gross margin; accounting estimates; assumptions and judgments; statements about our pending litigation; the effects of our restructuring plans; expected demand for our products; the effect that seasonality and volume will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale our operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of, and anticipated growth in, our markets; manufacturing, assembly and test capacity; our potential needs for additional capital; and inventory and accounts receivable levels. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, and certain assumptions we have made, all of which may be subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of many factors, including those listed under the section “Risk Factors” contained in Part I, Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

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

In October 1991, we were incorporated in California as Sunrise Telecom, Inc. In July 2000, we reincorporated in Delaware, changed our name to Sunrise Telecom Incorporated. Our shares of common stock are currently listed for trading on the Pink Sheets LLC.

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

KEY PRODUCT CATEGORIES

Our key product application technology areas are described below:

Wireline Access Technology.    Wireline access technology includes technologies such as “Plain Old Telephone Service”, T-carrier, E-carrier, ISDN, digital subscriber line technology, and Ethernet. Digital subscriber line technology, commonly known as DSL, transmits data up to fifty times faster than older dial-up modems using the existing copper telephone wires. Various implementations of DSL are being developed and deployed, including asymmetric DSL, known as ADSL, symmetric DSL, known as SDSL, high bit-rate DSL, known as HDSL, very high bit-rate DSL, known as VDSL, and others. Service providers deploying DSL technology include local exchange carriers, such as AT&T, Inc. (formerly SBC Communications Inc.), British Telecom, France Telecom PLC, and Telecom Italia. Ethernet is commonly deployed over Cat 5 cable, a form of twisted pair copper wire.

Cable Broadband Networks.    Cable broadband operators use a hybrid fiber coax last mile infrastructure, cable modems installed in the home, cable modem termination systems installed at major cable concentration points, and network headend equipment designed to connect their cable broadband networks to video feeds and other networks. Most cable companies are currently offering analog and digital video, high-speed Internet access services, and VoIP, including Comcast Corporation, Charter Communications, Inc., Cox Communications, Inc., TimeWarner Cable, Inc., and Virgin Media Inc., among others.

Fiber Optics.    Fiber optic cables use pulses of light to transmit digital information and offer very high bandwidth capacity. Due to their high capacity, fiber optic cables are being used increasingly in the service provider networks in telecommunications, cable broadband, and mobile network applications. Today, fiber optic cables carry higher bandwidths by increasing the wavelength modulation speed or by carrying multiple wavelengths on a single fiber. Common wavelength multiplexing schemes include Coarse Wavelength Division Multiplexing (CWDM) and Dense Wavelength Division Multiplexing (DWDM). Transmission technologies carried over fiber optic cables include Ethernet, SDH, and SONET. Several service providers, such as Verizon Communications, Inc., are now deploying fiber optic cables directly to the subscriber’s residence, using a WDM technology called Passive Optical Network (PON).

Signaling.    Traditional telephone systems require a signaling mechanism to set up and tear down phone calls. These signals serve such functions as supervising or monitoring the status of a line or circuit to see if it is busy, idle, or requesting service; alerting or indicating the arrival of an incoming call; and addressing or transmitting routing and destination signals over the network. Signaling System 7 (“SS7”), is the base signaling system used by traditional telecom networks worldwide. In addition, new network services such as VoIP, IP-TV, text messaging, multimedia messaging, roaming, and cell-phone web access place entirely new demands on the signaling system. As a result, signaling standards are evolving, and network operators face increasing complexity in monitoring and troubleshooting their signaling networks.

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

Field Verification Equipment.    Field verification equipment is used by service providers to probe the actual wires, cables, or airwaves to verify that a service is functioning properly. In the case of a service malfunction, a field technician can use the equipment to locate the exact fault so that repairs can be made. Research and development labs, manufacturing departments, and central office technicians also use verification equipment in their day-to-day operations. Service providers have found field verification to be an effective method to ensure that the lines operate properly at installation or after repair.

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

THE SUNRISE TELECOM SOLUTION

We design and manufacture service verification equipment, physical layer diagnostic equipment, and monitoring systems that enable service providers to pre-qualify facilities for services, verify newly installed services, monitor the performance of video and signaling networks, and diagnose problems relating to copper twisted pair, coaxial cable, and optical fibers. Our products also enable equipment manufacturers to test simulated networks during equipment development, verify the successful production of equipment, and help their field service teams diagnose problems. Our products offer the following features:

•

Design Flexibility.    We design our products to be flexible and to evolve as customer needs change. Our CM 1000, STT and SunSet MTT product lines, for example, allow field technicians to upgrade their equipment easily through a variety of plug-in hardware modules. This flexible design allows customers to adapt the test set to new services and applications as network standards evolve.

•

Customer Driven Features.    Each of our products is tailored to our customers’ needs. Our product marketing team interacts with our customers during the design process to ensure that our products are the best available solution for them. For example, our Traffic Analysis & Measurement System (TAMS), has been architected to offer unique economic benefits to customers, providing scalability from a standalone protocol analyzer to a distributed system, and visibility of signaling issues in near real time.

•

Handheld Modular Design.    We use handheld designs for many of our products that are for use in the field. The compact, lightweight design of these products enhances the field technicians’ ability to easily carry these devices with them to diagnose problems and verify line operation. The SunSet MTT product family, for example, offers over 30 different test modules in a lightweight portable unit.

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

PRODUCTS

Our major products are segmented into the following categories:

WIRELINE ACCESS PRODUCTS

SunSet MTT	•	The Modular Test Toolkit is a full-featured handheld test set for access network service, installation, and maintenance. It features a variety of handheld SunSet chassis configurations with support for over thirty different test modules to fit applications ranging from DSL, IP-TV, VoIP, Ethernet, copper diagnostics, T1 (1.544 mbps) and E1 (2 mbps) transmission, analog Voice Frequency circuits, and SONET/SDH. The SunSet MTT’s modularity allows field technicians to use a single unit to test a broad variety of services found in today’s access network, and protects the customer’s capital investment. The unit identifies problems with the physical transmission media, verifies proper signal transmission, verifies proper performance of the service to the customer, and identifies other problems on a troubled circuit.

SunSet ISDN, SunLite BRI	•	These products support analysis and service verification for the Integrated Services Digital Network, known as ISDN. ISDN is a digital network that offers more bandwidth than the traditional analog telephone network, but less bandwidth than DSL, T1, Ethernet, cable modems and other newer technologies.

SunLite E1	•	This pocket-sized unit supports transmission testing for E1.

SunSet E20	•	This handheld unit supports transmission testing for E1 and service verification for data, voice, mobile, and other signaling protocols.

CABLE BROADBAND PRODUCTS

CM2000 CM1000 CM750	•	These handheld units are used for cable modem installation and field testing for cable television and telephone companies. Different configurations support installation and test of current (Video on Demand, Digital Television and High Speed Data) as well as next generation IP services such as VoIP networks. The CM Series provides an economic growth strategy by providing a simple upgrade path for evolving network installation and test needs.

3010H	•	This rack-mounted headend analyzer and sweep generator provides the capabilities required to keep cable networks operating reliably and delivering quality, distortion-free signals. It supports up to ten field technicians using remote 3010R products for return path maintenance and, as a forward sweep transmitter, it supports an unlimited number of technicians for maintaining the forward path.

3010R	•	A rugged field unit that includes both forward and return sweep plus Signal Level Meter (“SLM”) capabilities for maintaining the entire cable network. The 3010R can also function as a headend unit for troubleshooting intermittent problems in specific network segments for added flexibility.

AT2500R Series	•	A lightweight, full-featured Spectrum Analyzer designed for Cable TV (“CATV”) headend and field portable applications. It combines high performance CATV, quadrature amplitude modulation (“QAM”), and video analysis in one instrument to verify and maintain analog TV signals, as well as premium digital services.

AT2500H Series	•	Rack-mounted headend Spectrum Analyzer providing remote visibility into headend and plant performance. It performs remote headend testing of both analog and digital downstream and upstream signals from 1 MHz to 1.5 GHz. It can also monitor maximum, minimum, and average ingress levels to be stored for historical reference and trend analysis.

realWORX	•	Fully automated broadband performance verification system that monitors upstream and downstream signal quality on a continuous basis from a headend or hub site. It verifies the quality of downstream QAM and Analog CATV channels and ensures that the Return Path Ingress levels are within acceptable limits. realWORX integrates with the AT2500H Spectrum Analyzers and the optional CM Series test units for remote real-time ingress levels.
FIBER OPTIC PRODUCTS

Scalable Test Toolkit (STT)	•	A portable, modular unit designed to test the core and metro optical networks of today and tomorrow. The STT supports SONET, SDH, OTN, GFP, LCAS, C/DWDM (Coarse/Dense Wavelength Division Multiplexing), OTDR (Optical Time Domain Reflectometer), loss test set, and Ethernet/Gigabit Ethernet testing through a family of stackable test modules. The unit also features a Multi Services Analyzer (MSA) module which offers similar test functionality to our 3GMaster and NeTracker products. The STT offers advanced analysis and diagnostic tools for exchange, central office and laboratory applications.

FIBER OPTIC PRODUCTS

SunSet 10G+	•	A compact handheld unit that supports transmission testing for metropolitan and core optical networks. It supports both SONET and SDH networks, including both electrical and optical signal testing in a small package for testing from 1.5 Mbps to ten gigabits per second bit rates.

SunSet SDH	•	A handheld unit that supports international SDH and digital transmission types found throughout metropolitan and access networks worldwide. The SunSet SDH includes both electrical and optical signal testing and performs advanced service verification for various applications like ATM, mobile, ISDN, and voice.

SunSet OCx	•	A handheld unit that supports North American SONET and digital transmission types found throughout metropolitan and access networks worldwide. The SunSet OCx includes both electrical and optical signal testing and performs advanced service verification for various applications like ATM, mobile, ISDN, and voice.

SunSet MTT	•	The Modular Test Toolkit (MTT) offers physical layer fiber optic testing modules and characterization for fiber optic links through an OTDR, loss test set, power meter, and light source, as well as gigabit Ethernet testing on fiber optic links and an SDH/SONET testing.
SIGNALING TESTING PRODUCTS

3GMaster	•	A network analyzer used to monitor Second and Third Generation Mobile networks. Applications include regular network maintenance, billing verification, network traffic statistics, quality of service testing, and troubleshooting complex problems like roaming and internetworking.

NeTracker	•	An advanced analyzer for testing the multiple protocols and data rates found in next-generation VoIP. Applications include service verification, protocol analysis, voice quality testing, and stress testing for the VoIP environment.

STT-MSA	•	The STT Multi-Service Analyzer (MSA) simulates, monitors, and analyzes different signaling protocols on SS7, ISDN, and IP-based next-generation networks, and analyzes telecommunication environments such as 2G, 2.5G (including GSM, GPRS and EDGE), and 3G (UMTS, IMS and CDMA 2000). Advanced analysis tools capture, decode, and report on both the access network (wireless and wireline) and the core network, simultaneously.

TAMS	•	Traffic Analysis & Measurement System (TAMS) is a distributed system for VoIP, wireline, and wireless networks. It features the Data Collector System (DCS) that gathers, stores, and processes network-wide data, and a centralized server. TAMS monitors in real-time the network traffic and the services provided by the operator, offering detailed reports, statistics and alarms as well as troubleshooting capabilities.

The percentage of our total revenue contributed by each class of products was as follows:

	Years Ended December 31,
	2007	2006	2005
Wireline access	36%	36%	34%
Cable broadband	29%	31%	30%
Fiber optics	27%	25%	28%
Signaling	8%	8%	8%

CUSTOMERS

Our customers include telecommunications service providers, cable network operators, wireless service providers, network equipment suppliers and installers, technicians, and engineers in North America, Latin America, Europe, Africa, the Middle East, and the Asia/Pacific region. We generally sell through our own direct sales offices and independent distributors internationally and sell directly to customers in the United States. The following is a selected list of our largest customers in 2007:

Adelphia Communications Corporation

AT&T, Inc. (formerly SBC Communications Inc.)

BellSouth Telecom, Inc. (now AT&T, Inc.)

British Telecom PLC

Cablevision Systems Corporation

Comcast Corporation

Cox Communications, Inc.

Deutsche TeleKom, AG

France Telecom

NTT Siemens AG Sprint Corporation Telecom Italia Mobile Telkom SA Ltd. Time Warner Cable, Inc. United States Department of Defense Verizon Communications, Inc.

Since our inception, we have sold our products to over 2,000 customers in over sixty countries. Verizon Communications, Inc. accounted for 13% and 11% of our net sales in 2007 and 2006, respectively. No individual end customer or distributor accounted for 10% or more of our net sales in 2005. See Item 1A, “Risk Factors—Customer Concentration.”

SALES, MARKETING AND CUSTOMER SERVICE

Sales.    We sell our products to telecommunications service providers, cable network operators, wireless service providers, network infrastructure equipment suppliers and installers, technicians, and engineers through manufacturers’ representatives, independent distributor organizations, and our direct sales force.

In the United States, we sell our products through manufacturers’ representatives who are supported by our direct sales force. Manufacturers’ representatives are paid on a commission basis for sales in their respective regions. The manufacturers’ representatives or our direct sales force solicit orders from customers, to whom we ship our products directly. Our direct sales force includes a team of regional sales managers who direct the sales efforts of our manufacturers’ representatives and regional account managers who focus on key larger accounts within a region.

Outside of the United States, we sell our products through a mix of our own sales people and independent distributors, which are directed by our country managers and our regional directors of sales. In general, we sell our products to the distributor at a discount from the end user price, and the distributor or sales office then resells the products to the end user. International sales were $53.0 million, or 57% of total net sales in 2007, $47.4 million, or 48% of total net sales in 2006, and $33.3 million, or 49% of total net sales in 2005. We expect that international sales will continue to account for a significant portion of our net sales in future periods. In addition to our network of international distributors, we have sales offices based in Beijing, Guangzhou, and Shanghai, China; Tokyo, Japan; Seoul, Korea; Milan, Italy; Paris, France; Mexico City, Mexico; and Gomaringen, Germany. As part of our restructuring announced in February 2008, we have closed our facility in Anjou, Canada and our small sales and service team there works out of their home offices. See Item 1A, “Risk Factors—Risks of International Operations.”

We sell our products predominantly to large service providers. These types of customers generally commit significant resources to evaluate and approve products and require each vendor to expend substantial funds, time, and effort educating them about the value of the vendor’s solutions. Consequently, sales to this type of customer generally require an extensive sales effort throughout the prospective customer’s organization and final approval for use of our products by an executive officer or other senior level employee. The result is lengthy sales and implementation cycles that make sales forecasting difficult. In addition, even after a large service provider has approved our product for purchase, future purchases are uncertain because we generally do not enter into long-term supply agreements. Delays associated with customers’ internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for our large customers typically ranges from six to twenty-four months.

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

Marketing.    We market and promote sales of our products by the following activities:

•	Our sales group brings new product ideas to our product marketing group;

•	Our product marketing group researches new opportunities, prepares product definitions with our research and development group, and defines new features to create new products;

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

SEASONALITY

Our sales have traditionally been seasonal in nature and tied to the buying patterns of our customers. The largest volume of quarterly sales has typically been during the last calendar quarter of the year. In 2007, sales during the fourth quarter rose to $27.3 million, or 29% of annual sales. Our 2006 and 2005 fourth quarter sales were $36.7 million, or 37% of annual sales, and $21.7 million, or 32% of annual sales, respectively. We expect that our quarterly operating results may fluctuate significantly and will be difficult to predict due to the lengthy and unpredictable buying patterns of our customers, the degree to which our customers allocate and spend their yearly budgets, and the timing of our customers’ budget processes. See Item 1A, “Risk Factors—Quarterly Fluctuations.”

BACKLOG

Our backlog of customer orders, as of December 31, 2007, was approximately $8.2 million, compared to approximately $8.0 million as of December 31, 2006. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in the amount of backlog orders for our products from quarter to quarter.

RESEARCH AND DEVELOPMENT

We have assembled a team of highly skilled engineering professionals who are experienced at designing telecommunications service verification test equipment. Our engineering personnel have expertise in a number of fields, including interfacing test equipment with digital loop carriers, voice and data switching technology, local loop equipment, and operations support systems. We spent approximately $23.6 million on research and development in 2007, $21.1 million in 2006, and $18.4 million in 2005. Research and development represents our largest direct employment expense. As of December 31, 2007, we had a total of 155 permanent and temporary employees engaged in research and development in: San Jose, California; Norcross, Georgia; Anjou, Canada; Modena, Italy; Taipei County, Taiwan; Beijing, China; and Geneva, Switzerland. We had a total of 135 permanent and temporary employees engaged in research and development as of July 31, 2008.

We believe that our continued success depends on our ability to anticipate and respond to changes in the telecommunications industry and anticipate and satisfy our customers’ preferences and requirements. Accordingly, we continuously review and evaluate competitive dynamics, as well as technological and regulatory changes affecting the converging telecommunications and cable broadband industries, and seek to offer products and capabilities that solve our customers’ operational challenges and improve their efficiency. In general, we spend from six months to four years developing a new product.

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

INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY

Our intellectual property, including our proprietary technology, processes and know-how, trade secrets, patents, trademarks, and copyrights, is important to our business and to our continued success. As of January 1, 2008, we had 20 issued U.S. patents relating to communications testers that expire between 2015 and 2024. We have filed several applications for additional patents with the U.S. Patent and Trademark Office and with foreign patent offices. Our research and development and manufacturing process typically involves the use and development of a variety of forms of intellectual property and proprietary technology, although no one particular form of this intellectual property and proprietary technology is material to our business. In addition, we incorporate software, some of which we may license from third party sources. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for this licensed software are available both domestically and internationally.

We protect our proprietary technology by the following means:

•	relying on intellectual property law, including patent, trade secret, copyright, and trademark law and by initiating litigation when necessary to enforce our rights;

•	limiting access to our software, documentation, and other proprietary information; and

•	entering into confidentiality agreements with our employees.

EMPLOYEES

As of December 31, 2007, we had a total of 595 full-time employees, consisting of 229 in the United States, 170 in Taiwan, 48 in Italy, 48 in Canada, 5 in Korea, 10 in Switzerland, 62 in China, 5 in Japan, 5 in Germany, 4 in France, 3 in Spain, and 6 in Mexico. We also had 24 temporary employees at December 31, 2007. Of the total full-time employees, 151 were engaged in research and development, 135 were engaged in sales, marketing and customer support, 233 were engaged in operations, and 76 were engaged in administration and finance.

As of July 31, 2008, we had a total of 484 full-time employees, consisting of 178 in the United States, 137 in Taiwan, 46 in Italy, 23 in Canada, 5 in Korea, 10 in Switzerland, 65 in China, 5 in Japan, 4 in Germany, 5 in France, and 6 in Mexico. We also had 37 temporary employees at July 31, 2008. Of the total full-time employees, 126 were engaged in research and development, 95 were engaged in sales, marketing and customer support, 204 were engaged in operations, and 59 were engaged in administration and finance.

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

Our continued losses from operations and cash used in operating activities have reduced our cash and cash equivalents in 2007 and 2008. As of August 31, 2008, we had approximately $11 million in cash and cash equivalents and $3.0 million was outstanding under our revolving credit agreement with Silicon Valley Bank. In the future, we may need to borrow through additional debt, equipment loans, lease lines of credit, asset-based financings, mortgages or other financing arrangements to finance capital expenditures and working capital for our business. It is possible that we may continue to use cash in operating activities and may become unable to pay our ordinary operating expenses, including our debt service, on a timely basis. Our lack of liquidity could harm us by:

•	increasing our vulnerability to adverse conditions in our industry;

•	limiting our ability to obtain additional financing;

•	requiring a substantial portion of cash flow from operations to be used for debt service, thereby reducing cash flow available for other purposes, including operating expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

•	affecting perceptions by investors and customers about our financial stability thereby further limiting our ability to obtain additional financing and to acquire and retain customers.

We have been delisted from NASDAQ and we are not in compliance with SEC reporting requirements, making it generally more difficult to obtain equity or debt financing on financially attractive or acceptable terms. Further, the recent downturn in the equity and debt markets generally makes it more difficult for us to obtain financing through the issuance of equity or debt securities in the capital markets. We cannot be certain that additional financing will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be a material adverse impact on our business and operations. We also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preference or privileges senior to those of existing holders of our common stock.

Stock Option Granting Practices—Our investigation of our historical stock option granting practices and resulting financial restatements and litigation have had, and may continue to have, a material adverse effect on our business, financial condition and results of operations.

Based on our investigation of our historical stock option granting practices, we concluded that we had improperly accounted for options to purchase an aggregate of 1,377,970 shares of our common stock that were awarded in January 2001 and June 2002. As a result, we recorded a total of $5.6 million in additional stock-based compensation expense for the years 2001 through 2005, net of forfeitures related to employee terminations. These expenses had the effect of decreasing income from operations, net income and net income per share (basic and diluted) in the affected periods in which we reported a profit, and increasing loss from operations, net loss and net loss per share in the affected periods in which we reported a loss. As a result, in connection with our Annual Report on Form 10-K for the year ended December 31, 2005, which we filed with the SEC on November 2, 2007, we restated our consolidated balance sheet as of December 31, 2004 and the consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2004, each of the quarters of 2004 and the first two quarters of 2005 as well as our financial statements for fiscal 2001 and 2002 presented in selected financial data in Part II, Item 6, “Selected Financial Data” presented in our 2005 Annual Report on Form 10-K filed with the SEC on November 2, 2007.

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

Management concluded that there remained a material weakness in our internal control over financial reporting as of December 31, 2007 and as a result, the Company did not maintain effective internal control over financial reporting as of December 31, 2007. We identified a material weakness in our internal control over financial reporting associated with deficiencies in our staffing requirements and policy regarding the timely filling of key financial positions at one of our operating divisions which impacted the preparation of our consolidated financial statements.

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

As a public company, we are subject to many financial accounting, disclosure and governance requirements, with relatively high associated compliance costs. For example, we must have our annual financial statements audited and our quarterly statements reviewed by an independent registered public accounting firm, and we must prepare, review and file annual, quarterly and current reports with the SEC. Costs of these and other compliance activities are particularly significant to us because of our small size and our financial position. We have reviewed proposals to make the Company more successful with its current capital structure and with alternative ones. The process of evaluating different alternatives and proposals is time consuming, expensive, and distracts management attention from the operations of the Company. Moreover, so long as we are not current in our SEC filings, our opportunities are more limited. If we are not able to file all our delinquent reports, our financial condition and stockholder confidence in our company may be harmed. Even if we do file all our delinquent reports, we may not be able to comply with all the requirements of being a public company on a regular basis in the future, or we may be unable to reduce the costs of compliance or increase our revenue or profitability sufficiently to cover those costs.

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

We will not apply to relist our common stock on a national securities exchange until we have filed all reports required to be filed with the SEC. There can be no assurance that we will be able to obtain listing of our common stock on a national securities exchange. We may decide it is not in our stockholders’ best interests to apply for a listing on a national securities exchange once we become current with our SEC reporting requirements.

Long-term Impact of Cost Controls—The actions we have taken and may take in response to the slowdowns in demand for our products and services could have long-term adverse effects on our business.

From time to time, our business experiences lower revenues due to decreased or cancelled customer orders. To scale back our operations and to reduce our expenses in response to decreased demand for our products and services and lower revenue, we have in the past reduced our workforce, restricted hiring, reduced salaries, restricted pay increases, reduced discretionary spending, and relocated or closed some of our operations.

On February 6, 2008, we announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a 12% reduction in our worldwide workforce, across all functional areas, and a shut-down of certain international offices.

On May 1, 2008, we also announced our plans to restructure our operations to more closely align them with our key strategic focus and more effectively target the residential triple play market, enhanced business services and the converging core network. We announced that we would combine our broadband and wireline and fiber optics operations. As a result of combining our business units and operations, we are likely to reduce or eliminate investment in some or all of them, reduce or eliminate product lines, reduce or eliminate our sales presence in certain geographies, reduce our market share and likely reduce our revenues. As a part of a reduction in workforce associated with our restructuring and streamlining efforts, we released from service our Chief Operating Officer, Gerhard Beenen, effective June 30, 2008.

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

Our balance sheet at December 31, 2007 included an amount designated as “Goodwill” of $12.7 million. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. For example, our stock price has declined in 2008 and our market capitalization has been consistently below our net asset value during the third quarter of 2008. This decline in our market capitalization could lead to an impairment charge. Additionally, we periodically evaluate the recoverability and the amortization period of our acquired technology rights. Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results.

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

Sales of our DSL and other wireline access products accounted for approximately 36% of our net sales for both of the years ended December 31, 2007 and 2006. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may, at any time, adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and continue to reduce or eliminate the demand for our DSL products.

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

Moreover, a relatively small number of customers account for a large percentage of our net sales. Net sales from our top five customers accounted for approximately 27% of total net sales in 2007, 28% in 2006, and 22% in 2005. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period.

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

We believe our future success will depend, in part, upon our ability, on a timely and cost-effective basis, to continue to do the following:

•	anticipate and respond to varied and rapidly changing customer preferences and requirements, a process made more challenging by our customers’ buying patterns;

•	anticipate and develop new products and solutions for networks based on emerging technologies, characterized by evolving industry standards;

•	invest in research and development to enhance our existing products and to introduce new verification and diagnostic products for the telecommunications, internet, cable network and other markets; and

•	support our products by investing in effective advertising, marketing, and customer support.

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

Sales to customers located outside of the United States accounted for approximately 57% of our net sales in 2007, 48% in 2006 and 49% in 2005. We expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. As a result, we will face various risks relating to our international operations, including the following:

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

In addition, the Asia/Pacific and Latin America regions, both high-growth emerging markets for telecommunications equipment, have experienced instability in many of their economies and significant devaluations in local currencies. Sales from customers located in these regions accounted for approximately 22% of our total sales in 2007, 2006 and 2005. These economic instabilities may continue or worsen, which could have a material adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

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

As of August 31, 2008, Paul A. Marshall, our President and Chief Executive Officer and a member of our Board, and Robert C. Pfeiffer, a member of our Board, beneficially owned approximately 23% and 12%, respectively, of our outstanding shares of common stock. Consequently, these two individuals together control approximately 35% of our outstanding shares of common stock and, to the extent that they act together, may be able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of the stockholders. In addition, Messrs. Marshall and Pfeiffer constitute two of the five members of our Board and have significant influence in directing the actions taken by the Board. Further, to our knowledge, Paul Ker-Chin Chang, our former Chief Executive Officer, President and Chairman of the Board, continues to hold a significant stake in our common stock. To the extent that Mr. Chang acts together with Messrs. Marshall and Pfeiffer, the three individuals together control a significant portion of our outstanding shares of common stock. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of us may also delay or prevent a change in control of us that other stockholders may consider desirable. In addition, conflict among the controlling stockholders may adversely impact their ability to take joint actions in the best interests of us and our other stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own our headquarters, manufacturing and research, and development facility, which we built during 2001 on property that we acquired that year. The facility is 91,700 square feet and is located in San Jose, California. As of August 31, 2008, we also have leases for 16,500 square feet of office and manufacturing space in Norcross, Georgia; 10,000 square feet of office and manufacturing space in Modena, Italy; 127,300 square feet of office and manufacturing space in Taipei County, Taiwan; and 2,000 square feet of office and manufacturing space in Geneva, Switzerland. We lease sales offices in Beijing, Guangzhou, and Shanghai, China; Seoul, Korea; Tokyo, Japan; Gomaringen, Germany; Milan, Italy; Paris, France; and Mexico City, Mexico. As part of our restructuring announced in February 2008, we have closed our facility in Anjou, Canada.

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

On November 21, 2007, Mr. Stovall filed a second amended complaint alleging similar legal claims arising primarily out of the historic stock option grant practices as described in our 2005 Form 10-K. The second amended complaint seeks monetary damages from the individual defendants, restitution, disgorgement of profits, attorneys’ fees, and various corporate governance reforms.

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

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of December 31, 2007 as a loss is not considered probable or estimable.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2007, there were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise.

Part II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

INFORMATION ABOUT OUR COMMON STOCK

Our common stock was traded on the NASDAQ Stock Market under the symbol “SRTI” since our initial public offering on July 13, 2000 through December 15, 2005, when our common stock was delisted and began trading on the Pink Sheets under the symbol “SRTI.PK”. Since December 15, 2005, there has been no established public trading market for our common stock.

The following table sets forth, for the periods indicated, the highest and lowest sale prices for our common stock, as reported by the Pink Sheets.

2007	High	Low	2006	High	Low
First Quarter	$3.31	$1.98	First Quarter	$2.25	$1.30
Second Quarter	$3.35	$2.75	Second Quarter	$2.35	$1.85
Third Quarter	$3.50	$1.88	Third Quarter	$2.35	$1.80
Fourth Quarter	$2.50	$1.65	Fourth Quarter	$2.35	$1.85

Number of Holders

As of September 18, 2008, we had approximately 1,406 stockholders of record of our common stock. We estimate that as of August 31, 2008, there were approximately 60 beneficial owners of our common stock.

Dividend Policy

We did not declare or pay any cash dividend in 2007 and 2006. In February 2005, our board of directors declared a cash dividend for 2005 in the aggregate amount of approximately $2.5 million. We paid this dividend in March 2005. Our Board of Directors will determine the amount of any future dividends based on our future financial condition and results of operations. Our secured revolving credit arrangement with Silicon Valley Bank limits our ability to pay future dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Unregistered Sales of Equity Securities

We did not sell any unregistered shares of our common stock during 2007, 2006, or 2005.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of 2007.

	12/02	12/03	12/04	12/05	12/06	12/07
Sunrise Telecom, Incorporated	100.00	201.49	165.59	100.77	130.40	121.51
NASDAQ Composite Index	100.00	149.73	164.79	168.78	187.90	204.34
S&P Information Technology Index	100.00	147.23	150.99	152.49	165.32	192.28

ITEM 6.    SELECTED FINANCIAL DATA

The table below sets forth selected consolidated financial information for the periods indicated. It is important that you read this information together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto included elsewhere in this report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data (in thousands):
Net sales	$93,391	$99,880	$68,514	$61,669	$54,949
Cost of sales	36,018	34,504	22,874	18,966	19,752

Gross profit	57,373	65,376	45,640	42,703	35,197

Operating expenses:
Research and development	23,589	21,068	18,402	16,623	16,612
Selling and marketing	28,817	27,688	23,462	18,067	17,431
General and administrative	18,746	16,586	14,795	10,154	10,111
Gain from legal settlement	—	—	(1,500)	—	—

Total operating expenses	71,152	65,342	55,159	44,844	44,154

Income (loss) from operations	(13,779)	34	(9,519)	(2,141)	(8,957)
Other income, net	2,043	2,174	472	899	875

Income (loss) before income taxes	(11,736)	2,208	(9,047)	(1,242)	(8,082)
Income tax expense (benefit)	820	1,694	1,193	10,464	(2,487)

Net income (loss)	$(12,556)	$514	$(10,240)	$(11,706)	$(5,595)

Dividends per share	$—	$—	$0.05	$0.05	$0.04

Net income (loss) per share: (1)
Basic	$(0.24)	$0.01	$(0.20)	$(0.23)	$(0.11)

Diluted	$(0.24)	$0.01	$(0.20)	$(0.23)	$(0.11)

Shares used in computing net income (loss) per share: (1)
Basic	51,349	51,349	51,006	50,426	49,750

Diluted	51,349	51,580	51,006	50,426	49,750

	December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data (in thousands):
Cash, cash equivalents and short-term investments	$15,981	$22,015	$24,956	$33,871	$39,885

Working capital	31,968	40,694	40,134	50,500	56,535
Total assets	96,876	107,658	99,780	109,661	119,671
Notes payable, less current portion	424	528	602	882	1,095
Total stockholders’ equity	69,938	82,736	80,849	93,486	104,626

(1)	See Note 1(p) of the Notes to Consolidated Financial Statements for a detailed explanation of the determination of the number of shares used to compute basic and diluted net income (loss) per share.

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

OVERVIEW

We design, manufacture and market service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, internet access, and wireless networks. In addition, our products continuously monitor in-service cable, telecom and wireless networks to assist operators in improving network quality and to provide traffic data to assist network operations. Our customers include telephone companies, incumbent local exchange carriers, cable companies, competitive local exchange carriers, mobile operators, and network infrastructure suppliers, and installers throughout North America, Latin America, Europe, Africa, the Middle East, and the Asia/Pacific region.

We assess the overall success of our business primarily through the use of financial metrics. Management considers several factors to be particularly important when assessing past business success and projecting future performance. The first such factor is the maintenance of high levels of working capital and low levels of debt. See “Liquidity and Capital Resources.”

This first factor is enabled by the second factor: the generation of cash flows from our operating activities. Ultimately, the ability to consistently generate substantial positive cash flows is the primary indicator of our business success and is imperative for our survival. See “Liquidity and Capital Resources.”

The third factor is profitability. In general, profitability indicates our success in generating present and future cash flows from our operating activities. The key components of our profitability are net sales, cost of sales, and operating expenses. See the discussion directly below and “Comparison of the Years Ended December 31, 2007, 2006 and 2005.”

Sources of Net Sales

We generate our cash flows primarily from selling telecommunications and broadband cable network testing equipment, and our future cash flows are largely dependent on our continuing ability to sell our products and collect cash for the sales to our customers. Our sales largely depend upon our ability to provide products that test most types of telecommunications network technologies, including those related to twisted-pair copper, cable broadband, and fiber optics networks. Within these technologies, we provide products that test the entire length of the network, from the point of installation in a building or residence through system back-offices and trunk lines, including the signaling processes that set up and tear down phone calls and transmit packets. We consider investment in research and development and selling and marketing activities to be critical to our ability to generate strong sales volume in the future. To that end, we strive to continually offer new products, and update existing products, to meet our customers’ needs.

We sell our products predominantly to large telecommunications service providers. These types of customers generally commit significant resources to the evaluation of our and our competitors’ products and require each vendor to expend substantial time, effort, and expense educating them about the value of the proposed solutions. Delays associated with potential customers’ internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twenty-four months. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements or requirements contracts. As a result, we commit resources to the development and production of products without having received advance or long-term purchase commitments from customers. We anticipate that our operating results for any given period will continue to be dependent, to a significant extent, on purchase orders, which can be delayed or cancelled by our customers.

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of customers. Verizon Communications, Inc. accounted for 13% and 11% of our net sales in 2007 and

2006, respectively. No customer comprised 10% or more of our net sales in 2005. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers.

Currently, competition in the telecommunications equipment market is intense and is characterized by declining prices due to increased competition and new products and due to declining customer demand. Because of these market conditions and potential pricing pressures from large customers in the future, we expect that the average selling price for our products will decline over time. If we fail to reduce our production costs accordingly, or fail to introduce higher margin new products, there will be a corresponding decline in our gross margin percentage. See Part I, Item 1A, “Risk Factors—Competition” and “Risk Factors—Consolidation and Other Risks Within the Telecommunications Industry.”

We have increasing sales denominated in Euros, and to a lesser degree, amounts in the Canadian dollar, Japanese yen, Korean won and other currencies, and have, in prior years, used derivative financial instruments to hedge our foreign exchange risks. We record the impact of changes in the current value of such forward contracts as other income or expense. We currently do not use forward contracts to hedge our foreign exchange risks. Foreign exchange exposure from sales made in foreign currencies is becoming more material to our results of operations. However, foreign currency exposure from sales made in foreign currencies did not have a material impact on our results of operations in 2007. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of our international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See Part I, Item 1A, “Risk Factors—Risks of International Operations.”

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

Operating Costs

We classify our operating expenses into three general categories: research and development, selling and marketing, and general and administrative. Our operating expenses include stock-based compensation expense and amortization of certain intangible assets. We classify charges to the research and development, selling and marketing, and general and administrative expense categories based on the nature of these expenses. Although each of these three categories includes expenses that are unique to the category type, each category also includes commonly recurring expenses that typically relate to all of these categories, such as salaries, amortization of stock-based compensation, employee benefits, travel and entertainment costs, communications costs, rent and facilities costs, and third party professional service fees. The research and development category of operating expenses includes expenditures specific to the research and development group, such as design and prototyping costs. The selling and marketing category of operating expenses includes expenditures specific to the selling and marketing group, such as commissions, public relations and advertising, trade shows, and marketing materials. The general and administrative category of operating expenses includes expenses specific to the general and administrative group, such as legal and professional fees and amortization of identifiable intangible assets, such as patents and licenses.

We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon the square footage of facilities used or the headcount in each of these areas. These allocated charges include facility rent, utilities, communications charges, and depreciation expenses for our building, equipment, and office furniture.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006, using the modified-prospective method of recognition of compensation expense related to share-based payments. Our consolidated statements of operations for the year ended December 31, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective transition method, our consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model. For the years ended December 31, 2007 and 2006, we recorded stock-based compensation of $0.4 million and $1.0 million, respectively.

During 2007, 2006, and 2005, we charged $0.3 million, $0.8 million, and $1.8 million, respectively, to general and administrative expense for amortization of intangible assets, such as developed technology and non-compete agreements, obtained through various business acquisitions.

On February 6, 2008, we announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a 12% reduction in our worldwide workforce, across all functional areas, and the closing of certain international offices. On May 1, 2008, we also announced plans to restructure our operations to more closely align them with our key strategic focus and more effectively target the residential triple play market, enhanced business services and the converging core network. We announced that we would consolidate our broadband, wireline and fiber optics operations. As a result of combining our business units and operations, we are likely to reduce or eliminate investment in some or all of them, reduce or eliminate product lines, reduce or eliminate our sales presence in certain geographic areas, resulting in a reduction in our revenues and expenses in the short term.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	38.5	34.5	33.4

Gross profit	61.5	65.5	66.6

Operating expenses:
Research and development	25.3	21.1	26.9
Selling and marketing	30.9	27.7	34.2
General and administrative	20.1	16.6	21.6
Gain from legal settlement	—	—	(2.2)

Total operating expenses	76.3	65.4	80.5

Income (loss) from operations	(14.8)	0.1	(13.9)
Other income, net	2.2	2.2	0.7

Income (loss) before income taxes	(12.6)	2.3	(13.2)
Income tax expense	0.9	1.8	1.7

Net income (loss)	(13.5)%	0.5%	(14.9)%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Net Sales by Product Category

Our net sales by product category for the years ended December 31, 2007, 2006 and 2005 are summarized as follows (in thousands, except percentages):

	Years Ended December 31,		Variance in Dollars	Variance in Percent	Years Ended December 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006			2006	2005
Wireline access	$33,226	$35,618	$(2,392)	(7)%	$35,618	$22,778	$12,840	56%
Cable broadband	27,732	31,306	(3,574)	(11)%	31,306	20,704	10,602	51%
Fiber optics	25,227	24,969	258	1%	24,969	19,285	5,684	29%
Signaling	7,206	7,987	(781)	(10)%	7,987	5,747	2,240	39%

	$93,391	$99,880	$(6,489)	(6)%	$99,880	$68,514	$31,366	46%

Net Sales by Product Category

Net sales decreased 6% to $93.4 million in 2007 from $99.9 million in 2006. The decrease in wireline access products was primarily due to decreased sales of our HTT product and the decrease in cable broadband products was primarily due to lower demand for the AT2500 products. The decrease in signaling products was primarily due to lower sales of our NeTracker and 3GMaster products. During the years ended December 31, 2007, 2006, and 2005, our sales were not significantly affected by changes in prices.

Net sales increased 46% to $99.9 million in 2006 from $68.5 million in 2005. The sales increases in fiber optics and cable broadband products were generally due to increased demand for our products resulting from our continuing penetration of diverse geographic markets with product lines that we continue to enhance in terms of breadth, functionality, and performance. The increase in wireline access products was primarily the result of the expected transition to new technologies.

Net Sales by Geography

Our net sales by geographic areas for the years ended December 31, 2007, 2006 and 2005 are summarized as follows (in thousands, except percentages):

	Years Ended December 31,		Variance in Dollars	Variance in Percent	Years Ended December 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006			2006	2005
United States	$40,351	$52,433	$(12,082)	(23)%	$52,433	$35,195	$17,238	49%
Canada	2,609	1,340	1,269	95%	1,340	1,797	(457)	(25)%
Asia/Pacific	17,353	18,313	(960)	(5)%	18,313	13,071	5,242	40%
Europe/Africa/Middle East	29,517	24,540	4,977	20%	24,540	16,440	8,100	49%
Latin America	3,561	3,254	307	9%	3,254	2,011	1,243	62%

	$93,391	$99,880	$(6,489)	(6)%	$99,880	$68,514	$31,366	46%

The decrease in sales in the United States in 2007 as compared to 2006 was due to decreased sales of our wireline access and cable broadband products. Our growth in Europe/Africa/Middle East in 2007 as compared to 2006 was due primarily to a $5.4 million increase in sales of wireline access products, partially offset by a decline in sales of our fiber optics products. International sales increased to $53.0 million, or 57% of net sales in 2007, from $47.4 million, or 48% of net sales in 2006.

The increase in North American sales in 2006 compared to 2005 was primarily the result of increased sales of wireline access products and cable broadband products. Our growth in Europe/Africa/Middle East reflected the results of our ongoing development of distribution channels in these regions.

Cost of Sales

	Years Ended December 31,		Variance in Dollars	Variance in Percent	Years Ended December 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006			2006	2005
Cost of sales	$36,018	$34,504	$1,514	4%	$34,504	$22,874	$11,630	51%
Percentage of net sales	39%	35%			35%	33%

Gross margins were 61% and 65% for 2007 and 2006, respectively. The lower gross margin was primarily the result of higher direct material costs and recording a charge for excess and obsolete inventory. Margins are expected to be approximately 60-65% in 2008.

Gross margins were 65% and 67% for 2006 and 2005, respectively. The lower gross margin was primarily the result of increases in the overall cost of materials and the impact of product mix. The gross margin percentage is susceptible to change from variations in our product mix, changes in the proportion of our sales to international customers, and pricing pressures.

Research and Development

	Years Ended December 31,		Variance in Dollars	Variance in Percent	Years Ended December 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006			2006	2005
Research and development	$23,589	$21,068	$2,521	12%	$21,068	$18,402	$2,666	14%
Percentage of net sales	25%	21%			21%	27%

Research and development (“R&D”) expenses increased in 2007 compared to 2006 primarily due to increased prototype expenses of $0.9 million, higher spending for outside services of $0.7 million and increased headcount-related expenses of $0.5 million in the United States and at our some of our international locations. R&D expenses tend to fluctuate from period to period, depending on requirements at the various stages of our product development cycles. Through our research and development activities, we have attempted to control costs and to develop products that address customer needs in a rapidly changing and competitive market so that we can increase our share in new markets and grow our sales. R&D expenses are expected to decline over time as a result of our efforts to consolidate product development activity.

R&D expenses increased in 2006 compared to 2005 primarily due to increased salaries and wages of $1.0 million associated with increased staffing in Canada and our Beijing research laboratory and retention bonus payments, increased parts and prototyping costs of $0.4 million, and increased stock-based compensation expense of $0.5 million associated with the adoption of SFAS 123R.

Selling and Marketing

	Years Ended December 31,		Variance in Dollars	Variance in Percent	Years Ended December 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006			2006	2005
Selling and marketing	$28,817	$27,688	$1,129	4%	$27,688	$23,462	$4,226	18%
Percentage of net sales	31%	28%			28%	34%

Selling and marketing expenses increased in 2007 compared to 2006 primarily due to increased outside services expense associated with product marketing and public relations of $0.8 million and increased headcount-related expenses of $0.6 million.

Selling and marketing expenses increased in 2006 compared to 2005 primarily due to increased salaries and wages of $1.5 million primarily associated with increased headcount and retention bonus payments, increased commission expense of $1.7 million associated with increased sales, and increased stock-based compensation expense of $0.4 million associated with the adoption of SFAS 123R. The commission expenses included in selling and marketing can fluctuate both with changes in sales volume and with changes in the channels through which the sales flow. We use different distribution methods to supply our products to different geographical regions and different customers, and the commission rates we incur can vary among these channels. International sales to distributors are generally made at substantial discounts but without commission, resulting in both lower sales prices and lower marketing expenses than equivalent sales made domestically directly to the end customer.

General and Administrative

	Years Ended December 31,		Variance in Dollars	Variance in Percent	Years Ended December 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006			2006	2005
General and administrative	$18,746	$16,586	$2,160	13%	$16,586	$14,795	$1,791	12%
Percentage of net sales	20%	17%			17%	22%

General and administrative expenses increased in 2007 compared to 2006 primarily due to increased professional fees of $0.8 million, higher spending for outside services of $0.7 million and increased headcount-related expenses of $0.4 million. General and administrative expenses are expected to continue at similar levels through the first half of 2008 as decreased legal expenses are offset by increased costs of compliance with Sarbanes-Oxley and continuing accounting and audit related expenses. These costs are expected to decline in the second half of 2008 as the Company implements its restructuring plans.

General and administrative expenses increased in 2006 compared to 2005 primarily due to increased salaries and wages of $1.7 million primarily associated with increased headcount and retention bonus payments, increased legal expense of $0.6 million related to special investigations, increased audit related expense of $0.7 million due to expanded procedures as a result of the investigation and restatement, offset in part by lower amortization expense related to intangible assets of $1.0 million and lower legal fees of $0.2 million due to the settlement of litigation with Acterna in August 2005. During 2006, we experienced substantial costs related to a special investigation undertaken by the Audit Committee. Excluding this item, general and administrative expense in 2006 was essentially flat as compared to 2005.

Gain from Legal Settlement

A one-time settlement of $1.5 million was received as a result of the settlement of all litigation between us and Acterna in August 2005. This is considered an unusual item and reported separately on the consolidated statements of operations as a component of operating expenses for the year ended December 31, 2005.

Other Income, Net

	Years Ended December 31,		Variance in Dollars	Variance in Percent	Years Ended December 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2007	2006			2006	2005
Other income, net	$2,043	$2,174	$(131)	(6)%	$2,174	$472	$1,702	361%
Percentage of net sales	2%	2%			2%	1%

Other income, net primarily represents interest earned on cash and investment balances and gains and/or losses on assets, liabilities, and transactions denominated in foreign currencies. Other income, net decreased slightly in 2007 compared to 2006 due to losses on the disposal of fixed assets of $0.4 million, partially offset by the positive impact of higher realized gains of $0.2 million on our sale of Top Union Electronics Corp. (“Top Union”) stock that we recognized in 2007. As of December 31, 2007, we no longer hold shares of Top Union stock.

Other income, net increased in 2006 compared to 2005 reflecting a $1.3 million increase in exchange gains due to the impact of the declining dollar on our investments in foreign subsidiaries, and increased gains of $0.3 million from the sale of Top Union stock recognized in 2006.

Income Tax Expense

Income tax expense consists primarily of state and foreign income taxes. Income tax expense decreased to $0.8 million in 2007 from $1.7 million in 2006 and reflects the lower levels of taxable income generated in 2007 in certain of our foreign subsidiaries.

Income tax expense increased to $1.7 million in 2006 from $1.2 million in 2005 and reflects the higher levels of taxable income generated in 2006 in certain of the Company’s foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements and Capital Resources

As of December 31, 2007 and 2006, we had working capital of $32.0 million and $40.7 million, respectively, and cash, cash equivalents and short-term investments of $16.0 million and $22.0 million, respectively.

In 2001, we obtained a loan from the Italian government, which bears interest at 2% a year. At December 31, 2007, the outstanding balance on this loan was $0.6 million, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003.

On August 13, 2007, we entered into a $10 million secured revolving credit arrangement, as well as a letter of credit facility, with Silicon Valley Bank (“SVB”). We may borrow, repay and reborrow under the line of credit facility at any time. The amount that we are able to borrow under the revolving credit agreement will vary based on our eligible accounts receivable, as defined in the agreement. The borrowing base on the revolving credit agreement is $5 million plus 80% of eligible accounts receivable. As of June 30, 2008, we were able to borrow approximately $8.7 million under the revolving credit agreement. The line of credit facility bears interest at the bank’s prime rate of 5.0% at August 31, 2008. Our line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable. The line of credit and facility expires on August 13, 2008. As of December 28, 2007, the revolving credit arrangement was amended to reduce our tangible net worth requirement from $57 million to $50 million. As of December 31, 2007, there were no amounts outstanding under this revolving credit agreement.

On August 12, 2008, we amended our secured revolving credit arrangement with SVB, which was scheduled to expire on August 13, 2008, to extend the term of all indebtedness to August 12, 2009. We also reduced our required Quick Ratio Covenant to 0.80:1.00 (from 1:1) and our required minimum Tangible Net Worth Covenant to $44 million for the fiscal quarters ending September 30, 2008 and December 31, 2008 and to $40 million for the fiscal quarters ending March 31, 2009 and June 30, 2009 (from $50 million for all such periods). In addition, SVB also gave us a limited waiver of existing default due to our Tangible Net Worth being less than $50 million as of June 30, 2008. As of August 31, 2008, there was $3.0 million outstanding under this revolving credit agreement.

On February 6, 2008, we announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a 12% reduction in our worldwide workforce, across all functional areas, and the closing of certain international offices. On May 1, 2008, we also announced plans to restructure our operations to more closely align them with our key strategic focus and more effectively target the residential triple play market, enhanced business services and the converging core network. We announced that we would consolidate our broadband, wireline and fiber optics operations. As a result of combining our business units and operations, we are likely to reduce or eliminate investment in some or all of them, reduce or eliminate product lines, reduce or eliminate our sales presence in certain geographic areas, and likely reduce our revenues.

The cost reduction program, when fully implemented, is expected to save approximately $10-12 million per year on a pre-tax basis. We will recognize one-time charges of approximately $1.4 million in the first quarter of 2008 and $0.3 million in the second quarter of 2008 associated with employee severance payments, lease terminations, and other related impairment charges. The restructuring and impairment costs include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment that will be disposed.

We believe that our current cash balances, future cash flows, anticipated asset sales, and line of credit arrangement will be sufficient to meet our anticipated cash needs for our operations, complete needed business projects, achieve our plans and objectives, meet financial commitments, meet working capital requirements, make capital expenditures, and fund other activities beyond the next twelve months from the date of the filing of this Form 10-K.

Sources and Uses of Cash

Cash used in operating activities was $2.8 million in 2007. Cash provided by operating activities was $2.7 million in 2006. Cash used in operating activities was $4.0 million in 2005. Cash used in operating activities increased during 2007 compared to 2006 primarily due to the net loss for 2007. Cash provided by operating activities increased during 2006 compared to 2005 primarily due to net income in 2006, increased income taxes payable and deferred revenue. These increases were partially offset by increased inventories and accounts receivable in response to higher sales volume. In general, our ability to generate and sustain positive cash flows from operations will depend on our ability to generate and collect cash from future sales, while maintaining a cost structure lower than those sales amounts. Therefore, sales volume is the most significant uncertainty in our ability to generate positive cash flows from operations.

Cash provided by investing activities was $1.8 million in 2007 compared to cash used in investing activities of $2.9 million in 2006. Cash provided by investing activities was $6.2 million in 2005. The $4.7 million increase in net cash provided by investing activities during 2007 compared to 2006 was primarily due to an increase in the sales of short-term investments, net of purchases and a reduction of capital expenditures in 2007. The $9.1 million decrease in net cash provided by investing activities during 2006 compared to 2005 was primarily due to an increase in capital expenditures associated primarily with the relocation of our manufacturing facility in Taiwan and a decrease in proceeds received from the sale of short-term investments, net of purchases. As of December 31, 2007, we had no plans for nonrecurring capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash used in financing activities was $0.2 million in 2007, $0.5 million in 2006, and $1.4 million in 2005. The decrease in cash used in financing activities during 2007 compared to 2006 was primarily due to increases in restricted cash during 2006 that were not required during 2007 and reduced payments on notes payable. The decrease in cash used in financing activities during 2006 compared to 2005 was primarily due to the Board of Directors not declaring a cash dividend to be paid in 2006, offset by an increase in restricted cash and a decrease in proceeds from common stock issued under our Employee Stock Purchase Plan and exercise of stock options. No purchases of stock under the Stock Purchase Plan or exercises of stock options have been permitted subsequent to December 2005 due to restrictions on our ability to issue stock as a result of not being current with our SEC filings.

Debt Instruments, Guarantees, and Related Covenants

Our outstanding debt at December 31, 2007 consisted primarily of a $0.6 million loan from the Italian government for research and development that is payable over a period of eight years through semi-annual payments ending in 2011. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook or an inability to achieve such changes which would have any significant impact on our operations. We are not subject to any debt covenants that we believe might have a material impact on our business.

On August 13, 2007, we entered into a $10 million revolving credit arrangement and line of credit facility with Silicon Valley Bank, which revolving credit agreement was amended on August 12, 2008. It is collateralized by substantially all of our assets. As of December 31, 2007, there were no amounts outstanding under this revolving credit agreement. As of August 31, 2008, there was $3.0 million outstanding under this revolving credit agreement and we were in compliance with all operating and financial covenants. Please refer to “Note 17—Subsequent Events” of our Notes to Consolidated Financial Statements for information regarding our current Revolving Credit Agreement.

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

Allowance for Doubtful Accounts Receivable

We determine our allowance for doubtful accounts receivable by making our best estimate of specific uncollectible accounts considering our historical accounts receivable collection experience and the information that we have about the current status of our accounts receivable balances. If future conditions cause our collection experience to change or if we later obtain different information about the status of any or all of our accounts receivable, additional allowances for doubtful accounts receivable may be required. We charge provisions for doubtful accounts receivable to general and administrative expenses on our statements of operations.

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

Valuation of Goodwill and Other Intangible Assets

We evaluate the valuation of goodwill in the manner prescribed by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As required by SFAS 142, we test goodwill for impairment annually, during our fourth fiscal quarter. We would also test goodwill for impairment if certain events or changes in circumstances stipulated by SFAS 142 were to occur. SFAS 142 prescribes a two-phase process for the impairment testing of goodwill. The first screens for impairment by comparing the fair value of our reporting unit, which we consider to be the market capitalization of our entire telecommunications testing equipment business, to its carrying value. If the carrying value were to exceed the fair value, the second phase of the process would occur. In the second phase, we would recognize an impairment for the excess of the carrying value, if any, of our goodwill over its implied fair value. The implied fair value of our goodwill is the excess of our reporting unit’s total fair value over the combined net fair values of its individual assets and liabilities. Based on the annual test for impairment performed during the fourth fiscal quarter of 2007, goodwill was determined not to be impaired. Our market capitalization has historically exceeded our net asset value, although our market capitalization has been declining in 2008 and was consistently below our net asset value during the third quarter of 2008. As of August 31, 2008, our market capitalization was approximately $10 million below our net asset value and our stock price has continued to decline further in the month of September. This decline in our market capitalization will trigger the requirement of performing the second phase of the impairment testing of goodwill in 2008.

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

When the arrangement with the customer includes future obligations or customer acceptance provisions, we recognize revenue when those obligations have been met or customer acceptance has been received. We defer revenue from services and support provided under our extended warranty programs, and recognize it on a straight-line basis over the warranty period. Deferred revenue represents amounts received from customers in advance of services and support to be provided and amounts received for product sales that are subject to customer acceptance. Provisions are recorded at the time of sale for estimated product returns, standard warranty obligations, and customer support.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which addresses the accounting for share-based payment transactions in which we obtain employee services in exchange for (a) our equity instruments or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using Accounting Principles Board (“APB”) 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant-date fair value based method. We implemented SFAS 123R effective January 1, 2006 using the modified-prospective method of recognition of stock-based compensation expense.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CONTRACTUAL OBLIGATIONS

The following table summarizes, as of December 31, 2007, the timing of future cash payments due under certain contractual obligations (in thousands):

	Payments Due In
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings and notes payable	$607	$183	$340	$84	$—
Interest expense associated with borrowings and notes payable	21	10	10	1	—
Operating lease obligations	5,257	1,868	2,811	552	26
Purchase obligations*	3,846	3,846	—	—	—

Total	$9,731	$5,907	$3,161	$637	$26

*	Represents our outstanding purchase orders for goods and services. While the amount above represents our purchase agreements as of December 31, 2007, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled, or terminated.

We have $1.7 million of long-term income taxes payable related to unrecognized tax benefits as of December 31, 2007. We cannot estimate the payments due by period because the total income taxes payable and timing of tax payments depend on the resolution of uncertain tax positions and any future tax examinations which cannot be estimated with certainty. Therefore, the income taxes payable related to unrecognized tax benefits are not reflected in the contractual obligations table above.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must reach before financial statement recognition. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, we adopted the provisions of FIN 48, the adoption of which did not have a significant impact on our condensed consolidated financial statements. The effect of the adoption of FIN 48 on our consolidated balance sheets at December 31, 2007 is summarized in “Note 14—Income Taxes.”

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is our fiscal year 2008, for financial assets and liabilities and for fiscal years beginning after November 15, 2008, which is our fiscal year 2009, for non-financial assets and liabilities. We do not expect that the adoption of SFAS 157 will have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2008. We do not expect that the adoption of SFAS 159 will have a significant impact on our consolidated financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We sell our products in North America, the Asia/Pacific region, Latin America, Africa, the Middle East, and Europe and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a portion of our sales denominated in euros, the Canadian dollar, Japanese yen, Korean won, and other currencies, which are also affected by changes in currency exchange rates. To hedge these risks, we have, at certain times, used derivative financial instruments. As of December 31, 2007, we had no material derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sunrise Telecom Incorporated:

We have audited the accompanying consolidated balance sheets of Sunrise Telecom Incorporated and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Telecom Incorporated and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, and FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, effective January 1, 2006 and January 1, 2007, respectively.

/s/ KPMG LLP

Mountain View, California

October 2, 2008

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$15,981	$17,450
Short-term investments	—	4,565
Accounts receivable, net of allowance of $270 and $281, respectively	17,972	22,079
Inventories	17,445	17,639
Prepaid expenses and other assets	2,283	1,674
Deferred tax assets	982	417

Total current assets	54,663	63,824
Property and equipment, net	27,211	28,064
Restricted cash	296	300
Marketable securities	—	861
Goodwill	12,736	12,608
Intangible assets, net	1,116	1,084
Other assets	854	917

Total assets	$96,876	$107,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$183	$181
Accounts payable	4,653	2,453
Other accrued liabilities	15,158	14,518
Income taxes payable	181	3,562
Deferred revenue	2,520	2,416

Total current liabilities	22,695	23,130
Notes payable, less current portion	424	528
Income taxes payable	1,700	—
Deferred revenue, less current portion	13	25
Deferred tax liabilities	2,106	1,239

Total liabilities	26,938	24,922

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,349,058 shares outstanding as of December 31, 2007 and 2006, respectively	51	51
Additional paid-in capital	77,788	77,426
Retained earnings (accumulated deficit)	(8,792)	3,764
Accumulated other comprehensive income	891	1,495

Total stockholders’ equity	69,938	82,736

Total liabilities and stockholders’ equity	$96,876	$107,658

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Net sales	$93,391	$99,880	$68,514
Cost of sales	36,018	34,504	22,874

Gross profit	57,373	65,376	45,640

Operating expenses:
Research and development	23,589	21,068	18,402
Selling and marketing	28,817	27,688	23,462
General and administrative	18,746	16,586	14,795
Gain from legal settlement	—	—	(1,500)

Total operating expenses	71,152	65,342	55,159

Income (loss) from operations	(13,779)	34	(9,519)
Other income, net	2,043	2,174	472

Income (loss) before income taxes	(11,736)	2,208	(9,047)
Income tax expense	820	1,694	1,193

Net income (loss)	$(12,556)	$514	$(10,240)

Net income (loss) per share:
Basic and diluted	$(0.24)	$0.01	$(0.20)

Shares used in computing net income (loss) per share:
Basic	51,349	51,349	51,006

Diluted	51,349	51,580	51,006

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive

Income (Loss)

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2004	50,703	$51	$75,412	$(60)	$16,029	$2,054	$93,486
Exercise of common stock options	166	—	270	—	—	—	270
Common stock issued under Employee Stock Purchase Plan	480	—	711	—	—	—	711
Deferred stock-based compensation	—	—	(1)	52	—	—	51
Cash dividend of $0.05 per share	—	—	—	—	(2,539)	—	(2,539)
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	(613)	(613)	$(613)
Cumulative translation adjustment	—	—	—	—	—	(277)	(277)	(277)
Net loss	—	—	—	—	(10,240)	—	(10,240)	(10,240)

Comprehensive loss								$(11,130)

Balances, December 31, 2005	51,349	51	76,392	(8)	3,250	1,164	80,849

Reversal of deferred stock-based compensation	—	—	(8)	8	—	—	—
Stock-based compensation expense	—	—	1,042	—	—	—	1,042
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	352	352	$352
Cumulative translation adjustment	—	—	—	—	—	(21)	(21)	(21)
Net income	—	—	—	—	514	—	514	514

Comprehensive income								$845

Balances, December 31, 2006	51,349	51	77,426	—	3,764	1,495	82,736

Stock-based compensation expense	—	—	362	—	—	—	362
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	(406)	(406)	$(406)
Cumulative translation adjustment	—	—	—	—	—	(198)	(198)	(198)
Net loss	—	—	—	—	(12,556)	—	(12,556)	(12,556)

Comprehensive loss								$(13,160)

Balances, December 31, 2007	51,349	$51	$77,788	$—	$(8,792)	$891	$69,938

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Cash received from customers	$97,950	$96,840	$65,984
Cash paid to suppliers and employees	(100,234)	(95,983)	(71,711)
Income taxes paid	(2,593)	(146)	(403)
Interest and other receipts, net	2,081	1,957	2,142

Net cash provided by (used in) operating activities	(2,796)	2,668	(3,988)

Cash flows from investing activities:
Purchases of short-term investments	(1,003)	(4,510)	(6,819)
Proceeds from sales of short-term investments	5,570	6,577	16,300
Proceeds from sales of marketable securities	976	657	3
Capital expenditures	(3,403)	(5,401)	(3,281)
Acquisition of intangible assets	(297)	(236)	—

Net cash provided by (used in) investing activities	1,843	(2,913)	6,203

Cash flows from financing activities:
Decrease (increase) in restricted cash	4	(283)	288
Proceeds from notes payable	—	27	64
Payments on notes payable	(169)	(240)	(194)
Dividends paid	—	—	(2,539)
Net proceeds from issuance of common stock	—	—	711
Proceeds from exercise of stock options	—	—	270

Net cash used in financing activities	(165)	(496)	(1,400)

Effect of exchange rate changes on cash and cash equivalents	(351)	(133)	(249)

Net increase (decrease) in cash and cash equivalents	(1,469)	(874)	566
Cash and cash equivalents, beginning of year	17,450	18,324	17,758

Cash and cash equivalents, end of year	$15,981	$17,450	$18,324

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(12,556)	$514	$(10,240)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,585	5,186	6,576
Stock-based compensation	362	1,042	51
Provision for (recoveries of) losses on accounts receivable	378	271	(80)
Loss on disposal of property and equipment	550	111	156
Gain on sale of marketable securities	(521)	(341)	(2)
Deferred income taxes	302	(158)	642
Changes in operating assets and liabilities:
Accounts receivable	3,729	(4,625)	(2,530)
Inventories	(246)	(4,837)	(2,025)
Prepaid expenses and other assets	(548)	(518)	(226)
Accounts payable and other accrued liabilities	2,758	2,729	3,279
Income taxes receivable and payable	(1,681)	1,704	148
Deferred revenue	92	1,590	263

Total adjustments	9,760	2,154	6,252

Net cash provided by (used in) operating activities	$(2,796)	$2,668	$(3,988)

Supplemental Disclosures
Cash paid for interest	$29	$23	$18

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Business and Significant Accounting Policies

(a)    Business

Sunrise Telecom Incorporated (the “Company”) designs, manufactures, and markets service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, internet access and wireless networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. Due to its international operations, the Company has wholly-owned subsidiaries located outside of the United States in Canada, Italy, Taiwan, Switzerland, South Korea, Japan, China, Germany, France, Spain, and Mexico.

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

When the arrangement with the customer includes future obligations or customer acceptance provisions, the Company recognizes revenue when those obligations have been met or customer acceptance has been received. The Company defers revenue from services and support provided under its extended warranty programs and recognizes it on a straight-line basis over the warranty period. Deferred revenue represents amounts received from customers in advance of services and support to be provided and amounts received prior to customer acceptance. Provisions are recorded at the time of sale for estimated product returns, standard warranty obligations, and customer support.

(d)    Warranty Cost

The Company’s products are covered by standard warranties of one to three years to its customers depending on the specific product and terms of the customer purchase agreement. In addition, the Company offers its customers the option to purchase a two-year extended warranty. The Company’s standard warranties require it to repair or replace

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

defective products during the warranty period at no cost to the customer. At the time that product revenue is recognized, the Company records a liability for estimated costs under its standard warranties. The costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded liability for product warranties and adjusts the amount as necessary.

(e)    Research and Development

Costs incurred in the research and development of new products and enhancements to existing products are expensed as incurred until the product has been completed and tested and is ready for commercial manufacturing. Accordingly, no research and development costs have been capitalized.

(f)    Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities included in the Company’s financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. Estimated fair values for investment securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments. Based on borrowing rates currently available to the Company, the carrying value of the notes payable is not materially different from the fair value as of December 31, 2007.

(g)    Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of 90 days or less when acquired to be cash equivalents. Cash equivalents as of December 31, 2007 and 2006 consisted primarily of cash on deposit with banks and money market funds. The Company determines the appropriate classification of debt and equity securities at the time of purchase. Investments classified as available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income or loss in stockholders’ equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in other income (expense).

Short-term investments as of December 31, 2006 consisted primarily of market auction rate notes that reset every seven to 90 days, but have an underlying maturity that extends beyond ninety days. The fair value of the short-term investments approximated cost as of December 31, 2006.

(h)    Restricted Cash

Restricted cash is cash held in certificates of deposit by a financial institution that collateralize standby letters of credit issued by the financial institution on the Company’s behalf.

(i)    Allowance for Doubtful Accounts

The Company determines its allowance for doubtful accounts receivable by making its best estimate of specific uncollectible accounts considering its historical accounts receivable collection experience and the information that it has about the current status of the accounts receivable balances. If future conditions cause the collection experience to change or if the Company later obtains different information about the status of any or all of its accounts receivable, additional allowances for doubtful accounts receivable may be required. The Company charges provisions for doubtful accounts receivable to general and administrative expenses and provisions for sales returns to net sales in its statements of operations.

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

(l)    Goodwill and Other Intangible Assets

The Company initially records acquired intangible assets at their fair values. The Company amortizes those acquired intangible assets with estimable useful lives over those lives in proportion to the economic benefits consumed. The Company has determined that straight-line amortization over two to ten years reasonably approximates the consumption of these economic benefits. The Company capitalizes the legal and other costs of registering patents on technology developed by its own research and development activities. Legal and other costs of registering patents capitalized were $297,000, $236,000, and $27,000 during 2007, 2006 and 2005, respectively. The Company amortizes the capitalized costs of issued or acquired patents over the estimated useful life or legal life of the patent, whichever is shorter.

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

(m)    Long-Lived Assets

Long-lived assets, including property and equipment and identifiable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that such assets may be impaired, or that the estimated useful lives are no longer appropriate. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the impairment evaluation is performed based on asset groups, which represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company reviews its long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event that such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values using discounted estimates of future cash flows.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(n)    Income Taxes

The Company accounts for income taxes using the asset and liability method under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the future tax consequences attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period that includes the enactment date.

SFAS 109 requires that the Company weigh both positive and negative evidence in order to ascertain whether it is likely that deferred tax assets will be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for the future tax consequences attributable to operating losses and tax credit carry-forwards.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position must reach before financial statement recognition. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted the provisions of FIN 48, the adoption of which did not have a significant impact on the Company’s consolidated financial statements. The effect of the adoption of FIN 48 on the Company’s consolidated financial statements is summarized in “Note 14—Income Taxes.”

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

The Company’s customers are concentrated in the telecommunications and cable broadband industries. Accordingly, the Company’s future success depends on the buying patterns of these customers and the continued demand by these customers for the Company’s products. Additionally, the market is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The Company’s continued success will depend upon its ability to enhance existing products and to develop and introduce, on a timely basis, new products and features that keep pace with technological developments and emerging standards. As a result of its international sales, the Company’s operations are subject to risks of doing business abroad, including, but not limited to, fluctuations in the relative values of currencies, longer payment cycles,

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

and greater difficulty in collecting accounts receivable. Verizon Communications, Inc. accounted for 13% and 11% of the Company’s net sales in 2007 and 2006, respectively. No individual end customer or distributor accounted for 10% or more of the Company’s net sales in 2005.

The Company purchases many key products, such as microprocessors, field programmable gate arrays, bus interface chips, optical components, and oscillators, from a single source or from that source’s sole supplier and relies exclusively on third-party subcontractors to manufacture certain sub-assemblies. The Company may also retain third party design services in the development of the Company’s products. The Company does not have long-term supply agreements with these vendors. As a result of its reliance on single-source vendors, the Company’s operations are subject to risks including, but not limited to, interruption of supply of key components, delays in product manufacture and delivery, product development delays, price fluctuations, and exposure to quality related issues. Long lead-times for delivery of certain sole-sourced components may impact the ability of the Company to respond to changes in production demand in a timely fashion.

(p)    Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. For the years ended December 31, 2007, 2006, and 2005, potential common equivalent shares from weighted average outstanding stock options of 3,304,334, 4,402,434 and 4,835,859, respectively, were excluded from the calculation of diluted EPS presented in the consolidated statements of operations because their effect would have been anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

	Years Ended December 31,
	2007	2006	2005
Basic—weighted-average number of common shares outstanding	51,349	51,349	51,006
Effect of dilutive potential common equivalent shares:
Stock options outstanding	—	231	—

Diluted—weighted-average number of common shares and common equivalent shares outstanding	51,349	51,580	51,006

(q)    Stock-Based Compensation

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for all eligible employees. Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. SFAS 123R superseded Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and amended SFAS No. 95, Statement of Cash Flows. SFAS 123R also requires the benefits of

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”), which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

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

(t)    Advertising Cost

The Company expenses advertising costs as incurred. Such costs are included in selling and marketing expense and totaled approximately $184,000, $417,000, and $743,000 during the years ended December 31, 2007, 2006, and 2005, respectively.

(u)    Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not expand the use of fair value in

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2008, for financial assets and liabilities and for fiscal years beginning after November 15, 2008, which is the Company’s fiscal year 2009, for non-financial assets and liabilities. The Company does not expect that the adoption of SFAS 157 will have a significant impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No.141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will be required to adopt SFAS 141R in its fiscal year 2009 commencing January 1, 2009.

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

(w)    Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to stockholders’ equity and includes unrealized gains and losses which have been excluded from the consolidated statements of operations. These unrealized gains and losses consist of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

(2)    Related Party Transactions

On February 7, 2006, Paul Chang resigned his positions as the Company’s President and Chief Executive Officer and Chairman and member of the Board of Directors. On that same day, the Company entered into an employment agreement with Mr. Chang, pursuant to which the Company employed Mr. Chang as its Technology Advisor at an

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

annual salary of $400,000. Under the terms of the agreement, if Mr. Chang’s employment was terminated by the Company without cause and Mr. Chang executed a general release of claims, the Company agreed to provide him with certain severance benefits at the time of termination of employment less applicable withholdings. On March 14, 2006, the Company entered into a separation agreement with Mr. Chang and provided Mr. Chang a severance payment of $300,000, less applicable taxes as well as payment of outstanding salary and benefits.

Mr. Chang is the owner of Telecom Research Center (“TRC”). During 2006 and 2005, the Company purchased equipment used in its manufacturing process from TRC totaling $83,000 and $67,000, respectively. There were no purchases from TRC during 2007. The Company had no accounts payable to TRC at December 31, 2007 and 2006. The terms of the Company’s transactions with TRC are similar to those with unrelated parties. The Company’s business relationship with TRC was reviewed and approved by the Company’s Board of Directors and Audit Committee.

(3)    Financial Statement Details

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$8,187	$11,323
Work in process	5,486	2,732
Finished goods	3,772	3,584

	$17,445	$17,639

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Land	$8,821	$8,821
Building	10,023	9,872
Equipment	33,885	32,428
Furniture and fixtures	2,634	2,584
Leasehold improvements	1,606	1,420

	56,969	55,125
Less accumulated depreciation and amortization	29,758	27,061

	$27,211	$28,064

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $4.2 million, $4.4 million and $4.8 million, respectively.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Accrued compensation and other related benefits	$5,861	$4,822
Commissions payable	1,340	1,807
Sales tax payable	423	931
Accrued warranty (see Note 8)	1,454	1,656
Accrued inventory receipts	1,226	1,536
Legal accrual	307	372
Other accrued expenses	4,547	3,394

	$15,158	$14,518

Other Income, net

Other income, net consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Interest income	$733	$650	$676
Foreign exchange gain (loss)	983	1,028	(272)
Gain on sale of marketable securities	521	335	2
Interest expense	(30)	(60)	(57)
Other income (expense), net	(164)	221	123

	$2,043	$2,174	$472

(4)    Valuation and Qualifying Accounts

A summary of valuation and qualifying accounts is as follows (in thousands):

	Balance at Beginning of Year	Charged to Sales / Expenses	Write-offs	Reversals and Recoveries	Balance at End of Year
Allowance for doubtful accounts:
2007	$281	$378	$(389)	$—	$270
2006	$428	$66	$(213)	$—	$281
2005	$799	$67	$(291)	$(147)	$428

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

Non-current marketable securities, at December 31, 2006, consisted entirely of common stock of Top Union Electronics Corp. (“Top Union”), a Taiwan R.O.C. corporation. The Company classified this investment as an available-for-sale security, which was stated at fair value with the unrealized gain presented as a separate component of stockholders’ equity. During the year ended December 31, 2007, the Company sold its remaining 1,883,000 shares of Top Union stock, realizing gross proceeds of approximately $976,000 and realizing gains of $521,000. During the year ended December 31, 2006, the Company sold 1,426,020 shares of Top Union stock, realizing gross proceeds of approximately $657,000 and realizing gains of $341,000.

(6)    Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, the Company no longer amortizes goodwill from business acquisitions.

Acquired intangible assets consisted of the following (in thousands):

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,886	$(6,855)	$31
Non-compete (four years)	249	(249)	—
Licenses (five years)	637	(608)	29
Patents and trademarks (two to seventeen years)	1,223	(167)	1,056

	$8,995	$(7,879)	$1,116

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,878	$(6,697)	$181
Non-compete (four years)	230	(204)	26
Licenses (five years)	637	(554)	83
Patents and trademarks (two to seventeen years)	925	(131)	794

	$8,670	$(7,586)	$1,084

Aggregate amortization expense for the years ended December 31, 2007, 2006, and 2005 was $0.3 million, $0.8 million, and $1.8 million, respectively.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Year ending December 31,	Amount
2008	$100
2009	40
2010	40
2011	40
2012	40
Thereafter	856

$1,116

The change in the carrying amount of goodwill during the year ended December 31, 2007 was as follows (in thousands):

Balance as of December 31, 2006	$12,608
Effect of foreign currency translation	128

Balance as of December 31, 2007	$12,736

The Company completed its impairment tests of goodwill during the quarters ended December 31, 2007 and 2006, as required under SFAS 142 and no impairment was required. The Company bases its impairment testing on a market capitalization analysis and considers itself to be a single reporting unit for purposes of this test.

(7)    Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2007	2006
Insurance deposits	$452	$494
Rental deposits	335	324
Other deposits	67	99

	$854	$917

(8)    Liability for Product Warranties

Changes in the Company’s liability for product warranties, which is included in other accrued liabilities in the consolidated balance sheets, during the years ended December 31, 2007, 2006, and 2005, were as follows (in thousands):

Year	Balance at Beginning of Year	Warranty Expense	Warranty Costs	Balance at End of Year
2007	$1,656	$1,302	$(1,504)	$1,454
2006	$834	$1,836	$(1,014)	$1,656
2005	$811	$839	$(816)	$834

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(9)    Short-term Borrowings and Notes Payable

As a result of various acquisitions completed prior to 2004, the Company assumed three non-interest bearing notes payable. The aggregate outstanding balance on these notes at December 31, 2007 was $18,000. In addition, the Company obtained a loan from the Italian government in 2001, which bears interest at 2% a year. At December 31, 2007, the outstanding balance on this loan was $589,000, which is to be repaid by semi-annual principal payments over an eight-year period which began in July 2003.

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Year ending December 31,	Amount
2008	$183
2009	169
2010	171
2011	84

$607

Short-term borrowings and notes payable are reported on the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2007	2006
Short-term borrowings and current portion of notes payable	$183	$181
Notes payable, less current portion	424	528

Total short-term borrowing and notes payable	$607	$709

Revolving Credit Agreement

On August 13, 2007, the Company entered into a $10 million secured revolving credit arrangement, as well as a letter of credit facility, with Silicon Valley Bank (“SVB”) to improve liquidity and working capital for the Company. The Company may borrow, repay and reborrow under the line of credit facility at any time. The amount that the Company is able to borrow under the revolving credit agreement will vary based on the eligible accounts receivable, as defined in the agreement. The borrowing base on the revolving credit agreement is $5 million plus 80% of eligible accounts receivable. The line of credit facility bears interest at the bank’s prime rate (5.0% at August 31, 2008). This line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable. The line of credit and facility expires on August 13, 2008. As of December 28, 2007, the revolving credit arrangement was amended to reduce the Company’s tangible net worth requirement from $57 million to $50 million. As of December 31, 2007, there were no amounts outstanding under this revolving credit arrangement. See also Note 17 “Subsequent Events.”

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Letters of Credit

As of December 31, 2007 and 2006, the Company had standby letters of credit with a maximum potential future payment of $296,000 and $300,000, respectively. These standby letters of credit secure an equal amount of performance bonds that were issued by financial institutions to our customers.

(10)    Leases

The Company leases all of its facilities, other than its U.S. headquarters which is owned by the Company, under several operating lease agreements through 2013. Future minimum lease payments, under these agreements, as of December 31, 2007, are as follows (in thousands):

Year ending December 31,	Amount
2008	$1,868
2009	1,643
2010	1,168
2011	473
2012	79
Thereafter	26

$5,257

Rent expense for the years ended December 31, 2007, 2006, and 2005 was approximately $1.8 million, $1.8 million, and $1.3 million, respectively.

(11)    Capital Stock

The Company’s Board of Directors declared dividends of $0.05 per share in 2005, but no dividends were declared for 2007 and 2006.

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company utilizes the Black-Scholes option pricing model to estimate the grant-date fair value of certain employee share-based compensatory awards, which requires the input of subjective assumptions, including expected volatility and expected life. Historical volatilities were used in estimating the fair value of the Company’s share-based awards, while the expected life of options was estimated based on historical trends since the Company’s initial public offering. Changes in these inputs and assumptions can materially affect the measurement of estimated fair value of the Company’s share-based compensation expense. Further, as required under SFAS 123R, the Company estimates forfeitures for share-based awards that are not expected to vest. The Company charges the estimated fair value less estimated forfeitures to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for its stock option grants and up to two years for its employee stock purchase plan. While the Company’s estimate of fair value and the associated charge to earnings materially affects its results of operations, it has no impact on its cash position.

In accordance with SFAS 123R, the Company recognizes tax benefits upon expensing nonqualified stock options and awards but the Company cannot recognize tax benefits concurrent with the recognition of share-based compensation expenses associated with incentive stock options and employee stock purchase plan shares (qualified stock options). For qualified stock options that vested after the adoption of SFAS 123R, the Company recognizes tax benefits only in the period when disqualifying dispositions of the underlying stock occur, which may be up to several years after vesting and in a period when the stock price substantially increases. For qualified stock options that vested prior to the adoption of SFAS 123R, the tax benefit is recorded directly to additional paid-in capital to the extent the Company is able to reduce taxes payable.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123R. Under SFAS 123R, tax benefits associated with excess tax deductions normally creditable to additional paid-in capital are not recognized until the deduction reduces taxes payable. Accordingly, no tax benefit related to excess tax deductions from qualified stock options was recognized during the years ended December 31, 2007 and 2006.

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal years ended December 31, 2007 and 2006 as a result of the adoption of SFAS 123R were as follows (in thousands):

	Years Ended December 31,
	2007	2006
Cost of sales	$22	$56
Research and development	114	458
Selling and marketing	144	375
General and administrative	82	153

Total	$362	$1,042

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company has historically issued new shares upon the exercise of stock options or employee stock purchase plan purchases.

Stock Option Plan

In April 2000, the Company’s Board of Directors approved the adoption of the 2000 Stock Plan (the “Stock Plan”). The Stock Plan became effective upon the Company’s initial public offering in July 2000. The total number of shares reserved for issuance under the Stock Plan equaled 7,550,000 shares of common stock, plus 5,250,000 shares of common stock that remained reserved for issuance under the Company’s 1993 Stock Option Plan as of the date the Stock Plan became effective, for a total of 12,800,000 shares. In February 2006, the Company’s Board approved a 200,000 share reserve increase for the Stock Plan which increased the total number of shares to 13,000,000. All outstanding options under the 1993 Stock Option Plan are administered under the 2000 Stock Plan but will continue to be governed by their existing terms. As of December 31, 2007, the Company had granted options to purchase 9,846,346 shares of its common stock to its employees, directors, and consultants and options to purchase 4,300,686 shares of common stock were canceled and returned to the Stock Plan, leaving 7,454,340 shares available for future grants.

Options may be granted as incentive stock options or nonstatutory stock options at the fair market value of such shares on the date of grant as determined by the Board of Directors. Options granted subsequent to 1996 vest over a four-year period, and expire 10 years from the date of grant, or sooner, upon termination of employment or if the stock plan is terminated by the Board of Directors. Approximately 216,000 and 571,000 shares associated with options granted in prior periods vested in the fiscal year ended December 31, 2007 and 2006, respectively.

The options granted under the 1993 Stock Option Plan include a provision whereby the option holder may elect at any time to exercise the option prior to its vesting. Unvested shares so purchased are subject to a repurchase right by the Company at the original purchase price. Such right lapses at a rate equivalent to the vesting period of the original option. As of December 31, 2007, there were no shares issued and subject to repurchase.

The following table summarizes stock option activity and weighted-average exercise prices for the year ended December 31, 2007.

	Options Available for Grant	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Balance at December 31, 2006	7,061,165	3,843,980	$3.51
Granted	—	—	$—
Exercised	—	—	$—
Forfeited	393,175	(393,175)	$3.70

Balance at December 31, 2007	7,454,340	3,450,805	$3.48	4.08	$357

Exercisable		3,264,278	$3.51	3.91	$357

Exercisable and expected to vest		3,426,370	$3.49	4.04	$357

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The aggregate intrinsic value is based on the closing price of the Company’s common stock on the Pink Sheets on December 31, 2007 of $2.05. Outstanding in the money options represented 1,040,756 shares, all of which were exercisable as of December 31, 2007.

The Company has not granted stock options or other share-based awards since August 2005 and option holders have not been permitted to exercise options since December 2005 due to the Company not being current in its SEC filings. Thus, there were no stock options exercised under the Stock Plan or the 1993 Stock Option Plan during the years ended December 31, 2007 and 2006. As of August 31, 2008, management had committed to present to the Compensation Committee of the Board of Directors proposed new-hire grants totaling 326,500 shares at an exercise price to be determined at the date of grant upon the Company becoming current in its filings with the SEC. These anticipated option grants are not included in the above table.

Unrecognized compensation expense as of December 31, 2007 was $0.3 million and will be recognized ratably over the expected remaining term of approximately 0.8 years.

The following table summarizes cash received and the aggregate intrinsic value for stock options exercised under the Stock Plan during the fiscal years ended December 31 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Cash received	$—	$—	$270
Aggregate intrinsic value	$—	$—	$ 51

Information regarding stock options outstanding as of December 31, 2007 is summarized in the following table:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.00-$1.58	431,300	2.17	$1.51	431,300	$1.51
1.67-1.76	225,537	5.12	$1.74	225,537	$1.74
1.91	363,419	5.06	$1.91	363,419	$1.91
1.96-2.57	508,072	4.58	$2.35	451,141	$2.33
2.60-3.15	78,626	5.21	$3.00	77,909	$3.00
3.20	430,020	7.09	$3.20	309,344	$3.20
3.26-3.91	23,000	6.87	$3.43	17,714	$3.46
3.98	541,700	4.04	$3.98	541,700	$3.98
4.09-4.93	191,287	5.72	$4.11	188,370	$4.11
4.94-20.38	657,844	2.86	$6.78	657,844	$6.78

	3,450,805		$3.48	3,264,278	$3.51

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

If compensation expense for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS 123 as amended by SFAS 148, the Company’s net loss and loss per share, as reported, would have been increased to the pro forma amounts indicated below for the year ended December 31, 2005 (in thousands, except per share data):

Amount
Net loss, as reported	$(10,240)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	51
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,698)

Pro forma net loss	$(11,887)

Loss per share, as reported:
Basic and diluted	$(0.20)

Loss per share, pro forma:
Basic and diluted	$(0.23)

The Company made no new grants of stock options or other share-based awards during the fiscal year ended December 31, 2007. The Company did extend for two additional years 76 outstanding fully vested option grants representing 295,094 shares in the fiscal year ended December 31, 2006 that could not be exercised due to the Company not being current in its SEC filings and that would have otherwise expired. These extensions were treated as modifications to the original grants and the incremental fair value associated with these modifications of $0.2 million was calculated using the Black-Scholes option pricing model. For the purposes of computing stock-based compensation expense under SFAS 123R for stock options that were modified in 2006 and for purposes of computing pro forma net loss for the fiscal year ended December 31, 2005 under SFAS 123, the fair value of each option grant or modification was estimated on the date of grant or modification using the Black-Scholes option pricing model. The assumptions used to value the option grants were as follows:

	2007	2006	2005
Dividend yield	—	—	2.0%
Expected term	—	2 Years	5 Years
Risk-free interest rate	—	4.83%	4.11%
Volatility rate	—	78%	68%

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

In February 2006, the Company’s Board of Directors approved a 300,000 share reserve increase for the Purchase Plan pursuant to the automatic adjustment provisions of the Purchase Plan. As of December 31, 2006, 2,350,000 shares of common stock had been reserved for issuance under the Purchase Plan with 1,647,113 shares issued, leaving 702,887 shares remaining for future issuance. During 2007 and 2006, no shares were issued under the Purchase Plan. During 2005, the Company issued 480,432 shares under the Purchase Plan.

No purchases have been permitted under the Purchase Plan subsequent to November 10, 2005 due to restrictions on the Company’s ability to issue stock as a result of not being current in its SEC filings. Thus, there were no purchases under the Purchase Plan during 2007 and 2006 and employee contributions were terminated during the quarter ended June 30, 2006. The termination of future contributions and extension of the purchase date were treated as modifications to the two year offering period which began May 10, 2005. The fair value associated with these modifications was calculated using the Black-Scholes option pricing model.

The assumptions used to value the Purchase Plan are as described in the table below:

	2007	2006	2005
Dividend yield	—	—	2.0%
Expected term	—	1 Year	1.25 Years
Risk-free interest rate	—	5.01%	4.11%
Volatility rate	—	82%	68%

The following table summarizes cash received and the aggregate intrinsic value for purchases under the Purchase Plan during the fiscal years ended December 31 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Cash received	$—	$—	$711
Aggregate intrinsic value	$—	$—	$289

(13)    401(k) Plan

In 1996, the Company adopted a 401(k) Plan (the “Plan”). Participation in the Plan is available to all full-time employees. Each participant may elect to contribute up to 15% of his or her annual salary, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the Plan, which vests over a six-year period beginning on the employee’s date of hire. The Plan does not provide participants with an election to use their contributions to purchase the Company’s stock. The Company made contributions to the Plan of $0.6 million during 2007 but made no contributions to the Plan during 2006 or 2005.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(14)    Income Taxes

Income (loss) before income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
U.S.	$(10,914)	$(106)	$(6,755)
Foreign	(822)	2,314	(2,292)

Total	$(11,736)	$2,208	$(9,047)

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current expense:
Federal	$—	$173	$—
State	—	17	—
Foreign	517	1,663	551

	517	1,853	551

Deferred expense (benefit):
Federal	378	249	222
State	60	20	42
Foreign	(135)	(428)	378

	303	(159)	642

	$820	$1,694	$1,193

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% for the years ended December 31, 2007, 2006 and 2005 to pretax income (loss), as a result of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Computed tax	$(3,990)	$750	$(3,076)
State taxes, net of federal income tax benefit	60	25	28
Nondeductible goodwill amortization	—	—	104
Nondeductible meals and entertainment	66	52	42
Losses and other items not benefited	4,044	847	3,956
Foreign tax rate differential	609	(379)	355
Other, net	31	399	(216)

	$820	$1,694	$1,193

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Inventory reserves and additional costs capitalized	$1,599	$1,162
Accrued compensation and vacation	1,119	930
Allowance for doubtful accounts	61	162
Other accruals and reserves	3,228	3,620
Net operating losses	6,812	2,994
Tax credits	2,760	2,678
Amortization of intangible assets	4,560	4,834

Total deferred tax assets	20,139	16,380
Valuation allowance	(18,381)	(13,728)

Available deferred tax assets	1,758	2,652

Deferred tax liabilities:
Property and equipment depreciation	(169)	(813)
State deferred tax liabilities, net of federal benefit	(951)	(782)
Goodwill amortization	(1,762)	(1,337)
Foreign deferred taxes	—	(542)

Total deferred tax liabilities	(2,882)	(3,474)

Net deferred tax liabilities	$(1,124)	$(822)

Net deferred tax liabilities are reported on the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2007	2006
Current deferred tax assets	$982	$417
Long-term deferred tax liabilities	(2,106)	(1,239)

Net deferred tax liabilities	$(1,124)	$(822)

During 2007 and 2006, the Company recorded a valuation allowance against all of the Company’s net deferred tax assets in the United States and certain of the foreign jurisdictions in the amount of $18.4 million and $13.7 million, respectively. The expense for recording the valuation allowance is a non-cash item, and the recording of this expense does not imply that the Company owes additional income taxes.

As of December 31, 2007, deferred tax assets of approximately $177,000 consisting of certain net operating losses resulting from the exercise of employee stock options had not been recognized in the financial statements. When utilized, the tax benefit of these losses will be accounted for as a credit to additional paid-in capital.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company determined the valuation allowance on deferred tax assets in accordance with the provisions of SFAS 109 which requires that the Company weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the future tax consequences attributable to operating losses and tax credit carryforwards. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. The Company evaluated all significant available positive and negative evidence, including the existence of cumulative net losses in recent periods, benefits that could be realized from available tax strategies, and forecasts of future taxable income, in determining the need for a valuation allowance on its deferred tax assets. Cumulative net losses in recent periods represented sufficient negative evidence that was difficult for positive evidence to overcome under the evaluation guidance of SFAS 109 and, accordingly, a valuation allowance was recorded against all of the Company’s net deferred tax assets in the United States and certain of the foreign jurisdictions. The Company intends to maintain this valuation allowance until sufficient positive evidence, such as the resumption of a consistent earnings pattern, exists to support its reversal in accordance with SFAS 109. The Company has recorded deferred tax assets in certain foreign jurisdictions based on a history of profitability in these foreign jurisdictions.

As of December 31, 2007, the Company had net operating losses for federal and state income tax purposes of approximately $16.3 million and $24.3 million, respectively, that it expects to carry forward to reduce future income subject to income taxes. The federal net operating loss will begin to expire, if not used, in 2023 and the state net operating loss carryforwards will begin to expire in 2013.

As of December 31, 2007, unused research and development tax credits of approximately $527,000 and $562,000 were available to reduce future federal and California income taxes, respectively. The federal research credit carryforward will begin to expire in 2022, and the state development credits will carry forward indefinitely.

Utilization of the Company’s operating loss and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Any such annual limitation could result in the expiration of net operating loss and tax credit carryforwards before utilization.

Cumulative undistributed earnings of the Company’s international subsidiaries as of December 31, 2007 are intended to be permanently reinvested. A deferred income tax liability would have resulted had such earnings been repatriated, which would have been absorbed by a corresponding reversal in valuation allowance.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. In connection with the Company’s adoption of FIN 48, there was no cumulative effect adjustment necessary to the December 31, 2006 balance of retained earnings. Upon adoption, the income tax liabilities associated with uncertain tax positions at January 1, 2007 was $1,224,000, which would affect the tax rate upon realization. The Company has unrecognized tax benefits related to its deferred tax assets that have not yet been recognized due to the full valuation allowance recorded for these assets as of December 31, 2007 and 2006.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Historically, the Company classified the liability for net unrecognized tax benefits in current income taxes payable. As a result of the adoption of FIN 48, the Company reclassified the income tax liability for unrecognized tax benefits, as well as related potential interest, from current income taxes payable to long-term income taxes payable because payment is not anticipated within one year of the balance sheet date. The Company’s unrecognized tax benefits at December 31, 2007 relate to various domestic and foreign jurisdictions.

As of January 1, 2007, the Company had total gross unrecognized tax benefits of $3.3 million, the recognition of which would have an effect of $1.2 million on the effective tax rate. Approximately $2.1 million of unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax benefit. The activity for the amount of unrecognized tax benefits for the year ended December 31, 2007 is as follows (in thousands):

Amount
Balance at January 1, 2007	$3,277
Increases related to current year tax positions	608
Increases related to prior year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—

Balance at December 31, 2007	$3,885

During the year ended December 31, 2007, the Company increased the income tax liabilities for the unrecognized tax benefits, not including interest and penalties, from $3.3 million at adoption to $3.9 million as of December 31, 2007. The Company records interest and penalties related to unrecognized tax benefits in income tax expense and income taxes payable. At January 1, 2007, the Company had approximately $101,000 accrued for estimated interest. No estimated penalties have been accrued. The Company accrued an additional $64,000 of interest during the year ended December 31, 2007. As of December 31, 2007, the amount of long-term income taxes payable for unrecognized tax benefits, including accrued interest, was $1.7 million. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company’s major tax jurisdictions are the U.S., California, Canada, Italy, and Taiwan. The Company’s 2003 through 2007 fiscal years remain subject to examination by the IRS for U.S. federal tax purposes, 2002 through 2007 fiscal years remain subject to examination by the California Franchise Tax Board, 2003 through 2007 remain subject to examination for Canada tax purposes, 2002 through 2007 remain subject to examination for Italy tax purposes and 2005 through 2007 remain subject to examination for Taiwan tax purposes.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(15)    Segment Information

Net sales information regarding operations in the different geographic regions in which the Company does business is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
United States	$40,351	$52,433	$35,195
Canada	2,609	1,340	1,797
Asia/Pacific	17,353	18,313	13,071
Europe/Africa/Middle East	29,517	24,540	16,440
Latin America	3,561	3,254	2,011

	$93,391	$99,880	$68,514

Long-lived assets, excluding financial instruments, deferred tax assets, and intangible assets, were located in the following geographic regions (in thousands):

	As of December 31,
	2007	2006
United States	$21,979	$22,451
Canada	1,163	1,523
Taiwan and other Asia/Pacific	2,735	2,659
Europe/Africa/Middle East	1,334	1,431

	$27,211	$28,064

Net sales information by product category is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Wireline access	$33,226	$35,618	$22,778
Cable broadband	27,732	31,306	20,704
Fiber optics	25,227	24,969	19,285
Signaling	7,206	7,987	5,747

	$93,391	$99,880	$68,514

(16)    Legal Proceedings and Contingencies

Cash Payments for Expired Employee Stock Options

Certain current and former employees have expired unexercised stock options that, but for the Company’s inability to issue stock, may have realized gains from the exercise of those options. During the second quarter of 2008, the Company’s Board of Directors approved a plan to offer cash compensation to those affected current and former employees provided that they execute and return a limited release of potential claims. The proposed compensation being offered represents the difference between (i) the average closing price of the Company’s common stock during the applicable period (further defined below) and (ii) the exercise price of the option (assuming the option was “in-the-money”), multiplied by the number of shares that were vested under the option at the beginning of the

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

applicable period. If an option expired 30 days after termination of employment, the applicable period is the 30 days following termination of employment. If an option expired 90 days after termination of employment, the applicable period is the 90 days following termination of employment. If an option expired during employment because of its ten-year term, the applicable period is the 30 days prior to the expiration of the option. The Company estimates that the aggregate cost of resolving this matter with its option holders is approximately $0.3 million, which was expensed in the second quarter of 2008.

Stockholder Litigation

On December 13, 2006, a stockholder derivative lawsuit was filed in the Superior Court of the State of California on behalf of Chris Stovall, a purported stockholder of the Company, against certain of the Company’s current and former officers, directors, and employees and naming the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty, waste, unjust enrichment and other statutory claims arising out of the Company’s stock option grant practices, which plaintiff claims included the “backdating” of stock option grants. The court has granted three times the Company’s motions to dismiss the claims based on the insufficiency of the complaint. The Company had disclosed an internal review of such practices in November 2006 and described the results of that review in its Annual Report on Form 10-K for the year ended December 31, 2005, filed on November 2, 2007.

On November 21, 2007, Mr. Stovall filed a second amended complaint alleging similar legal claims arising primarily out of the Company’s historic stock option grant practices as described in the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005. The second amended complaint seeks monetary damages from the individual defendants, restitution, disgorgement of profits, attorneys’ fees, and various corporate governance reforms.

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

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of December 31, 2007, as a loss is not considered probable or estimable.

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Other Legal Contingencies

In June 2008, one of the Company’s suppliers asserted that the Company may have under reported and under paid royalties after conducting a license compliance review. The Company has reviewed the relevant license agreements and disputes the supplier’s claims. Discussions between the parties to reach a mutually agreeable resolution are ongoing. However, the outcome of these discussions is uncertain as the various license agreements between the parties could be subject to different interpretation. No amount has been accrued for this contingency as of December 31, 2007 as a loss is not considered probable or estimable.

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(17)    Subsequent Events

Revolving Credit Arrangement

On August 12, 2008, the Company amended its secured revolving credit arrangement with SVB, which was scheduled to expire on August 13, 2008, to extend the term of all indebtedness to August 12, 2009. The amendment also reduced the required Quick Ratio Covenant to 0.80:1.00 (from 1:1) and the required minimum Tangible Net Worth Covenant to $44 million for the fiscal quarters ending September 30, 2008 and December 31, 2008 and to $40 million for the fiscal quarters ending March 31, 2009 and June 30, 2009 (from $50 million for all such periods). In addition, SVB also gave a limited waiver of existing default to the Company due to the Company’s Tangible Net Worth being less than $50 million as of the fiscal quarter ended June 30, 2008. As of August 31, 2008, $3.0 million is outstanding under this revolving credit arrangement.

Restructuring

On February 6, 2008, the Company announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a reduction in the Company’s worldwide workforce, across all functional areas, and the closing of certain international offices. The restructuring charge was approximately $1.4 million and includes employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment that will be disposed and was recorded in the first quarter of fiscal 2008.

On May 1, 2008, the Company also announced plans to restructure its operations to more closely align them with its key strategic focus and more effectively target the residential triple play market, enhanced business services and the converging core network. The Company announced that it would consolidate its broadband, wireline and fiber optics operations. As a result of combining its business units and operations, the Company is likely to reduce or eliminate investment in some or all of them, reduce or eliminate product lines, reduce or eliminate its sales presence in certain geographic areas, possibly reduce its revenues. As a part of a reduction in workforce associated with its restructuring and streamlining efforts, the Company released from service its Chief Operating Officer, Gerhard Beenen, effective June 30, 2008. The restructuring charge is estimated to be approximately $0.3 million and includes primarily employee severance and benefits costs.

(18)    Quarterly Financial Data (unaudited) (in thousands, except per share data)

	Mar. 31 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Net sales	$20,140	$23,047	$22,934	$27,270	$16,389	$21,978	$24,843	$36,670
Gross profit	$13,442	$13,484	$14,298	$16,149	$10,327	$14,936	$16,409	$23,704
Income (loss) from operations	$(5,112)	$(3,206)	$(3,351)	$(2,110)	$(5,114)	$(747)	$895	$5,000
Net income (loss)	$(4,869)	$(2,586)	$(2,917)	$(2,184)	$(5,182)	$70	$1,058	$4,568
Net income (loss) per share:
Basic and diluted	$(0.09)	$(0.05)	$(0.06)	$(0.04)	$(0.10)	$0.00	$0.02	$0.09
Shares used in per share computation:
Basic	51,349	51,349	51,349	51,349	51,349	51,349	51,349	51,349
Diluted	51,349	51,349	51,349	51,349	51,349	51,607	51,486	51,569

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007. We determined that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Notwithstanding the material weakness discussed below, our management, based upon the substantial work performed during the preparation of this report, has concluded that information we are required to disclose in this Form 10-K under the Exchange Act was accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow decisions regarding required disclosures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Controls at division level

During the course of our external audits for fiscal 2005, 2006 and 2007, our external auditors identified several adjustments associated with one of our operating divisions. In addition, revenue classification errors associated with this division caused a material error in the financial results for the first quarter of 2007 provided in our first quarter 2007 earnings release. We believe these errors were the result of various control weaknesses, including inadequate controls over staffing requirements and policies regarding timely replacement of financial personnel. We consider these control deficiencies to be significant and in aggregate led to a material weakness in our internal control over financial reporting as of December 31, 2007.

We took the following actions during 2007 to improve our internal controls at this division:

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

Subsequent to December 31, 2007, we instituted additional internal control policies and procedures intended to ultimately remediate the material weakness. Specifically, management is in the process of consolidating financial and administrative functions of the division with corporate level controls at the Company’s corporate headquarters to provide improved oversight of financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Controls over tax provision calculation

During the course of preparing our 2006 income tax provision, we identified incomplete information in the supporting schedules for deferred tax assets and liabilities that revealed an error in the calculation of our tax provision for 2004. This represented a material error in our previously reported financial results for 2004 which continued through December 31, 2005. This error was corrected in the restatement of our consolidated financial statements presented in our 2005 Annual Report on Form 10-K.

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

In addition, the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. In the first quarter of 2004, a valuation allowance was recorded against all of our net deferred tax assets in most jurisdictions, the realization of these deferred tax assets was uncertain due to our recent operating losses. At the time this valuation allowance was recorded, we improperly offset the deferred tax liability associated with the temporary difference in the amortization of goodwill against other deferred tax assets and as a result, understated our valuation allowance. We concluded that this constituted a material weakness in internal control over financial reporting as of December 31, 2006.

We took the following actions during 2006 which helped us identify this material weakness:

•	We retained outside tax consultants to assist with the analysis and preparation of all tax related entries.

•	We retained a new Director of Taxation.

In addition, in the fourth quarter of 2007, we took the following actions to remediate this material weakness:

•	We created appropriate schedules detailing book to tax differences relating to goodwill and the associated tax impact have been created and are utilized in calculating the tax provision.

•	We analyze all deferred tax items no less than once each quarter in connection with the preparation of our tax provision.

There were no other changes in internal control over financial reporting during the last fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None.

Part III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of each of our directors and executive officers, as of August 1, 2008:

Name	Age	Position
Patrick Peng-Koon Ang	48	Director
Henry P. Huff	64	Chairman of the Board
Robert C. Pfeiffer	45	Vice Chairman
Jennifer J. Walt	52	Director
Paul A. Marshall	50	Director, Chief Executive Officer, President
Richard D. Kent	52	Chief Financial Officer
Robert Heintz	51	Vice President—Worldwide Sales and Marketing
Kirk O. Williams	39	Chief Legal and Compliance Officer, Secretary

The following are brief biographies of each of our current directors and executive officers. There are no family relationships among our directors and executive officers.

• Patrick Peng-Koon Ang	Mr. Ang has served as one of our directors of Sunrise Telecom since March 2000. Mr. Ang has served as the Chair of the Corporate Governance/Nominating Committee since February 2006 and also serves as a member of the Audit Committee and the Compensation Committee. Since November 1, 2007, Mr. Ang has served as Vice President—Marketing of UniRAM Technology, Inc., developer of high performance memory solutions. From July 2006 to November 2007, Mr. Ang managed his personal investments. Mr. Ang served as the Chief Executive Officer of PicoNetics, Inc., a developer of low power IC technology, from January 2005 to July 2006. Mr. Ang served as Executive Vice President and Chief Operating Officer of ESS Technology, Inc., a developer of highly integrated, mixed-signal semiconductor, hardware, software and system solutions from December 2001 to October 2004. Mr. Ang holds a B.S. in Electrical Engineering from the National University of Singapore.

• Henry P. Huff

Mr. Huff has served as one of our directors of Sunrise Telecom since March 2000 and has served as the Chairman of the Audit Committee since that time. Mr. Huff has served as Chairman of the Board since February 2006. Mr. Huff also serves as a member of the Compensation Committee and the Corporate Governance/Nominating Committee. Since May 2000, Mr. Huff has served as the part-time Chief Financial

Officer of Cambrian Ventures, a venture capital fund. Mr. Huff was Vice President, Finance and Chief Financial Officer of NorthPoint Communications Group Inc., a provider of DSL service from June 1998 until his retirement in May 2000. Mr. Huff holds a B.S. in Business Administration from the University of California at Berkeley and is a Certified Public Accountant in the State of California.

• Robert C. Pfeiffer	Mr. Pfeiffer co-founded Sunrise Telecom in October 1991 and has served as one of our directors since that time. Mr. Pfeiffer has also served as the Vice-Chairman of the Board since February 2006. Mr. Pfeiffer served as interim Vice President of Engineering from April 2006 to November 2006, as Vice President of Engineering from October 1991 to December 1999 and as our Chief Technology Officer from December 1999 until March 2001. Mr. Pfeiffer served as our Secretary from October 1991 to July 2000. Mr. Pfeiffer holds an M.B.A. and a B.S. in Electrical Engineering from Santa Clara University.

• Jennifer J. Walt	Ms. Walt has served as one of our directors of Sunrise Telecom and as the Chair of its Compensation Committee since March 2000. Ms. Walt serves as the Chair of the Compliance Subcommittee of the Audit Committee and as a member of the Audit Committee and the Corporate Governance/Nominating Committee. Ms. Walt has been an attorney with the law firm of Littler Mendelson, P.C. since 1983 and is a shareholder of that firm. Ms. Walt holds a J.D. from the University of California, Hastings College of the Law and a B.A. in History from Stanford University.

• Paul A. Marshall	Mr. Marshall co-founded Sunrise Telecom in October 1991 and has served as Chief Executive Officer since February 2006. Mr. Marshall served as Chief Operating Officer from December 1999 to February 2006, as Vice President of Marketing from March 1992 to February 2006, and as one of our directors since October 1991. Mr. Marshall also served as the Company’s Chief Financial Officer of Sunrise from March 1992 until December 1999 and Acting Chief Financial Officer from October 2002 to February 2005. Mr. Marshall holds an M.B.A. from the Harvard Business School and a B.S. in Mechanical Engineering from the University of California at Davis.

• Richard D. Kent	Mr. Kent joined Sunrise Telecom as Chief Financial Officer in February 2005. Mr. Kent was Vice-President of Finance from February 2003 to January 2005 at Natural Selection Foods, LLC, a producer of organic fruits and vegetables. Prior to his employment with Natural Selection Foods, he was Managing Director from June 2002 to February 2003 at RAMP Partners, an accounting and financial management firm. Mr. Kent served as Chief Financial Officer, Chief Operating Officer and Corporate Secretary from January 1997 to January 2002 at Cidco Incorporated, a publicly-traded producer of telecommunications products and personal Internet communications products and services. Mr. Kent holds a B.S. in Business Administration with an emphasis in Finance and Accounting from the University of California at Berkeley. Mr. Kent is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

• Robert G. Heintz	Mr. Heintz joined Sunrise Telecom as Vice President—North American Sales and served in that capacity from June 2004 through August 2006, at which time he was appointed Vice President of Worldwide Sales and Marketing. Prior to joining Sunrise Telecom, Mr. Heintz was a founder and Chairman of Axcelerant, a managed security services provider, which he founded in January 2001, and sold to GRIC Communications in December 2003. Mr. Heintz holds a B.S. in Electrical Engineering from Stanford University.

• Kirk O. Williams	Mr. Williams joined Sunrise Telecom in December 2002 and has served as its Chief Legal and Compliance Officer, Secretary since February 2007. Mr. Williams served as the Company’s Vice President, General Counsel and Secretary from December 2004 to February 2007, and as General Counsel and Secretary from January 2003 to December 2004. Prior to joining the Company, Mr. Williams served in positions of increasing responsibility in the Legal Department of Exodus Communications, Inc., an internet hosting company, from October 1999 through March 2002, with his final position being Vice President, Legal and Corporate Affairs, and Assistant General Counsel. Mr. Williams holds a JD from New York University School of Law and a dual B.A. in Economics and Political Science from Stanford University.

For a description of material proceedings to which our directors or officers are a party, see Part I, Item 3, “Legal Proceedings.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file certain reports regarding their ownership of, and transactions in, our securities with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during the fiscal year ended December 31, 2007.

Code of Business Conduct and Ethics

In May 2003, the Company’s Corporate Governance/Nominating Committee and our Board adopted our Code of Business Conduct and Ethics that applies to all of our employees, officers, directors, and independent contractors (including our principal executive officer, principal financial officer, principal accounting officer, controller, and senior financial officers). On August 12, 2008, the Company’s Board of Directors approved a revised Code of Business Conduct and Ethics for the Company. The revisions included changes dealing with specific regulatory areas, such as export and import matters, immigration, government contracts, political contributions, and technical and administrative updating. Our Code of Business Conduct and Ethics is posted on our website and can be accessed electronically at http://www.sunrisetelecom.com/ig/sunrise_code_business_conduct_ethics.pdf. We will post amendments to or waivers from a provision of the Code of Business Conduct and Ethics on our website at http://www.sunrisetelecom.com/ig/amendments_and_waivers.shtml under Investors/Governance—Corporate Governance—“Code of Business Conduct and Ethics and Amendments and Waivers.” Stockholders may request free printed copies of our Code of Business Conduct and Ethics from: Sunrise Telecom Incorporated, Attn: Investor Relations, 302 Enzo Drive, San Jose, California 95138.

Stockholder Director Nominations

The Corporate Governance/Nominating Committee will consider director candidates properly submitted by stockholders in accordance with the procedures set forth in our Bylaws. During 2007, we did not make any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

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

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

Board of Directors

The Board is currently composed of five members: Messrs. Ang, Huff, Marshall, and Pfeiffer and Ms. Walt. Mr. Huff serves as Chairman of the Board and Mr. Pfeiffer serves as Vice Chairman of the Board. During 2007, the composition of the Board was the same and Messrs. Huff and Pfeiffer served as Chairman and Vice Chairman, respectively.

The Board held eleven meetings during fiscal year 2007, four of which were regularly scheduled meetings and seven of which were special meetings. Each Director attended at least 75% of the aggregate of all of our Board meetings and committee meetings on which such Director served during fiscal year 2007 and was eligible to attend.

The Board has an Audit Committee, a Compensation Committee, and a Corporate Governance/Nominating Committee. Each committee operates under a charter that has been approved by the Board. Copies of the charters are posted in the Investor/Governance section of our website at www.sunrisetelecom.com.

Audit Committee

The Audit Committee is currently composed of Messrs. Huff and Ang and Ms. Walt. Mr. Huff serves as the Chairman of the Audit Committee. The Audit Committee held seven meetings during fiscal year 2007, four of which were regularly scheduled meetings and three of which were special meetings.

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

•

Reviewing and actively discussing with Sunrise Telecom’s auditors the results of the SAS 100 quarterly reviews of Sunrise Telecom’s condensed consolidated financial statements and all significant issues, transactions and changes;

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

Compliance Subcommittee of the Audit Committee

The Compliance Subcommittee of the Audit Committee is currently composed of one member, Ms. Walt, who serves as its Chair. The Subcommittee did not hold any formal meetings during fiscal year 2007. However, the Subcommittee worked closely with management on its compliance initiatives.

Compensation Committee

The Compensation Committee is currently composed of Ms. Walt and Messrs. Huff and Ang. Ms. Walt serves as Chairwoman of the Compensation Committee. During 2007, the Compensation Committee held eight meetings, of which four were regularly scheduled meetings and four were special meetings.

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

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee is currently composed of Messrs. Huff and Ang and Ms. Walt. Mr. Ang serves as the Chairman of the Corporate Governance/Nominating Committee. The Corporate Governance/Nominating Committee held five meetings during fiscal year 2007, of which four were regularly scheduled meetings and one was a special meeting.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis contains a discussion of the principles underlying our executive compensation policies and decisions and material elements of executive compensation awarded to the named executive officers listed in the Summary Compensation Table—Fiscal 2007 below. The discussion below should be read in conjunction with the tables and related disclosures set forth below in this section.

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

During fiscal 2006 we determined that the compensation of many of our named executive officers, like the compensation of other employees, was significantly below prevailing market rates, and many unexpected challenges required the Compensation Committee to temporarily set aside strict performance-oriented objectives and to develop compensation arrangements that promoted the retention of key employees, including our named executive officers. One such compensation arrangement, our Retention Incentive Bonus Program, lasted into May 2007.

As described in more detail below, the material elements of our executive compensation program for our named executive officers during fiscal year 2007 were as follows:

Element	Form of Compensation	Purpose
Base Salary	Cash	Fixed compensation to attract and retain exceptional executive talent.

Retention Bonus	Cash	Incentive to remain employed with the Company through specified dates.

Management by Objective Bonus	Cash	Recognize individual contributions.

Change of Control Severance Plan	Cash	Motivate executive officers to continue employment with the Company until the completion of a change of control transaction and to provide compensation in the event a named executive officer is terminated as a result of a change of control transaction.

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

The Compensation Committee reviewed each element of executive compensation for 2007 for our named executive officers.

Role of Compensation Consultant

The Company and the Compensation Committee retained the services of an independent compensation consultant in the fall of 2006 in connection with our determination of executive compensation for 2007, among other matters. The Company and the Compensation Committee utilized the services of such independent compensation consultant through the first quarter of 2007. The Company and the Compensation Committee also used internal resources, the Radford compensation surveys, and published public company compensation information from selected comparable companies in determining 2007 executive compensation.

Role of Executive Officers in Determining 2007 Compensation

Our management provides background information relevant to the Compensation Committee’s deliberations on executive compensation matters, and our Chief Executive Officer recommends compensation for other named executive officers but does not participate in the consideration of his own compensation by the Compensation Committee. In March 2007, our Chief Executive Officer provided the Compensation Committee recommended base salaries for all named executive officers, including the Chief Executive Officer, to be in effect for fiscal year 2007. The Compensation Committee has the authority to accept, reject or modify these recommendations, and it accepted them with some adjustments. The Chief Executive Officer made no recommendations with respect to equity compensation in 2007 because the Company was not current with its periodic SEC reporting requirements and was unable to issue any equity compensation under a registration statement on Form S-8.

In making his recommendations to the Compensation Committee, the Chief Executive Officer reviewed the scope of each named executive officer’s responsibilities, the executive’s background, training and experience, the Company’s ability to find a replacement for the individual and internal pay equity considerations. He also reviewed the performance of the individual executives. He referred to the 2007 Radford Executive Survey. This survey contains market data and compensation alternatives to consider in making compensation decisions for our named executive officers. We believe that this survey is a commonly-used resource for technology companies in our geographic area. We reviewed the amounts reported in the Radford survey for telecommunications companies with average revenue ranging between $50 million and $199 million, to match our industry and company size. To gain additional perspective, our management also evaluated aspects of compensation reported by a group of public companies in the telecommunications industry with which we compete for business and executive talent. The companies surveyed for this purpose change from time to time, but for 2007 we reviewed information from the following companies:

• IXIA	• EXFO
• Tektronix	• Agilent
• Catapult	• Acterna
• Tollgrade

We do not consider these companies a “peer group” for executive compensation benchmarking purposes, but refer to their compensation practices for additional perspective.

Elements of Compensation

Base Salary

Our goal is to pay base salaries to our executive officers that are competitive with the base salaries paid to similar executives of companies with which we believe we compete to attract and retain executives. We generally target executive officer base salaries at approximately the 50th percentile of the Radford Executive Survey. The Compensation Committee reviewed the base salaries for each named executive officer in the first quarter of 2007 in light of the Radford data as well as the additional information from the companies identified above. Executive officer base salaries were also evaluated as part of the total compensation package for each named executive officer, with a general target that total compensation should be approximately the 50th percentile of the relevant Radford data. The weight given to different compensation elements may differ from individual to individual, as the Compensation Committee deems appropriate, based on each executive officer’s position and relative experience. We may adjust base salary during the year as warranted to address retention issues or to reflect promotions or other changes in the scope or breadth of an executive’s role or responsibilities.

Retention Incentive Bonus Program

In April 2006, the Compensation Committee determined that the base salaries of our named executive officers, other than our Chief Executive Officer, like the salaries of other employees, were lower than the 50th percentile for 2006, making our base salaries significantly non-competitive. As a result of several years in which we had paid little or no bonuses to our executives, continuing below market salaries, and our continuing internal problems, the Compensation Committee decided that we were in a period of increased risk of substantial employee turnover. The Compensation Committee believed that the Company needed to motivate and retain our executives to continue working for the Company while the Audit Committee completed its special investigation and we worked through accounting and reporting challenges associated with that activity. As a result, the Compensation Committee met to determine what incentive compensation programs would be appropriate, and our executive officers offered their suggestions for retention incentives. Ultimately the Compensation Committee authorized a retention incentive program for Company employees, including the named executive officers that made payments to all Company employees based in San Jose, California, including executive officers, through the beginning of May 2007 for continued employment.

The Compensation Committee approved the Retention Incentive Bonus Program, pursuant to which each employee was eligible to receive a bonus equivalent of up to three months of his or her base salary. Our named executive officers were compensated on the same basis as other salaried employees in San Jose, California under this program. Each bonus payment was in an amount equal to one month of the employee’s current annual salary as of

April 27, 2006. We agreed to pay bonuses in three equal installments to eligible employees who remained employed as of July 28, 2006, December 1, 2006 and May 4, 2007. The retention incentives paid to our named executive officers for 2007 and the totals paid under this plan, are set forth in the following table:

Named Executive Officer	2007 Retention Bonus	Total Retention Bonus
Paul Marshall	$—	$—
Richard D. Kent	$17,250	$51,750
Gerhard Beenen	$19,167	$19,167
Robert G. Heintz	$15,083	$45,251
Kirk O. Williams	$15,625	$46,875

Heintz 2007 Bonus/Commission Structure

Mr. Heintz received commissions based on revenue and sales margin targets, with a commission target of $135,000 based on Corporate North American sales margin and Company revenue and margin targets, calculated and paid monthly.

Beenen 2007 Retention Bonus

Mr. Beenen was only eligible for the May 4, 2007 retention bonus.

2007 Management by Objective Bonus Plan

In February 2007, based on the advice of an independent compensation consultant, the Compensation Committee approved the 2007 Management by Objective Plan (“MBO Plan”), which is a non-equity incentive plan. Under the MBO Plan, incentive bonuses are paid to each of our executive officers other than Mr. Heintz based upon his performance relative to: (1) individual performance objectives; (2) a company revenue target for 2007; and (3) a company net income target for 2007. The target bonus for each eligible executive was 30% of annual base salary. In lieu of participation in the MBO Plan, Mr. Heintz received commissions based on margins and sales, calculated and paid monthly as provided in the preceding section. In addition, the Compensation Committee in its discretion committed to award Mr. Heintz an extra bonus based on Company performance, not to exceed two times his annual base salary for superior achievement of personal and Company objectives.

Half of the MBO Plan target bonus was payable if individual performance objectives were achieved, regardless of Company performance. The other half of the target bonus was payable upon achievement of Company-specific metrics for the year determined by the Compensation Committee. The Compensation Committee decided that the Company-specific metrics should be revenue and net income because they are key components of the Company’s business strategy. Because of their importance, the Compensation Committee weighted the Company-specific metrics to equal 50% of the target bonus, allocating 25% to each Company-specific metric, but also wanted to motivate each named executive officer to improve his respective functional areas through his individual performance target of 50%. Mr. Beenen’s Company-specific performance metrics also included business unit performance targets. Individual performance goals were based on certain Company-specific metrics for the respective functional area of each named executive officer. The goals of Mr. Marshall were determined and approved by the Compensation Committee. The goals of Messrs. Kent, Beenen and Williams were approved by Mr. Marshall shortly after the adoption of the MBO Plan.

If the Company achieved 75% of its revenue target under the MBO Plan, half of the revenue target bonus was payable, with graduated payments up to 100% of this component at 100% achievement of our annual revenue target. If the Company achieved breakeven operating results, half of the net income target bonus was payable, with graduated payments up to 100% of this component at 100% achievement of our net income target. In addition, the Compensation Committee could award discretionary bonuses, not to exceed three times each named executive officer’s base salary, if our revenue and net income targets were exceeded. Conversely, the Compensation Committee reserved the discretion to reduce or eliminate bonuses if the Company’s revenue and net income targets were not achieved.

In February 2008, MBO Plan bonuses were awarded for the achievement of 2007 individual performance objectives to Messrs. Marshall, Beenen, Kent, and Williams in the amounts of $0, $0, $20,700, and $24,000, respectively. No portion of the bonuses were attributable to Company performance metrics. Messrs. Marshall and Beenen, who were eligible to receive bonuses based on their achievement of individual performance objectives, elected not to receive any such bonus. In determining the amounts of the Management by Objective bonuses, the Compensation Committee considered (i) the achievement of specific company objectives and (ii) the achievement of individual performance objectives. Effective June 30, 2008. Mr. Beenen is no longer employed by us. On July 16, 2008, we and Mr. Beenen entered into a Separation Agreement, pursuant to which Mr. Beenen received a severance payment consisting of (i) the 2008 salary increase that he declined in March 2008, calculated from January 1, 2008 to June 27, 2008; (ii) the 2007 MBO Bonus Payment that he declined in March 2008; and (iii) eight weeks of pay, for a total payment of approximately $77,473. Mr. Beenen is entitled also to reimbursement for premiums on continued health benefits for up to four months. Mr. Beenen’s change of control separation payment survives his termination of employment. If a change of control of Sunrise Telecom occurs (as defined in Mr. Beenen’s offer letter) within four months of the effective date of his departure, Mr. Beenen would be entitled to the separation pay and benefits contained in his offer letter, but the total severance payment of approximately $77,473 that he has already received would be subtracted from that separation pay. Mr. Beenen did not receive any payment under the Company’s 2008 Management by Objective Bonus Plan.

Change of Control Severance Plan

In June 2006, the Compensation Committee approved and adopted a Change of Control Severance Plan to promote our executive compensation objectives to motivate and retain qualified executives by offering severance arrangements designed to provide reasonable compensation to departing executives under certain circumstances. Because many change of control transactions involve significant management turnover, we believe that the potential for a change of control transaction involving the Company creates uncertainty among our executives about their continued employment and might lead to unwanted turnover. The Change of Control Severance Plan allows named executives to remain focused on Company business during this time of Company uncertainty.

In order to encourage our executive officers to remain employed with the Company during an important time when their prospects of continued employment following a change in control transaction are uncertain, we provide Messrs. Kent and Williams with severance benefits pursuant to our Change of Control Severance Plan. As a principal stockholder, our Chief Executive Officer, Paul Marshall, did not participate in the Change of Control Severance Plan or any other severance arrangement. At the time of the adoption of the Change of Control Severance Plan, Mr. Heintz was not eligible to participate because he was not at that time one of our executive officers, and Mr. Beenen was not yet employed by the Company. When Mr. Beenen joined the Company in August 2006, he was offered change of control severance terms substantially similar to those offered to other executives under the plan. Mr. Heintz also was added to the plan in December 2007. Pursuant to the terms of the plan, the Company may amend the plan at any time.

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

EXECUTIVE COMPENSATION FOR 2008

Relationship with Independent Compensation Consultant

The Company and the Compensation Committee did not retain the services of an independent compensation consultant in connection with our determination of executive compensation for 2008. The Company and the Compensation Committee used only internal resources, the Radford Compensation Surveys, and published public company compensation information in determining 2008 executive compensation.

2008 Executive Compensation Components

The Compensation Committee made all decisions regarding the 2008 compensation of our named executive officers, with participation of Company executives substantially as described above relative to 2007 executive compensation. Our 2008 executive compensation program for our named executive officers included the following elements:

Element	Form of Compensation	Purpose
Base Salary	Cash	Fixed compensation to attract and retain exceptional executive talent.

Management by Objective Bonus	Cash	Incentive to achieve individual and overall Company performance.

Change of Control Severance Plan	Cash	Compensation in the event of termination as a result of a change of control transaction.

2008 Annual Base Salaries

On March 10, 2008, the Compensation Committee approved 2008 annual base salaries for the Company’s executive officers, effective as of January 7, 2008, as follows:

Name Executive Officer	Title	2008 Base Salary
Paul A. Marshall	Chief Executive Officer and President	$345,000
Gerhard Beenen	President and General Manager	$235,000
Richard Kent	Chief Financial Officer	$234,600
Robert Heintz	Vice President, World Wide Sales and Marketing	$208,000
Kirk O. Williams	Chief Legal and Compliance Officer, Secretary	$206,000

For 2008 executive base salaries, the Compensation Committee used the same methodology as in the past as outlined above.

2008 Management by Objective Bonus and Performance Measures

On March 10, 2008 the Compensation Committee also approved cash bonus arrangements for executive officers.

Messrs. Marshall, Kent and Williams participate in the Management by Objective Plan and will be paid based on their performance relative to individual objectives, as well as based on Company performance relative to a revenue target and a net income target for 2008. The target bonus for each of Messrs. Marshall, Kent and Williams is 30% of the participant’s annual base salary. Half of the target bonus may be earned if the individual performance objectives are achieved, regardless of Company performance; one quarter may be earned if the Company’s revenue target is achieved; and one quarter may be earned if the Company’s net income target is achieved. The target bonus based on revenue performance is payable if the Company’s revenue target is fully achieved; payment for this element starts when the Company meets 75% of its revenue target and breakeven profitability. The target bonus based on net income performance is payable if the Company’s net income target is fully achieved; payment for this element starts when the Company meets breakeven profitability. In addition, the Compensation Committee may award discretionary bonuses, not to exceed three times the participant’s annual base salary, if Company revenue and net income targets are exceeded. The Compensation Committee reserves the discretion to reduce or eliminate incentive bonuses if Company revenue and net income targets are not achieved.

Mr. Beenen also participated in the Management by Objective Plan and was to be paid based on his performance relative to individual performance objectives, as well as based on product group performance and Company performance. However, effective June 30, 2008, Mr. Beenen is no longer employed by us. On July 16, 2008, we and Mr. Beenen entered into a Separation Agreement, pursuant to which Mr. Beenen received a severance payment consisting of (i) the 2008 salary increase that he declined in March 2008, calculated from January 1, 2008 to June 27, 2008; (ii) the 2007 MBO Bonus payment that he declined in March 2008; and (iii) eight weeks of pay, for a total payment of approximately $77,473. Mr. Beenen is entitled also to reimbursement for premiums on continued health benefits for up to four months. Mr. Beenen’s change of control separation payment survives his termination of employment. If a change of control of Sunrise Telecom occurs (as defined in Mr. Beenen’s offer letter) within four months of the effective date of his departure, Mr. Beenen would be entitled to the seperation pay and benefits contained in his offer letter, but the total severance payment of approximately $77,473 that he has already received would be subtracted from that separation pay. Mr. Beenen did not receive any payment under the Company’s 2008 Management by Objective Bonus Plan. See, “Option Exercises and Stock Vested—Fiscal 2007—Employment Agreements.”

Mr. Heintz does not participate in the Management by Objective Plan but will be paid commission based incentive compensation calculated and paid monthly on Company margins and sales, with a commission target of $120,000 at the Company’s targeted worldwide sales for 2008. The Compensation Committee in its discretion may award Mr. Heintz an extra bonus based on Company performance above targets, not to exceed two times his annual base salary.

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

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The Summary Compensation Table below quantifies the value of the different forms of compensation earned by, or awarded to, our named executive officers in 2007. The primary elements of each named executive officer’s total compensation reported in the table are base salary and bonuses. The Summary Compensation Table—Fiscal 2007 should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each named executive officer’s base salary and annual bonus is provided immediately following the Summary Compensation Table. The Company did not grant any equity awards to our executive officers in 2007, but the Company did grant non-equity incentive awards. The Outstanding Equity Awards at Fiscal Year—End 2007 and Option Exercises and Stock Vested—Fiscal 2007 tables provide further information on the named executive officers’ potential realizable value and actual value realized with respect to their equity awards. The discussion of the potential payments due upon a termination of employment resulting from a change in control that follows is intended to further explain the potential future payments that are, or may become, payable to our named executive officers under certain circumstances.

Summary Compensation Table—Fiscal 2007

The following table summarizes the compensation of our Chief Executive Officer, our Chief Financial Officer, and our other three most highly compensated executive officers during the year ended December 31, 2007. We refer to these individuals as the “named executive officers” elsewhere in this report.

Name and Principal Position	Year	Salary ($)	Bonus ($)(5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)	Total ($)
Paul A. Marshall (1)	2007	357,752	—	10,896	—	6,650	375,298
Chief Executive Officer and President
Richard D. Kent,	2007	229,115	17,250	41,280	20,700	6,461	314,806
Chief Financial Officer
Gerhard J. Beenen (2)	2007	234,808	19,167	—	—	6,469	260,444
Chief Operating Officer
Robert G. Heintz (3)	2007	199,269	15,083	55,685	107,992	6,137	384,166
Vice President, Worldwide Sales and Marketing
Kirk O. Williams (4)	2007	199,519	15,625	6,201	24,000	6,419	251,764
Chief Legal and Compliance Officer, Secretary

(1)	The Board of Directors appointed Mr. Marshall Chief Executive Officer and President on February 7, 2006.

(2)	Effective June 30, 2008, Mr. Beenen is no longer employed by the Company. Mr. Beenen joined the Company in August 2006 as President and General Manager of the Telecom Products Group. In May 2008, Mr. Beenen was promoted to the position of Chief Operating Officer.

(3)	Mr. Heintz was appointed Vice President Worldwide Sales in August 2007. From June 2005 to August 2007, Mr. Heintz served the Company as Vice President, North American Sales.

(4)	Mr. Williams has served as the Company’s Chief Legal and Compliance Officer since February 2007. From December 2004 to February 2007, Mr. Williams served as the Company’s Vice President, General Counsel and Secretary.

(5)	The amounts reported in this column represent Retention Incentive Bonuses paid to the named executive officers in May 2007.

(6)	The amounts reported in this column include the aggregate dollar amounts paid to the named executive officers (i) under the terms of the management by objective bonus program as described above under “Compensation Discussion and Analysis—Executive Compensation For 2007—2007 Management by Objective Bonus Plan,” and (ii) as commissions as described above under “Compensation Discussion and Analysis—Elements of Compensation—Heintz 2007 Bonus/Commission Structure.”

(7)	The amounts reported in this column reflect group term life insurance (GTL) premiums paid on behalf of the Company’s named executive officers, the Company’s reallocated forfeitures in unvested 401(k) matching contributions and 401(k) matching. See also, “Compensation Discussion and Analysis—Elements of Compensation—Perquisites and Other Benefits.”

Description of Employment Agreements, Salary and Bonus Amounts

As indicated in the Compensation Discussion and Analysis and discussed below, none of our current named executive officers is employed pursuant to an employment agreement. As a result, their base salary and bonus opportunities are not fixed by contract. Instead, in the first quarter of each fiscal year, the Compensation Committee establishes the base salary level for each of our named executive officers for the year. In making its determination, the Compensation Committee considers the factors discussed under “Compensation Discussion and Analysis—Elements of Compensation—Base Salary.” In fiscal 2007, the Company granted certain named executive officers discretionary cash bonuses. In determining the terms of such awards, the Compensation Committee considered the factors discussed above under “Compensation Discussion and Analysis—Elements of Compensation—Discretionary Bonus.”

Consistent with the Company’s philosophy that a portion of compensation should be contingent on the Company’s performance, base salary for named executive officers in fiscal 2007 comprised between 62% and 76% of the individual’s total compensation. Non-equity incentive compensation for named executive officers in fiscal 2007, the value of which, as described above under “Compensation Discussion and Analysis—Elements of Compensation—2007 Management by Objective Bonus Plan” is dependent upon the named executive officer’s individual and Company-specific performance objectives. Non-equity incentive compensation comprised between 0% and 33% of individual total compensation, including Mr. Heintz’s commission structure. Our planned goal of non-equity compensation varies with our named executive officers, but in general our planned goal is approximately 30% of base salary. The Company believes this allocation of base salary and incentive compensation in proportion to total compensation is appropriate to balance the Company’s dual goals of aligning the interests of executives and stockholders and providing predictable benefit amounts that reward an executive’s continued service.

Grants of Plan-based Awards—Fiscal 2007

There were no grants of plan-based awards in 2007.

Outstanding Equity Awards At Year-end—Fiscal 2007

The following table presents information regarding the outstanding share-based awards held by each named executive officer, as of December 31, 2007, including the vesting dates for the portions of these awards that had not vested as of that date. This table also includes the amounts recognized for each of these awards for financial statement reporting purposes for fiscal 2007 as reflected in the Summary Compensation Table – Fiscal 2007 above. For purposes of clarity, awards that were granted prior to December 31, 2007 but that were not outstanding as of December 31, 2007 (for example, because the awards were forfeited, exercised, paid or otherwise settled prior to December 31, 2007) are also included in the table below if a charge was recognized for financial statement reporting purposes for fiscal 2007 with respect to the award. Additional information regarding these awards is presented in the footnotes below and in the table below under “Option Exercises and Stock Vested – Fiscal 2007.”

	Options (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(4)	Option Expiration Date
Paul A. Marshall	80,000	(2)		4.94	1/10/11
	80,000			3.98	1/23/12
	24,000	(2)		1.76	6/6/12
	45,000			1.91	1/29/13
	14,637		363	4.09	1/28/14
	17,708		7,292	3.20	2/8/15

Richard D. Kent	70,833		29,167	3.20	2/8/15

Gerhard J. Beenen (3)	—		—	—	—

Robert G. Heintz	112,500		37,500	2.57	7/21/14
	7,083		2,917	3.20	2/8/15

Kirk O. Williams	18,800			1.91	1/29/13
	3,916		84	4.09	1/28/14
	5,666		2,334	3.20	2/8/15

(1)	Each stock option grant reported in the table above with a grant date before July 12, 2000 was granted under, and is subject to, the Company’s 1993 Stock Option Plan. Each stock option grant reported in the table above with a grant date on or after July 12, 2000 was granted under, and is subject to, the Stock 2000 Plan. The option expiration date shown above is the normal expiration date, and the latest date that the options may be exercised. For each named executive officer, the unexercisable options above are also unvested and will generally terminate if the named executive officer’s employment terminates. (Each option vests over four years with 25% vesting on the first anniversary of the date of grant and the remaining 75% vesting in 36 equal monthly installments thereafter.)

(2)	On April 29, 2008, Mr. Marshall returned two unexercised exercisable options (i) 80,000 shares priced at $4.94, granted on January 10, 2001, set to expire on January 10, 2011, and (ii) 24,000 shares priced at $1.76, granted on June 6, 2002, set to expire on June 6, 2012. He no longer wanted the right to exercise those options. Those two option grants used the grant date as the measurement date. A recent review determined that a different measurement date should have been used for all of the Company’s options granted on those two dates, resulting in the restatement of the Company’s financial records.

(3)

No stock options have been granted to Mr. Beenen because the Compensation Committee has not granted options since delisting of the Company’s common stock from the NASDAQ in December 2005. Pursuant to the August 16, 2006 employment offer letter to Mr. Beenen, the Company committed to a stock option grant of 80,000 shares of common stock at a yet to be determined exercise price for Mr. Beenen to be awarded when the Company is deemed to have become current with its reporting requirements by the SEC and there is an effective registration statement on Form S-8 on file with the SEC. Mr. Beenen’s employment with the Company terminated as of June 30, 2008 and Mr. Beenen relinquished any rights that he had with respect to his future option grant.

(4)	As of September 20, 2008, the grant prices of each of the options listed above were above the per share fair market value of the Company’s stock of $0.51 per share.

Option Exercises and Stock Vested—Fiscal 2007

None of our named executive officers exercised any stock options during 2007. None of our named executive officers held restricted stock subject to vesting during 2007.

Employment Agreements

On February 9, 2005, we entered into an amended and restated terms of employment letter with Mr. Kent setting forth his responsibilities as Chief Financial Officer and his compensation, including his initial annual salary of $207,000 and stock option grant to purchase 100,000 shares of common stock. Pursuant to the employment letter, upon a change of control, Mr. Kent would be entitled to a termination payment of up to $100,000 to be paid in full if he was terminated within one month of his start date, declining thereafter at a rate of $4,166 per month until reaching zero on the second anniversary of his start date. As of December 31, 2007, Mr. Kent would not be entitled to any cash compensation as a result of his termination pursuant to this agreement. In addition, the agreement provided for the acceleration of Mr. Kent’s stock options upon a change of control as discussed below.

On August 16, 2006, we entered into an employment offer letter agreement with Gerhard Beenen. The offer letter agreement sets forth his responsibilities as President and General Manager—Telecom Products Group and Officer of the Corporation. The letter also covers his compensation, including his initial annual salary of $230,000 and a commitment for a stock option grant to purchase 80,000 shares of common stock, such stock option grant to be awarded to Mr. Beenen at an exercise price to be determined at the first Compensation Committee meeting following the date on which we are deemed current with our reporting requirements by the SEC and we have an effective registration statement on Form S-8 on file with the SEC. In 2007, Mr. Beenen was also entitled to receive an incentive cash bonus targeted at 25% of his salary; such bonus was based on a mixture of financial performance targets and individual objectives. In addition, Mr. Beenen’s employment offer letter provided for the acceleration of his stock options upon a change of control as discussed below. If Mr. Beenen’s employment is terminated within four months before or 12 months after a change in control, and the termination is an involuntary termination other than for cause, or a voluntary termination by Mr. Beenen for good reason, then Mr. Beenen is entitled to eight months of base salary and health benefits. Mr. Beenen’s employment offer letter also sets forth his incentive cash bonus targets of 25% of his then current salary for achieving objectives, 50% of his then current salary for achievement beyond such objectives, and up to 200% for extraordinary achievement. However, these incentive cash bonuses were superseded by the benefits provided under the Company’s 2007 Management by Objective Plan.

Effective June 30, 2008, Mr. Beenen is no longer employed by us. On July 16, 2008, we and Mr. Beenen entered into a Separation Agreement, pursuant to which Mr. Beenen received a severance payment consisting of (i) the 2008 salary increase that he declined in March 2008, calculated from January 1, 2008 to June 27, 2008; (ii) the 2007 MBO Bonus payment that he declined in March 2008; and (iii) eight weeks of pay, for a total payment of approximately $77,473. Mr. Beenen is entitled also to reimbursement for premiums on continued health benefits for up to four months. Mr. Beenen’s change of control separation payment survives his termination of employment. If a change of control of Sunrise Telecom occurs (as defined in Mr. Beenen’s offer letter) within four months of the effective date of his departure, Mr. Beenen would be entitled to the separation pay and benefits contained in his offer letter, but the total severance payment of approximately $77,473 that he has already received would be subtracted from that separation pay.

Except as described above, we do not have employment agreements with any of our other executive officers.

Potential Payments Upon Termination or Change of Control

Change of Control Severance Plan

Effective June 21, 2006, our Compensation Committee adopted a Change of Control Severance Plan to provide designated employees with additional incentives to remain with us in the event of, and through the duration of, defined change of control events.

At the time of the adoption of the plan, our Chief Financial Officer, Richard D. Kent, and our Chief Legal and Compliance Officer, Secretary, Kirk O. Williams, were the only named executive officers eligible to receive payments under the Change of Control Severance Plan. Under the terms of the plan, if either Mr. Kent’s or Mr. Williams’ employment is terminated by us within four months prior to a change of control, or by us or our successor company within twelve months after a change of control, in each case by virtue of an involuntary termination other than for “cause” or a “voluntary termination for good reason” (as such terms are defined in the plan), we or our successor company will provide severance benefits to Messrs. Kent and Williams, as the case may be, consisting of a lump sum payment equal to twelve months base salary in effect at the time of termination of employment, less applicable withholdings, and one year of reimbursements for payments for health coverage continuation. In order to receive such benefits, a general release of claims must be executed by the terminated officer. Mr. Heintz was added to the plan in December 2007 and would receive a change of control severance benefit of twelve months of base salary and twelve months of reimbursement for health coverage continuation. Similarly, Mr. Beenen’s employment arrangement includes a change of control severance benefit of eight months of base salary and eight months of reimbursement for health coverage continuation as described above. Effective as of June 30, 2008, Mr. Beenen is no longer employed with the Company.

Messrs. Kent, Williams and Heintz are entitled to severance benefits pursuant to the Change of Control Severance Plan if their employment is terminated by us within four months prior to a change of control, or by us or our successor company within 12 months after a change of control. For Messrs. Kent, Williams and Heintz, those benefits consist of a lump sum payment equal to 12 months of base salary and continued health care benefits paid for by the Company for twelve months after termination. Mr. Beenen would also receive a lump-sum severance payment of eight months of salary and continued health care benefits paid by the Company if a change of control occurs within four months of June 30, 2008, the effective date of his departure from the Company, but the total severance payment of approximately $77,473 that he has already received would be subtracted from such payment. We believe that the protected period of four months prior to a change of control and 12 months following a change in control is in line with the severance protections provided to comparable executives at comparable companies. Except as noted, none of our named executive officers has an employment agreement that provides for severance benefits, a fixed position or duties, or a fixed base salary or actual or target annual bonus. As a result, we believe it appropriate that constructive termination also be included as a potential trigger for severance benefits. Therefore, the change in control arrangements we entered into with some of our named executive officers permit the named executive officers to terminate their employment and receive their benefits in connection with a change in control for certain “good reasons” that we believe result in the constructive termination of the named executive officers’ employment.

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

We do not believe that the named executive officers should be entitled to severance benefits merely because a change in control transaction occurs. Therefore, the payment of severance benefits is generally only triggered by an actual or constructive termination of employment in connection with a change in control. The Change of Control Severance Plan does not currently allow for accelerated vesting of equity compensation; however, the employment arrangements for Messrs. Heintz and Kent extend this benefit to them in the event of a change of control and termination without cause.

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

The Company committed to issue Mr. Beenen a stock option to purchase 80,000 shares of common stock at an exercise price to be determined when the Company is once again able to do so after it becomes current with its filings with the SEC. Such option commitment would accelerate upon a change of control resulting in Mr. Beenen’s termination without cause. Pursuant to the terms of Mr. Beenen’s separation agreement in July 2008, Mr. Beenen relinquished any right he had to any options that would have been granted to him under this agreement with the Company.

Potential Payments

The following section describes the benefits that may become payable to the named executive officers in connection with certain terminations of their employment with us and/or a change in control of us. In calculating the amount of any potential payments to these named executive officers, we have assumed that the applicable triggering events (i.e. termination of employment in connection with a change of control) occurred on December 31, 2007, the last business day for fiscal year 2007, and that the price per share of our common stock is equal to the closing price per share on such date.

If Mr. Kent’s employment was terminated as a result of a change of control at December 31, 2007, Mr. Kent would not have received any benefit from the acceleration of stock options because the closing sale price of our common stock on December 31, 2007, of $2.05 per share was less than the exercise price of his option granted in February 2006. However, Mr. Kent would have received a cash payment of approximately $229,115, plus benefits valued at approximately $4,678 for health coverage continuation.

If Mr. Beenen’s employment was terminated as a result of a change of control at December 31, 2007, Mr. Beenen would have received a cash payment of approximately $156,539, plus benefits valued at approximately $3,119 for health coverage continuation.

If Mr. Heintz’s employment was terminated as a result of a change of control at December 31, 2007, Mr. Heintz would not have received any benefit from the acceleration of his stock options because the closing sale price of our common stock on December 31, 2007, of $2.05 per share was less than the exercise price of his option granted in July 2004. However, if Mr. Heintz’s employment was terminated as a result of a change of control at December 31, 2007, Mr. Heintz would have received a cash payment of approximately $199,269, plus benefits valued at approximately $4,678 for health coverage continuation.

If Mr. Williams’ employment was terminated as a result of a change of control at December 31, 2007, Mr. Williams would have received a cash payment of approximately $199,519, plus benefits valued at approximately $4,678 for health coverage continuation.

The following table summarizes the dollar value of the payments and benefits payable to our named executive officers assuming the applicable triggering events (i.e. termination of employment in connection with a change of control transaction) occurred on December 31, 2007 as described above.

Name	Acceleration of Stock Options $	Severance Payment	Health Coverage Continuation Premiums
Paul A. Marshall	—	—	—
Richard D. Kent	—	$229,115	$4,678
Gerhard J. Beenen	—	$156,539	$3,119
Robert G. Heintz	—	$199,269	$4,678
Kirk O. Williams	—	$199,519	$4,678

The value of payments and benefits payable to our named executive officers assuming the triggering event of a termination of employment in connection with a change of control transaction occurring on a later date than December 31, 2007 may be different than disclosed above.

Compensation of Non-employee Directors—Fiscal 2007

Effective January 1, 2007, each non-employee member of our Board of Directors is entitled to receive an annual retainer of $35,000, paid quarterly, plus meeting fees of $1,100 per day for meetings, regardless of the number of Board or committee meetings attended. The Chair of the Board is entitled to receive an annual retainer of $50,000, paid quarterly. The Chair of our Audit Committee is entitled to receive an additional annual retainer of $13,000, paid quarterly. The Chairs of the Compensation Committee, the Governance Committee and the Compliance Sub-Committee are each entitled to receive an additional annual retainer of $7,500, $4,000, and $4,000, respectively, paid quarterly. In addition to the annual retainer of $35,000, the Vice Chair of the Board is also entitled to receive an additional annual retainer of $14,000, paid quarterly. Each non-Chair member of the Audit Committee, Compensation Committee and the Governance Committee is also entitled to receive an additional annual retainer of $6,000, $5,000 and $2,000, respectively, paid quarterly. Each director is also entitled to be reimbursed for his or her out-of-pocket expenses incurred in connection with attending Board and committee meetings. Each non-employee member of the Board of Directors is entitled to an option to purchase 12,000 shares of common stock at fair market value on an annual basis. These options vest in full on the anniversary of the date of grant, provided the director continues to serve as a director at that time. These options have a term of ten years and expire within 90 days of the director’s termination of service, or one year if such termination is due to death or disability.

The following table sets forth compensation paid to our non-employee directors for services rendered during fiscal 2007:

Name and Principal Position	Fees Earned or Paid in Cash ($)	Total ($) (1)
Patrick Peng-Koon Ang (2)	$55,000	$55,000
Henry P. Huff (3)	75,000	75,000
Robert C. Pfeiffer (4)	49,033	49,033
Jennifer J. Walt (5)	58,375	58,375

(1)	The Company did not issue any options to its non-employee directors in fiscal 2007.

(2)	At December 31, 2007, Mr. Ang held options to purchase 43,539 shares of our common stock.

(3)	At December 31, 2007, Mr. Huff held options to purchase 43,539 shares of our common stock.

(4)	At December 31, 2007, Mr. Pfeiffer held options to purchase 41,872 shares of our common stock.

(5)	At December 31, 2007, Ms. Walt held options to purchase 43,539 shares of our common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

All of the Compensation Committee members whose names appear on the Compensation Committee Report below, were committee members during all of fiscal year 2007. No current member of the Compensation Committee is a current or former officer or employee of ours or had any relationships or related persons transactions. None of our executive officers served as a director or a member of a Compensation Committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2007.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC.

The Compensation Committee

Jennifer J. Walt, Chairwoman

Patrick Peng-Koon Ang

Henry P. Huff

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our common stock as of June 30, 2008 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and named executive officers as a group.

The number and percentage of shares beneficially owned are based on 51,349,058 shares of common stock outstanding as of June 30, 2008. Beneficial ownership is determined under the rules and regulations of the SEC. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of June 30, 2008 are deemed to be outstanding and beneficially owned and the percentage of ownership of that person, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person. The persons listed in this table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, except as indicated in the footnotes to this table, and subject to applicable community property laws. The address of each person listed in this table is c/o Sunrise Telecom Incorporated, 302 Enzo Drive, San Jose, California 95138, unless separately identified below.

	Amount and Nature of Common Stock Beneficially Owned
Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Paul A. Marshall	11,741,634	(1)	22.9%
Robert C. Pfeiffer	6,350,112	(2)	12.4%
Tracy Tsuey Hwa Chang 45539 Antelope Drive Fremont, CA 94539	4,903,450	(3)	9.5%
Paul Ker-Chin Chang 2255 Martin Ave. Suite G Santa Clara, CA 95050	4,445,300	(3)	8.7%
Aaron Braun WC Capital Management, LLC 300 Drakes Landing Blvd., STE 230 Greenbrae, CA 94904	3,422,700	(4)	6.7%
Jennifer J. Walt	463,789	(5)	*
Richard D. Kent	87,499	(6)	*
Robert G. Heintz	158,749	(7)	*
Patrick Peng-Koon Ang	43,539	(8)	*
Henry P. Huff	71,539	(9)	*
Kirk O. Williams	29,799	(10)	*
All directors and executive officers as a group (8 persons)	18,946,660	(11)	36.9%

*	Less than one percent of the outstanding shares of common stock.

(1)	Includes 10,023,260 shares held by the Marshall Family Revocable Trust and 161,874 shares issuable upon exercise of outstanding options.

(2)	Includes 41,872 shares issuable upon exercise of outstanding options.

(3)	Based upon representations to the Company made by such stockholders.

(4)	Based upon a Schedule 13G filed with the Securities and Exchange Commission by WC Capital Management, LLC on February 29, 2008.

(5)	Includes 43,539 shares issuable upon exercise of outstanding options.

(6)	Represents 87,499 shares issuable upon exercise of outstanding options.

(7)	Represents 158,749 shares issuable upon exercise of outstanding options.

(8)	Represents 43,539 shares issuable upon exercise of outstanding options.

(9)	Includes 43,539 shares issuable upon exercise of outstanding options.

(10)	Represents 29,799 shares issuable upon exercise of outstanding options.

(11)	Includes 630,595 shares issuable upon exercise of outstanding options.

Equity Compensation Plan Information—Fiscal 2007

The following table provides information, as of December 31, 2007, regarding Sunrise Telecom’s equity compensation plans under which Sunrise Telecom common stock may be issued.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	3,450,805	(2)	$3.48	8,157,227	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	3,450,805		$3.48	8,157,227

(1)	Our equity compensation plans approved by stockholders are Sunrise Telecom’s 2000 Stock Plan and 2000 Employee Stock Purchase Plan. Our stockholders approved both equity compensation plans in April 2000, and unless terminated sooner pursuant to their terms, these plans terminate automatically ten years after their effective dates in July 2010. Both equity compensation plans also contain automatic adjustment provisions that authorize the Board of Directors to approve reserve increases based on the number of shares of our common stock outstanding on the last day of the prior fiscal year. The Board of Directors may also approve share reserve increases for any lower number of shares it deems appropriate.

(2)	Represents shares of common stock issuable upon exercise of outstanding options under the 2000 Stock Plan.

(3)	Amount includes 7,454,340 shares of common stock available for future issuance under the 2000 Stock Plan and 702,887 shares of common stock available for future issuance under the 2000 Employee Stock Purchase Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Under our Code of Business Conduct and Ethics, our employees, executive officers and members of our Board of Directors are prohibited from entering into any business, financial, or other relationship with our existing or potential customers, competitors, partners or vendors that might impair, or appear to impair, the exercise of his or her judgment or ethics with regards to Sunrise Telecom. Such relationships include situations involving Sunrise Telecom entering into a business transaction with an executive officer or director, a family member of an executive officer or director, or a business in which such a person has any significant role. Our employees are obligated under the Code of Business Conduct and Ethics to disclose any existing or proposed transaction or relationship that reasonably could be expected to give rise to a conflict of interest to our Ethics Review Board, which consists of our Chief Executive Officer, Chief Financial Officer and our Chief Legal and Compliance Officer. Our executive officers and directors are obligated under the Code of Business Conduct and Ethics to disclose any existing or proposed transaction or relationship that reasonably could give rise to a conflict of interest to our Board of Directors. The Ethics Review Board or Board of Directors, as the case may be, would review, approve, ratify or, at its discretion, take other action with respect to the transaction. Any related persons transaction would be required to be disclosed in accordance with SEC rules. If the related person at issue is a member of the Ethics Review Board, the Board of Directors or an immediate family member of such person, then that member would not participate in the discussions.

In reviewing a proposed related person transaction, the Ethics Review Board or Board of Directors, as the case may be, considers all the relevant facts and circumstances of the transaction on a case-by-case basis, including (i) the nature and terms of the transaction, (ii) the relationship with the related person, (iii) whether the terms of the transaction are fair to the Company and on terms at least as favorable as would apply if the other party was not a related person, (iv) whether there are demonstrable business reasons for the Company to enter into the related party transaction, (v) whether the related party transaction would impair the independence of a director, and (vi) whether the related party transaction would present an improper conflict of interest for any director, executive officer or employee of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or employee, the direct or indirect nature of the interest of the director, executive officer or employee in the transaction, the ongoing nature of any proposed relationship, and any other factors the Ethics Review Board or Board of Directors, as the case may be, deems appropriate.

On August 12, 2008, the Board of Directors of Sunrise Telecom approved the revised Code of Business Conduct and Ethics for the Company. The revisions included changes dealing with specific regulatory areas, such as export and import matters, immigration, government contracts, political contributions, and technical and administrative updating.

Other than the compensation arrangements set forth in Item 11 of this Form 10-K, since January 1, 2007 there has not been, nor is there currently proposed, any transaction in which we were or will be a participant and in which the amount involved exceeded $120,000 and in which any executive officer, director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

DIRECTOR INDEPENDENCE

Three of our four non-employee directors are, Patrick Peng-Koon Ang, Henry P. Huff and Jennifer J. Walt, “independent” under current rules of the NASDAQ Stock Market. Mr. Pfeiffer does not qualify as an independent director due to his service as the Company’s interim Vice President of Engineering from April through November 2006.

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

•

Reviewing and actively discussing with Sunrise Telecom’s auditors the results of the SAS 100 quarterly reviews of Sunrise Telecom’s condensed consolidated financial statements and all significant issues, transactions and changes;

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

The Audit Committee operated pursuant to a charter approved by the Board of Directors. The Audit Committee has implemented procedures to ensure that during the course of each fiscal year it devotes the attention that it deems necessary or appropriate to each of the matters assigned to it under the Audit Committee’s charter. The Audit Committee also has reviewed and reassessed the adequacy of its charter during the course of 2007.

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

In overseeing the preparation of Sunrise Telecom’s consolidated financial statements, the Audit Committee met with both management and the independent auditors to review and discuss all financial statements prior to their issuance and to discuss significant accounting issues. Management advised the Audit Committee that all financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee’s review included discussion with the independent auditors of matters required to be discussed pursuant to Statement on Auditing Standards No. 114, The Auditor’s Communication With Those Charged With Governance. The Audit Committee received the written disclosures and the letter from the independent auditors required by the Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees. The Audit Committee also considered whether the provision of non-audit services by the independent auditors was compatible with maintaining the auditors’ independence. Additionally, the Audit Committee has had discussions with the auditors regarding the auditors’ independence. In connection with monitoring Sunrise Telecom’s internal control systems, the Audit Committee periodically consulted with the independent auditors about internal controls and the fairness and accuracy of Sunrise Telecom’s consolidated financial statements.

Based on the review referred to in the preceding paragraph, and subject to the limitations on the role and responsibilities of the Audit Committee referred to in its charter, the Audit Committee recommended to the Board of Directors (and the Board approved) the inclusion of Sunrise Telecom’s audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007 for filing with the Securities and Exchange Commission.

Audit Committee

Henry P. Huff, Chairman
Patrick Peng-Koon Ang
Jennifer J. Walt

INDEPENDENT AUDITORS

Fees Paid to Independent Auditors

KPMG LLP served as our independent registered public accounting firm for the years ended December 31, 2007 and 2006. The following table sets forth the fees paid to KPMG LLP for the years ended December 31, 2007 and 2006.

Audit and Non-Audit Fees

	2007	2006
Audit Fees (1)	$1,250,000	$1,567,000
Audit-Related Fees (2)	—	6,000
Tax Fees (3)	—	6,294

Total Fees	$1,250,000	$1,579,294

(1)	Audit Fees relate to professional services rendered in connection with the audit of our annual financial statements included in our Form 10-K, quarterly review of financial statements included in our Forms 10-Qs and audit services provided in connection with other statutory and regulatory filings.

(2)	Audit-Related Fees include professional services rendered in connection with consultation on accounting and financial reporting matters.

(3)	Tax Fees relate to professional services rendered in connection with US and international tax compliance. We do not engage KPMG LLP to perform personal tax services for our executive officers.

Audit Committee Pre-approval Policies and Procedures

The services performed by KPMG LLP in 2006 and 2007 were preapproved by our Audit Committee in accordance with the requirements of the Audit Committee Charter. Preapproval is generally provided at regularly scheduled meetings of the Audit Committee. Our Audit Committee determined that KPMG LLP’s provision of Audit-Related Fees and Tax Fees, which may have been non-audit in nature, was compatible with and did not impair KPMG LLP’s independence.

Part IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Our Consolidated Financial Statements are included in Part II, Item 8:

Report on Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years         ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2)	Supplementary Consolidated Financial Statement Schedule as of and for the years ended December 31, 2007, 2006, and 2005:

None.

All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

(a) Exhibit Index.

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-K	March 16, 2001	3.1

3.2	Amended and Restated Bylaws.	10-K	November 2, 2007	3.2

4.1	Specimen Stock Certificate.	S-1/A	April 13, 2000	4.1

10.1	Purchase and Sale Agreement and Escrow Instructions dated November 5, 1999 between Sunrise and Enzo Drive, LLC.	S-1	March 9, 2000	10.2

10.2	Form of Indemnification Agreement between Sunrise and each of its Officers and Directors. †	S-1	March 9, 2000	10.6

10.3	2000 Stock Option Plan. †	S-1/A	April 13, 2000	10.7

10.4	2000 Employee Stock Purchase Plan. †	S-1/A	April 13, 2000	10.8

10.5	Form of Nonstatutory Stock Option Agreement. †	S-8	August 8, 2000	99.3

10.6	Form of Incentive Stock Option Agreement. †	S-8	August 8, 2000	99.4

10.7	Amended and Restated Employment Terms signed by the Company and Richard Kent dated February 9, 2005. †	8-K	February 8, 2005	10.01

10.8	Employment Offer Letter Supplement signed by the Company and Richard Kent dated February 4, 2005. †	8-K	February 8, 2005	10.02

10.9	Employment Offer Letter signed by the Company and Richard Kent dated January 27, 2005. †	8-K	February 8, 2005	10.03

10.10	Form of Nonstatutory Stock Option Agreement Addendum between the Company and Richard Kent dated February 8, 2005. †	8-K	February 8, 2005	10.04

10.11	Confidential Settlement Agreement made and entered into as of August 30, 2005 by and among Sunrise Telecom Incorporated, Acterna LLC and JDS Uniphase Corp. †	10-Q	November 2, 2007	10.01

10.12	Employment Offer Letter between Sunrise Telecom Incorporated and Robert Chris Pfeiffer, dated April 5, 2006. †	8-K	April 7, 2006	10.01

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith
10.13	Memorandum dated April 27, 2006 from Paul Marshall, Chief Executive Officer and President of Sunrise Telecom Incorporated announcing the retention incentive bonus program. †	8-K	May 3, 2006	10.01
10.14	Change of Control Severance Plan, effective June 21, 2006. †	8-K	June 26, 2006	10.01
10.15	Employment Offer Letter between the Company and Gerhard Beenen. †	8-K	November 3, 2006	99.1
10.16	Separation Agreement between Sunrise Telecom Incorporated and Gerhard Beenen dated July 16, 2008. †	8-K	July 21, 2008	99.1
10.17	Management By Objective Plan (effective January 1, 2007). †	10-K	November 2, 2007	10.22
10.18	Loan and Security Agreement dated as of August 13, 2007 among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc.	8-K	August 13, 2007	10.01
10.19	Amendment No. 1 to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated as of December 28, 2007.	8-K	January 3, 2008	10.01
10.20	Amendment No. 2 and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc., dated August 12, 2008.	8-K	August 14, 2008	99.1
10.21	Incentive Stock Option Agreement between the Company and Robert Heintz dated July 21, 2004. †	10-K	November 2, 2007	10.24
10.22	Addendum to 2000 Stock Plan Incentive Stock Option Agreement between the Company and Robert G. Heintz. †	10-K	November 2, 2007	10.25
10.23	Paul Marshall Letter to Compensation Committee Regarding Voluntary Surrender of Options dated April 29, 2008.†				X
14.1	Sunrise Telecom Code of Business Ethics and Conduct.	8-K	August 14, 2008	14.1
21.1	List of Subsidiaries.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Jose, State of California on October 2, 2008.

SUNRISE TELECOM INCORPORATED

By:	/s/ PAUL A. MARSHALL
PAUL A. MARSHALL
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PAUL A. MARSHALL Paul A. Marshall	President and Chief Executive Officer (Principal Executive Officer), Director	October 2, 2008

/s/ RICHARD D. KENT Richard D. Kent	Chief Financial Officer (Principal Financial Officer)	October 2, 2008

/s/ LAWRENCE A. STRITCH Lawrence A. Stritch	Corporate Controller (Principal Accounting Officer)	October 2, 2008

/s/ ROBERT C. PFEIFFER Robert C. Pfeiffer	Vice Chairman of the Board of Directors	October 2, 2008

/s/ PATRICK PENG-KOON ANG Patrick Peng-Koon Ang	Director	October 2, 2008

/s/ HENRY P. HUFF Henry P. Huff	Chairman of the Board of Directors	October 2, 2008

/s/ JENNIFER J. WALT Jennifer J. Walt	Director	October 2, 2008

Exhibit Index

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-K	March 16, 2001	3.1

3.2	Amended and Restated Bylaws.	10-K	November 2, 2007	3.2

4.1	Specimen Stock Certificate.	S-1/A	April 13, 2000	4.1

10.1	Purchase and Sale Agreement and Escrow Instructions dated November 5, 1999 between Sunrise and Enzo Drive, LLC.	S-1	March 9, 2000	10.2

10.2	Form of Indemnification Agreement between Sunrise and each of its Officers and Directors. †	S-1	March 9, 2000	10.6

10.3	2000 Stock Option Plan. †	S-1/A	April 13, 2000	10.7

10.4	2000 Employee Stock Purchase Plan. †	S-1/A	April 13, 2000	10.8

10.5	Form of Nonstatutory Stock Option Agreement. †	S-8	August 8, 2000	99.3

10.6	Form of Incentive Stock Option Agreement. †	S-8	August 8, 2000	99.4

10.7	Amended and Restated Employment Terms signed by the Company and Richard Kent dated February 9, 2005. †	8-K	February 8, 2005	10.01

10.8	Employment Offer Letter Supplement signed by the Company and Richard Kent dated February 4, 2005. †	8-K	February 8, 2005	10.02

10.9	Employment Offer Letter signed by the Company and Richard Kent dated January 27, 2005. †	8-K	February 8, 2005	10.03

10.10	Form of Nonstatutory Stock Option Agreement Addendum between the Company and Richard Kent dated February 8, 2005. †	8-K	February 8, 2005	10.04

10.11	Confidential Settlement Agreement made and entered into as of August 30, 2005 by and among Sunrise Telecom Incorporated, Acterna LLC and JDS Uniphase Corp. †	10-Q	November 2, 2007	10.01

10.12	Employment Agreement between Sunrise Telecom Incorporated and Robert Chris Pfeiffer, dated April 5, 2006. †	8-K	April 7, 2006	10.01

10.13	Memorandum dated April 27, 2006 from Paul Marshall, Chief Executive Officer and President of Sunrise Telecom Incorporated announcing the retention incentive bonus program. †	8-K	May 3, 2006	10.01

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith
10.14	Change of Control Severance Plan, effective June 21, 2006. †	8-K	June 26, 2006	10.01
10.15	Employment Offer Letter between the Company and Gerhard Beenen. †	8-K	November 3, 2006	99.1

10.16	Separation Agreement between Sunrise Telecom Incorporated and Gerhard Beenen dated July 16, 2008. †	8-K	July 21, 2008	99.1

10.17	Management By Objective Plan (effective January 1, 2007). †	10-K	November 2, 2007	10.22

10.18	Loan and Security Agreement dated as of August 13, 2007 among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc.	8-K	August 13, 2007	10.01

10.19	Amendment No. 1 to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated as of December 28, 2007.	8-K	January 3, 2008	10.01

10.20	Amendment No. 2 and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated August 12, 2008.	8-K	August 14, 2008	99.1

10.21	Incentive Stock Option Agreement between the Company and Robert Heintz dated July 21, 2004. †	10-K	November 2, 2007	10.24

10.22	Addendum to 2000 Stock Plan Incentive Stock Option Agreement between the Company and Robert G. Heintz. †	10-K	November 2, 2007	10.25

10.23	Paul Marshall Letter to Compensation Committee Regarding Voluntary Surrender of Options dated April 29, 2008. †				X

14.1	Sunrise Telecom Code of Business Ethics and Conduct.	8-K	August 14, 2008	14.1

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement.