Form 10-K/A
period 2007-12-31
SUNRISE TELECOM INC
filed 2008-10-22
CIK 907152

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K is being filed for the sole purpose of correcting a typographical error in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Except as described above, no other amendments are being made to our Annual Report on Form 10-K filed on October 2, 2008.

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

Number of Holders

As of September 18, 2008, we had approximately 60 stockholders of record of our common stock. We estimate that as of August 31, 2008, there were approximately 1,406 beneficial owners of our common stock.

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

(3)	Exhibits:

(a) Exhibit Index.

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-K	March 16, 2001	3.1

3.2	Amended and Restated Bylaws.	10-K	November 2, 2007	3.2

4.1	Specimen Stock Certificate.	S-1/A	April 13, 2000	4.1

10.1	Purchase and Sale Agreement and Escrow Instructions dated November 5, 1999 between Sunrise and Enzo Drive, LLC.	S-1	March 9, 2000	10.2

10.2	Form of Indemnification Agreement between Sunrise and each of its Officers and Directors. †	S-1	March 9, 2000	10.6

10.3	2000 Stock Option Plan. †	S-1/A	April 13, 2000	10.7

10.4	2000 Employee Stock Purchase Plan. †	S-1/A	April 13, 2000	10.8

10.5	Form of Nonstatutory Stock Option Agreement. †	S-8	August 8, 2000	99.3

10.6	Form of Incentive Stock Option Agreement. †	S-8	August 8, 2000	99.4

10.7	Amended and Restated Employment Terms signed by the Company and Richard Kent dated February 9, 2005. †	8-K	February 8, 2005	10.01

10.8	Employment Offer Letter Supplement signed by the Company and Richard Kent dated February 4, 2005. †	8-K	February 8, 2005	10.02

10.9	Employment Offer Letter signed by the Company and Richard Kent dated January 27, 2005. †	8-K	February 8, 2005	10.03

10.10	Form of Nonstatutory Stock Option Agreement Addendum between the Company and Richard Kent dated February 8, 2005. †	8-K	February 8, 2005	10.04

10.11	Confidential Settlement Agreement made and entered into as of August 30, 2005 by and among Sunrise Telecom Incorporated, Acterna LLC and JDS Uniphase Corp. †	10-Q	November 2, 2007	10.01

10.12	Employment Offer Letter between Sunrise Telecom Incorporated and Robert Chris Pfeiffer, dated April 5, 2006. †	8-K	April 7, 2006	10.01

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith

10.13	Memorandum dated April 27, 2006 from Paul Marshall, Chief Executive Officer and President of Sunrise Telecom Incorporated announcing the retention incentive bonus program. †	8-K	May 3, 2006	10.01

10.14	Change of Control Severance Plan, effective June 21, 2006. †	8-K	June 26, 2006	10.01

10.15	Employment Offer Letter between the Company and Gerhard Beenen. †	8-K	November 3, 2006	99.1

10.16	Separation Agreement between Sunrise Telecom Incorporated and Gerhard Beenen dated July 16, 2008. †	8-K	July 21, 2008	99.1

10.17	Management By Objective Plan (effective January 1, 2007). †	10-K	November 2, 2007	10.22

10.18	Loan and Security Agreement dated as of August 13, 2007 among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc.	8-K	August 13, 2007	10.01

10.19	Amendment No. 1 to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated as of December 28, 2007.	8-K	January 3, 2008	10.01

10.20	Amendment No. 2 and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc., dated August 12, 2008.	8-K	August 14, 2008	99.1

10.21	Incentive Stock Option Agreement between the Company and Robert Heintz dated July 21, 2004. †	10-K	November 2, 2007	10.24

10.22	Addendum to 2000 Stock Plan Incentive Stock Option Agreement between the Company and Robert G. Heintz. †	10-K	November 2, 2007	10.25

10.23	Paul Marshall Letter to Compensation Committee Regarding Voluntary Surrender of Options dated April 29, 2008.†	10-K	October 2, 2008	10.23

14.1	Sunrise Telecom Code of Business Ethics and Conduct.	8-K	August 14, 2008	14.1

21.1	List of Subsidiaries.	10-K	October 2, 2008	21.1

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	October 2, 2008	23.1

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on October 22, 2008.

SUNRISE TELECOM INCORPORATED

By:	/s/ RICHARD D. KENT
RICHARD D. KENT
Chief Financial Officer

Exhibit Index

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Amendment No. 1 to the Annual Report on Form 10-K:

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-K	March 16, 2001	3.1

3.2	Amended and Restated Bylaws.	10-K	November 2, 2007	3.2

4.1	Specimen Stock Certificate.	S-1/A	April 13, 2000	4.1

10.1	Purchase and Sale Agreement and Escrow Instructions dated November 5, 1999 between Sunrise and Enzo Drive, LLC.	S-1	March 9, 2000	10.2

10.2	Form of Indemnification Agreement between Sunrise and each of its Officers and Directors. †	S-1	March 9, 2000	10.6

10.3	2000 Stock Option Plan. †	S-1/A	April 13, 2000	10.7

10.4	2000 Employee Stock Purchase Plan. †	S-1/A	April 13, 2000	10.8

10.5	Form of Nonstatutory Stock Option Agreement. †	S-8	August 8, 2000	99.3

10.6	Form of Incentive Stock Option Agreement. †	S-8	August 8, 2000	99.4

10.7	Amended and Restated Employment Terms signed by the Company and Richard Kent dated February 9, 2005. †	8-K	February 8, 2005	10.01

10.8	Employment Offer Letter Supplement signed by the Company and Richard Kent dated February 4, 2005. †	8-K	February 8, 2005	10.02

10.9	Employment Offer Letter signed by the Company and Richard Kent dated January 27, 2005. †	8-K	February 8, 2005	10.03

10.10	Form of Nonstatutory Stock Option Agreement Addendum between the Company and Richard Kent dated February 8, 2005. †	8-K	February 8, 2005	10.04

10.11	Confidential Settlement Agreement made and entered into as of August 30, 2005 by and among Sunrise Telecom Incorporated, Acterna LLC and JDS Uniphase Corp. †	10-Q	November 2, 2007	10.01

10.12	Employment Agreement between Sunrise Telecom Incorporated and Robert Chris Pfeiffer, dated April 5, 2006. †	8-K	April 7, 2006	10.01

10.13	Memorandum dated April 27, 2006 from Paul Marshall, Chief Executive Officer and President of Sunrise Telecom Incorporated announcing the retention incentive bonus program. †	8-K	May 3, 2006	10.01

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith

10.14	Change of Control Severance Plan, effective June 21, 2006. †	8-K	June 26, 2006	10.01

10.15	Employment Offer Letter between the Company and Gerhard Beenen. †	8-K	November 3, 2006	99.1

10.16	Separation Agreement between Sunrise Telecom Incorporated and Gerhard Beenen dated July 16, 2008. †	8-K	July 21, 2008	99.1

10.17	Management By Objective Plan (effective January 1, 2007). †	10-K	November 2, 2007	10.22

10.18	Loan and Security Agreement dated as of August 13, 2007 among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc.	8-K	August 13, 2007	10.01

10.19	Amendment No. 1 to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated as of December 28, 2007.	8-K	January 3, 2008	10.01

10.20	Amendment No. 2 and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated August 12, 2008.	8-K	August 14, 2008	99.1

10.21	Incentive Stock Option Agreement between the Company and Robert Heintz dated July 21, 2004. †	10-K	November 2, 2007	10.24

10.22	Addendum to 2000 Stock Plan Incentive Stock Option Agreement between the Company and Robert G. Heintz. †	10-K	November 2, 2007	10.25

10.23	Paul Marshall Letter to Compensation Committee Regarding Voluntary Surrender of Options dated April 29, 2008. †	10-K	October 2, 2008	10.23

14.1	Sunrise Telecom Code of Business Ethics and Conduct.	8-K	August 14, 2008	14.1

21.1	List of Subsidiaries.	10-K	October 2, 2008	21.1

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	October 2, 2008	23.1

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement.