Form 10-Q
period 2008-03-31
SUNRISE TELECOM INC
filed 2008-12-30
CIK 907152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

As of November 30, 2008, there were 51,349,058 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

“3GMaster,” “FTT,” “HTT,” “RealWORX,” “Sunrise Telecom,” “SunSet,” “SunLite,” “STT,” “Sunset MTT,” and “NeTracker,” are trademarks of Sunrise Telecom Incorporated. This Quarterly Report on Form 10-Q also includes references to registered service marks and trademarks of other entities.

2 of 44

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

We report preliminary results of operations on a regular basis, by distributing a press release with financial information for a recently-completed quarter and filing a Current Report on Form 8-K with that information. Because the results as reported in those press releases were not included in a Form 10-Q until December of 2008, our financial information for that period differs materially from the amounts originally reported in an earlier press release. In particular, an estimated product warranty charge of $2.5 million relating to the CM750 product sold to a major customer in prior years and a royalty settlement of $0.4 million with Wind River, Inc. are included in this Form 10-Q. These charges were not known until the fourth quarter of 2008, but in accordance with SFAS No. 5, Accounting for Contingencies, we recorded these liabilities and corresponding charges in the three months ended March 31, 2008, as the information related to this issue was available before the issuance of such financial statements.

3 of 44

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data, unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$13,568	$15,981
Accounts receivable, net of allowance of $196 and $270, respectively	15,417	17,972
Inventories	16,982	17,445
Prepaid expenses and other assets	2,636	2,283
Deferred tax assets	1,015	982

Total current assets	49,618	54,663
Property and equipment, net	27,385	27,211
Restricted cash	296	296
Goodwill	12,962	12,736
Intangible assets, net	1,103	1,116
Other assets	1,036	854

Total assets	$92,400	$96,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$183	$183
Accounts payable	3,704	4,653
Other accrued liabilities	17,737	15,158
Income taxes payable	107	181
Deferred revenue	3,480	2,520

Total current liabilities	25,211	22,695
Notes payable, less current portion	377	424
Income taxes payable	1,741	1,700
Deferred revenue, less current portion	11	13
Deferred tax liabilities	2,194	2,106

Total liabilities	29,534	26,938

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,349,058 shares outstanding as of March 31, 2008 and December 31, 2007	51	51
Additional paid-in capital	77,834	77,788
Accumulated deficit	(15,794)	(8,792)
Accumulated other comprehensive income	775	891

Total stockholders’ equity	62,866	69,938

Total liabilities and stockholders’ equity	$92,400	$96,876

See accompanying notes to condensed consolidated financial statements.

4 of 44

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$19,967	$20,140
Cost of sales	11,151	6,698

Gross profit	8,816	13,442

Operating expenses:
Research and development	5,274	6,281
Selling and marketing	6,331	7,174
General and administrative	4,895	5,099
Restructuring charges	943	—

Total operating expenses	17,443	18,554

Loss from operations	(8,627)	(5,112)
Other income, net	1,764	510

Loss before income taxes	(6,863)	(4,602)
Income tax expense	139	267

Net loss	$(7,002)	$(4,869)

Loss per share:
Basic and diluted	$(0.14)	$(0.09)

Shares used in per share computation:
Basic and diluted	51,349	51,349

See accompanying notes to condensed consolidated financial statements.

5 of 44

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:	$(7,002)	$(4,869)
Net loss
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,063	1,208
Stock-based compensation expense	46	97
Provision for losses on accounts receivable	—	81
Loss on disposal of property and equipment	42	450
Non-cash restructuring charges	193	—
Gain on sale of marketable securities	—	(136)
Deferred income taxes	55	160
Changes in operating assets and liabilities:
Accounts receivable	2,555	5,373
Inventories	469	(1,502)
Prepaid expenses and other assets	(535)	191
Accounts payable and accrued liabilities	1,633	328
Income taxes payable	(33)	(194)
Deferred revenue	958	510

Net cash provided by (used in) operating activities	(556)	1,697

Cash flows from investing activities:
Sales of marketable securities	—	292
Capital expenditures	(1,376)	(1,467)
Acquisition of intangible assets	(67)	(69)

Net cash used in investing activities	(1,443)	(1,244)

Cash flows from financing activities:
Payments on notes payable	(85)	(80)

Net cash used in financing activities	(85)	(80)

Effect of exchange rate changes on cash and cash equivalents	(329)	(40)

Net increase (decrease) in cash and cash equivalents	(2,413)	333
Cash and cash equivalents at the beginning of the period	15,981	17,450

Cash and cash equivalents at the end of the period	$13,568	$17,783

See accompanying notes to condensed consolidated financial statements.

6 of 44

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Business and Certain Significant Accounting Policies

(a)	Business

Sunrise Telecom Incorporated (the “Company”) develops, manufactures, and markets service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, and Internet networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. Due to its international operations, the Company has wholly-owned subsidiaries located outside of the United States in Canada, Italy, Taiwan, Switzerland, South Korea, Japan, China, Germany, France and Mexico.

(b)	Basis of Presentation

The unaudited condensed consolidated financial statements and notes to the condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments, which are only normal recurring adjustments, necessary for their fair presentation. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on October 2, 2008.

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or for the full year.

(c)	Risks and Uncertainties

The Company’s continued losses reduced its cash and cash equivalents in 2007 and 2008. As of November 30, 2008, the Company had approximately $6.9 million in cash and cash equivalents and $4.0 million outstanding under its bank lending facility. In order to meet its liquidity needs, the Company may be required to sell assets, or to borrow on potentially unfavorable terms, to finance capital expenditures and working capital needs for the business. The Company may be unable to sell assets, or unable to borrow, to meet these needs. As a result, the Company may become unable to pay its ordinary expenses, including its debt service, on a timely basis. The Company’s current lack of liquidity could harm it by:

•	increasing vulnerability to adverse economic conditions in its industry or the economy in general;

•	requiring substantial amounts of cash to be used for debt service, rather than other purposes, including operations;

•	limiting the Company’s ability to plan for, or react to, changes in its business and industry; and

•	influencing investor and customer perceptions about the Company’s financial stability and limiting its ability to obtain financing or acquire customers.

During 2008, the Company initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change its operations to more closely align them with its key strategic focus. The total restructuring charges are estimated to be approximately $2.5 million and include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment.

The Company believes that its current cash balances, the cash generated from the sale of its Protocol Products Group in December 2008 (see Note 15, “Subsequent Events”), and expected future cash flows from operations will be sufficient to meet its anticipated cash needs for the next twelve months from the filing of this Form 10-Q.

7 of 44

(d)	Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. Potential common equivalent shares from weighted average outstanding stock options of 2,756,765 and 3,413,884 for the three months ended March 31, 2008 and 2007, respectively, were excluded from the calculation of diluted net loss per share presented in the condensed consolidated statements of operations because their effect would have been anti-dilutive.

(e)	Share-Based Compensation

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

(f)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Effective January 1, 2008, the Company adopted the provisions of SFAS 159 but did not choose the fair value option and therefore, there was no impact on its condensed consolidated financial statements.

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

(2)	Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. On February 12, 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date for adoption of fair value measurements for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. These nonfinancial items include assets and liabilities, such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company adopted SFAS 157 effective January 1, 2008, for all of its financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). To increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy based on the inputs used in valuation techniques. There are three levels to the fair value hierarchy of inputs to fair value, as follows:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

8 of 44

•

Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3: Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	March 31, 2008
	Level 1	Level 2	Total
Investments in money market funds	$177	$—	$177
U.S. Government obligations and agencies	—	5,072	5,072

	$177	$5,072	$5,249

As of March 31, 2008, the Company had no financial assets or liabilities requiring Level 3 classification.

(3)	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$8,037	$8,187
Work in process	4,730	5,486
Finished goods	4,215	3,772

	$16,982	$17,445

(4)	Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the equity of the Company that are excluded from net loss. The components of the Company’s comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(7,002)	$(4,869)
Change in unrealized gain on available-for-sale investments, net of related tax effects	—	(159)
Change in foreign currency translation adjustments, net of tax	(116)	(22)

Total comprehensive loss	$(7,118)	$(5,050)

9 of 44

(5)	Goodwill and Other Intangible Assets

Acquired intangible assets consisted of the following (in thousands):

	As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,902	$(6,878)	$24
Non-compete (four years)	282	(282)	—
Licenses (five years)	637	(622)	15
Patents and trademarks (two to seventeen years)	1,241	(177)	1,064

	$9,062	$(7,959)	$1,103

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,886	$(6,855)	$31
Non-compete (four years)	249	(249)	—
Licenses (five years)	637	(608)	29
Patents and trademarks (two to seventeen years)	1,223	(167)	1,056

	$8,995	$(7,879)	$1,116

The Company amortizes intangible assets on a straight-line basis over their estimated useful lives of up to seventeen years. Aggregate amortization expense for the three months ended March 31, 2008 and 2007 was $40,000 and $161,000, respectively. Amortization expense is classified as a general and administrative expense on the Company’s condensed consolidated statements of operations.

Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Year ending December 31,	Amount
2008 (remaining 9 months)	$74
2009	41
2010	41
2011	41
2012	41
Thereafter	865

$1,103

The change in the carrying amount of goodwill during the three months ending March 31, 2008 was as follows (in thousands):

Balance as of December 31, 2007	$12,736
Effect of foreign currency translation	226

Balance as of March 31, 2008	$12,962

The Company performs its annual impairment test of goodwill, as required by SFAS No. 142, Goodwill and Other Intangible Assets, as of November 30 of each fiscal year, unless a triggering event occurs before that date. See Note 15, “Subsequent Events,” for discussion on impairment of goodwill and other intangible assets.

10 of 44

(6)	Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Insurance deposits	$615	$452
Rental deposits	188	335
Other deposits	233	67

	$1,036	$854

(7)	Product Warranties Liability

Changes in the Company’s liability for product warranties, which is included in other accrued liabilities in the condensed consolidated balance sheets, during the three months ended March 31, 2008 and 2007 are shown in the schedule below (in thousands). During the three months ended March 31, 2008, the Company recorded a warranty charge of approximately $2.5 million related to a warranty issue for its CM750 product that had been sold to a major customer in prior years. The warranty problem was not known until the fourth quarter of 2008, but in accordance with SFAS No. 5, Accounting for Contingencies, the Company recorded the warranty liability and corresponding charge in the three months ended March 31, 2008, as the information related to this issue was available before the issuance of the Company’s financial statements.

	Balance at Beginning of Period	Warranty Expense	Warranty Costs	Balance at End of Period
Three months ended March 31, 2008	$1,454	$2,807	$(463)	$3,798
Three months ended March 31, 2007	$1,656	$212	$(309)	$1,559

(8)	Short-term Borrowings and Notes Payable

As a result of various acquisitions completed prior to 2004, the Company assumed three non-interest bearing notes payable. The aggregate outstanding balance on these notes at March 31, 2008 was nominal. In addition, the Company’s Italian subsidiary, Sunrise Telecom, S.R.L., has a loan from the Italian government which bears interest at 2% per year. As of March 31, 2008, the outstanding balance on this loan was $0.5 million, which is being repaid by semi-annual principal payments over an eight-year period which began in July 2003.

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Year ending December 31,	Amount
2008 (remaining 9 months)	$101
2009	183
2010	183
2011	93

$560

On December 12, 2008, the Company completed the sale of Sunrise Telecom S.r.l to LTE Innovations OY and as a result, the loan from the Italian government was assumed by the buyer. See Note 15, Subsequent Events.

On August 13, 2007, the Company entered into a $10 million secured revolving credit arrangement (“Loan Agreement”) with SVB to improve liquidity and working capital for the Company. The Company may borrow, repay and reborrow under the line of credit facility at any time. The amount that the Company is able to borrow under the revolving credit agreement will vary based on the eligible accounts receivable, as defined in the agreement. The borrowing base on the revolving credit agreement is $5 million plus 80% of eligible accounts receivable. The line of credit facility bears interest at the bank’s prime rate (4.0% at November 30, 2008). This line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the credit arrangement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable. As of December 28, 2007, the revolving credit arrangement was amended to reduce the Company’s tangible net worth requirement from $57 million to $50 million.

11 of 44

On August 12, 2008, the Company further amended its Loan Agreement with SVB, which was to expire on August 13, 2008, to extend the term of all indebtedness to August 12, 2009. The amendment also reduced the required Quick Ratio Covenant to 0.80:1.00 (from 1:1) and the required minimum Tangible Net Worth Covenant to $44 million for the fiscal quarters ending September 30, 2008 and December 31, 2008 and to $40 million for the fiscal quarters ending March 31, 2009 and June 30, 2009 (from $50 million for all such periods).

As of March 31, 2008, the Company was in default of its Tangible Net Worth Covenant due to the Company’s tangible net worth being less than $50 million. In addition, the Company expects to be in default of this same covenant for the June 30, 2008, September 30, 2008 and December 31, 2008 periods. There were no amounts outstanding under this revolving credit agreement as of March 31, 2008 but $4.0 million was outstanding as of November 30, 2008. The Company obtained a waiver from SVB for the June 30, 2008 violation and is in the process of obtaining a waiver from SVB for the other violations, although no assurance can be given that the Company will be successful in obtaining such waivers.

On December 12, 2008, the Company and SVB further amended the Loan Agreement to extend from November 30, 2008 to December 31, 2008, the period within which the Company is required to establish and maintain its primary domestic banking relationship with SVB and its affiliates, and waived the Company’s default under the Loan Agreement with respect to non-compliance of maintaining banking relationships with SVB as of November 30, 2008. Under the terms of the amendment, SVB consented to the Company’s sale of its entire interest in Sunrise Telecom S.r.l. to LTE Innovations OY. The Company agreed to use $2.0 million of the proceeds of the sale to prepay its obligations under the Loan Agreement. The amendment does not contain any consent by SVB or waiver of SVB’s rights and remedies with respect to its default under the Loan Agreement, pursuant to which the Company is required to maintain tangible net worth of $44 million for the quarters ended September 30, 2008 and December 31, 2008. As a result, SVB may at any time declare immediately due and payable all of the Company’s obligations under the Loan Agreement (approximately $2.0 million after the prepayment referenced above), cease extending credit or resort to other rights and remedies under the Loan Agreement. SVB is currently not allowing the Company to borrow any additional amounts under the Loan Agreement.

(9)	Restructuring

During the first quarter and subsequent periods of 2008, the Company initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change its operations to more closely align them with its key strategic focus. The total restructuring charges are estimated to be approximately $2.5 million when completed and include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment. The Company expects to complete its restructuring activities by the end of the fourth quarter of 2008. During the three months ended March 31, 2008, the Company recognized $0.5 million of expense for workforce reduction and $0.4 million of other exit costs associated with restructuring activities in 2008. These expenses are presented as “Restructuring charges” in the Company’s Condensed Consolidated Statements of Operations.

The following table summarizes the activity in the accrued restructuring balance, included in other accrued liabilities in the accompanying condensed consolidated balance sheet, for the three months ended March 31, 2008 (in thousands):

	Balance as of December 31, 2007	Restructuring Charges	Cash Payments	Non-cash Charges	Balance as of March 31, 2008
Workforce reduction	$—	$569	$(328)	$—	$241
Other exit costs	—	374	—	(193)	181

	$—	$943	$(328)	$(193)	$422

(10)	Share-Based Compensation

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

12 of 44

Share-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 under SFAS 123R was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of sales	$2	$6
Research and development	13	31
Selling and marketing	19	41
General and administrative	12	19

Total	$46	$97

The Company has historically issued new shares upon the exercise of stock options or employee stock purchase plan purchases.

Stock Options

In April 2000, the Company’s Board of Directors approved the adoption of the 2000 Stock Plan (the “Stock Plan”). The Stock Plan became effective upon the Company’s initial public offering in July 2000. The total number of shares reserved for issuance under the Stock Plan equaled 7,750,000 shares of common stock, plus 5,250,000 shares of common stock that remained reserved for issuance under the 1993 stock option plan as of the date the Stock Plan became effective, for a total of 13,000,000 shares. All outstanding options under the 1993 stock option plan are administered under the 2000 Stock Plan but will continue to be governed by their existing terms. As of March 31, 2008, the Company had granted options to purchase 9,846,346 shares of its common stock to its employees, directors, and consultants and 4,699,632 options were canceled and returned to the Stock Plan, leaving 7,853,286 shares available for future grants.

Options may be granted as incentive stock options or nonstatutory stock options at the fair market value of such shares on the date of grant as determined by the Board of Directors. Options granted subsequent to 1996 vest over a four-year period, and expire 10 years from the date of grant, or sooner, upon termination of employment or if the stock plan is terminated by the Board of Directors.

The options granted under the 1993 stock option plan include a provision whereby the option holder may elect at any time to exercise the option prior to its vesting. Unvested shares so purchased are subject to a repurchase right by the Company at the original purchase price. Such right lapses at a rate equivalent to the vesting period of the original option. As of March 31, 2008, there were no shares issued and subject to repurchase.

The Company has not granted stock options or other share-based awards since August 2005 and option holders have not been permitted to exercise options since December 2005 due to the Company not being current in its SEC filings. Thus, there were no stock options exercised during the three months ended March 31, 2008 and 2007. As of November 30, 2008, management has committed to present to the Compensation Committee of the Board of Directors proposed new-hire grants totaling 370,500 shares at an exercise price to be determined at the date of grant upon the Company becoming current in its filings with the SEC.

Unrecognized compensation expense as of March 31, 2008 was $0.1 million and will be recognized ratably over the expected remaining term of approximately 0.8 years.

(11)	Income Taxes

As of March 31, 2008, income tax liabilities associated with uncertain tax positions were $1,556,000, which would affect the tax rate upon realization. The Company has unrecognized tax benefits related to its deferred tax assets that have not yet been recognized due to the full valuation allowance recorded for these assets as of March 31, 2008. During the three months ended March 31, 2008, the Company increased the income tax liabilities for the unrecognized tax benefits, not including interest and penalties, from $3,885,000 at December 31, 2007 to approximately $3,999,000. The Company records interest related to unrecognized tax benefits in income tax expense and income taxes payable. At December 31, 2007, the Company had approximately $165,000 accrued for estimated interest. No estimated penalties have been accrued. The Company accrued an additional $20,000 of interest in the three months ended March 31, 2008. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

The Company determines the need for a valuation allowance on deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that the Company weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of

13 of 44

existing assets and liabilities and their respective tax basis and for the future tax consequences attributable to operating losses and tax credit carryforwards. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which the related temporary differences become deductible. The Company evaluated all significant available positive and negative evidence, including the existence of cumulative net losses in recent periods, benefits that could be realized from available tax strategies, and forecasts of future taxable income, in determining the need for a valuation allowance on its deferred tax assets. Cumulative net losses in recent periods represented sufficient negative evidence that was difficult for positive evidence to overcome the evaluation guidance of SFAS 109. Accordingly, the Company intends to maintain a valuation allowance against all of the Company’s net deferred tax assets in the United States and certain of the foreign jurisdictions until sufficient positive evidence, such as the resumption of a consistent earnings pattern, exists to support its reversal in accordance with SFAS 109. The Company has recorded deferred tax assets in certain foreign locations based on a history of profitability in those foreign locations.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company’s major tax jurisdictions are the U.S., California, Canada, Italy, and Taiwan. The Company’s fiscal years 2003 through 2008 remain subject to examination by the IRS for U.S. federal tax purposes, 2002 through 2008 remain subject to examination by the California Franchise Tax Board, 2002 through 2008 remain subject to examination for Canada tax purposes, 2002 through 2008 remain subject to examination for Italy tax purposes, and 2005 through 2008 remain subject to examination for Taiwan tax purposes.

(12)	Enterprise Wide Information

Net sales information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
United States	$6,603	$8,468
Canada	922	165
Asia/Pacific	4,738	4,155
Europe/Africa/Middle East	6,832	6,631
Latin America	872	721

	$19,967	$20,140

Long-lived assets, which consist of property and equipment, were located in the following geographic regions (in thousands):

	March 31, 2008	December 31, 2007
United States	$22,287	$21,979
Canada	930	1,163
Taiwan and other Asia/Pacific	2,807	2,735
Europe/Africa/Middle East	1,361	1,334

	$27,385	$27,211

Net sales information by product category is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Wireline access	$8,057	$5,865
Cable broadband	5,277	6,086
Fiber optics	5,323	6,906
Signaling	1,310	1,283

	$19,967	$20,140

No single customer accounted for 10% or more of the Company’s net sales during the three months ended March 31, 2008. Verizon Communications, Inc. accounted for 16% of the Company’s net sales during the three months ended March 31, 2007.

(13)	401(k) Plan

In 1996, the Company adopted a 401(k) Plan (the “Plan”). Participation in the Plan is available to all full-time employees. Each participant may elect to contribute up to 15% of his or her annual salary, but not to exceed the statutory limit as prescribed by the

14 of 44

Internal Revenue Code. The Company may make discretionary contributions to the Plan, which vest over a six-year period beginning on the employee’s date of hire. The Plan does not provide participants with an election to use their contributions to purchase the Company’s stock. The Company made contributions of $0.1 million to the Plan during both of the three months ended March 31, 2008 and 2007.

(14)	Legal Proceedings and Contingencies

Cash Payments for Expired Employee Stock Options

Certain current and former employees have expired unexercised stock options that, but for the Company’s inability to issue stock, may have realized gains from the exercise of those options. During the second quarter of 2008, the Company’s Board of Directors approved a plan to offer cash compensation to those affected current and former employees provided that they execute and return a limited release of potential claims. The proposed compensation being offered represents the difference between (i) the average closing price of the Company’s common stock during the applicable period (further defined below) and (ii) the exercise price of the option (assuming the option was “in-the-money”), multiplied by the number of shares that were vested under the option at the beginning of the applicable period. If an option expired 30 days after termination of employment, the applicable period is the 30 days following termination of employment. If an option expired 90 days after termination of employment, the applicable period is the 90 days following termination of employment. If an option expired during employment because of its ten-year term, the applicable period is the 30 days prior to the expiration of the option. In December 2008, the Company made payments aggregating approximately $0.2 million to settle such option liability, which was expensed in the second quarter of 2008.

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

In February 2008, the parties attempted to resolve the litigation through mediation, but were unsuccessful. In May 2008, the court granted the Company’s motion to dismiss the plaintiff’s claims for a third time based on the insufficiency of the complaint, but left the plaintiff with the ability to further amend the complaint. In June 2008, Stovall filed a third amended complaint alleging similar legal claims arising primarily out of the historic stock option grant practices of the Company, including prior to the Company’s initial public offering. In August 2008, the court denied the Company’s motion to dismiss the plaintiff’s claims against it and the individual defendants, but did not rule on the individual defendants’ motion to dismiss the plaintiff’s claims. In October 2008, the court denied the individual defendants’ motion to dismiss the plaintiff’s claims and allowed plaintiff’s claims to proceed.

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of March 31, 2008, as a loss is not considered probable or estimable.

15 of 44

Settlement with Wind River, Inc.

In June 2008, one of the Company’s suppliers, Wind River, Inc. (“Wind River”) asserted that the Company may have under reported and under paid royalties after conducting a license compliance review. The Company reviewed the relevant license agreements and disputed Wind River’s claims.

On October 30, 2008, the Company and Wind River entered into a Settlement Agreement and Target Application License Agreement. Through these agreements, the Company and Wind River resolved the dispute regarding the amount of royalties the Company owed Wind River for the Company’s prior use and distribution of applicable products. Under the terms of the Settlement Agreement, the Company agreed to pay approximately $0.4 million as full payment for licenses distributed by the Company to end user customers during the period from January 1, 1998 through March 31, 2008. The Company expensed this amount in cost of sales in the three months ended March 31, 2008. Under the terms of the Settlement Agreement, upon the Company’s payment of an additional $0.3 million, Wind River granted the Company the perpetual right to reproduce and distribute an unlimited number of copies of specified products for use in specified products of the Company to end user customers in the future. The Company will capitalize and amortize this amount as product is sold to end users.

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

On November 19, 2008, the Company and LTE Innovations OY (“LTE”) entered into a Participation Purchase Agreement (“Purchase Agreement”) pursuant to which the Company agreed to sell its wholly-owned Italian subsidiary, Sunrise Telecom S.r.l., (“Protocol Products Group or PPG”) to LTE for approximately 8.0 million Euros, or approximately $10.7 million in cash, of which approximately $2.1 million will be held in escrow for up to fifteen months to secure indemnities under the Purchase Agreement. The Company agreed to use $2.0 million of the proceeds from the sale to repay its borrowings outstanding under the Loan Agreement with SVB. The closing of the transaction occurred on December 12, 2008. The results of PPG will be shown as discontinued operations starting in the Company’s third quarter of 2008 when the PPG business became held for sale. The Company expects to recognize a gain on the sale in the third quarter of 2008. PPG represented approximately 6% of net sales of the Company for the three months ended March 31, 2008.

As a result of a substantial decline in the Company’s stock price during the third quarter ended September 30, 2008, the Company concluded that this was a triggering event to evaluate whether its goodwill was impaired. The Company anticipates that it will record impairment charges for goodwill, intangible assets and other long-lived assets during the third quarter ended September 30, 2008.

16 of 44

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

For the three months ended March 31, 2008, our net loss was $7.0 million compared to a net loss of $4.9 million for the three months ended March 31, 2007.

Our net sales for the three months ended March 31, 2008 remained flat from net sales for the same period during 2007. Our backlog at March 31, 2008 increased to $9.9 million, a $1.7 million increase from the backlog of $8.2 million at December 31, 2007. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in the amount of orders and backlog for our products from quarter to quarter.

Sources of Net Sales

We generate our cash flows primarily from selling telecommunications and broadband cable network testing equipment, and our future cash flows are largely dependent on our continuing ability to sell our products and collect cash for the sales to our customers. Our sales largely depend upon our ability to provide products that test most types of telecommunications network technologies, including those related to twisted-pair copper, cable broadband, and fiber optics networks. Within these technologies, we provide products that test the entire length of the network, from the point of installation in a building or residence through system back-offices and trunk lines, including the signaling processes that set up and tear down phone calls and transmit packets. We consider investment in research and development and selling and marketing activities to be critical to our ability to generate strong sales volume in the future. To that end, we continually offer new products, and update existing products, to meet our customers’ changing needs.

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

17 of 44

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of customers. No single customer accounted for 10% or more of our net sales during the three months ended March 31, 2008. Verizon Communications, Inc. accounted for 16% of our net sales during the three months ended March 31, 2007. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers. These large customers have substantial negotiating leverage and the ability to obtain concessions that may negatively affect our business and products. We have occasionally offered terms and conditions, such as extended payment terms, that can impact our revenue recognition, margins and/or cash flows.

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

We have significant sales denominated in Euros, and to a lesser degree, amounts in the Canadian dollar, Japanese yen, Korean won and other currencies, and have in prior years used derivative financial instruments to hedge our foreign exchange risks. We record the impact of changes in the current value of such forward contracts as other income or expense. We currently do not use forward contracts to hedge our foreign exchange risks. Foreign exchange exposure from sales made in foreign currencies is becoming more material to our results of operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect continued sales denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See Part II, Item 1A, “Risk Factors—Risks of International Operations.”

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

18 of 44

We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon the square footage of facilities used or the headcount in each of these areas. These allocated charges include facility rent, utilities, communications charges, and depreciation expenses for our building, equipment, and office furniture.

During the first quarter subsequent periods of 2008, we initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus. The total restructuring charges are estimated to be approximately $2.5 million when completed and include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Net Sales by Product Category

Our net sales by product category for the three months ended March 31, 2008 and 2007 are summarized as follows (in thousands, except percentages):

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
	2008	2007
Wireline access	$8,057	$5,865	$2,192	37%
Cable broadband	5,277	6,086	(809)	(13)%
Fiber optics	5,323	6,906	(1,583)	(23)%
Signaling	1,310	1,283	27	2%

	$19,967	$20,140	$(173)	(1)%

Net sales declined 1% for the three months ended March 31, 2008 from the same period in 2007. The sales increase in our wireline access products is primarily due to strong demand for routine/maintenance DSL testing equipment across several international markets, as well as demand for our newly-introduced SunSet MTT (R) DSL access product in certain international markets. The decrease in fiber optics products was primarily due to lower sales of Ethernet products that were negatively impacted by customer budgetary cycles. The decrease in cable broadband products was primarily due to lower sales of our CM750 product resulting from fluctuations in the deployment schedules from our largest Tier-1 Fiber-to-the-home customer. During the three months ended March 31, 2008 and 2007, our sales were not significantly affected by changes in prices.

Net Sales by Geography

Our net sales by geographic areas for the three months ended March 31, 2008 and 2007 are summarized as follows (in thousands, except percentages):

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
	2008	2007
United States	$6,603	$8,468	$(1,865)	(22)%
Canada	922	165	757	459%
Asia/Pacific	4,738	4,155	583	14%
Europe/Africa/Middle East	6,832	6,631	201	3%
Latin America	872	721	151	21%

	$19,967	$20,140	$(173)	(1)%

The decrease in U.S. sales for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily the result of lower sales of traditional DSL broadband products and decreased sales of newer fiber-to-the-home equipment, attributable to lower customer deployment cycles, and increased competition on certain products. The increased sales in Canada were primarily attributable to DSL and ethernet test equipment sales to Canadian telephone companies. International sales strengthened in the three months ended March 31, 2008 as compared to the same period in 2007 primarily due to continued DSL penetration into European carriers and continued penetration of legacy SDH products into developing markets. International net sales, including sales to Canada, increased to $13.4 million, or 67% of net sales, for the three months ended March 31, 2008, from $11.7 million, or 58% of net sales, for the same period in 2007.

19 of 44

Cost of Sales

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007
Cost of Sales	$11,151	$6,698	$4,453	66%
Percentage of net sales	56%	33%

Cost of sales increased $4.5 million to $11.2 million for the three months ended March 31, 2008 as compared to $6.7 million for the same period in 2007. Gross margins were 44% and 67% of net sales for the three months ended March 31, 2008 and 2007, respectively. The decrease in total product gross margin percentage during the three months ended March 31, 2008 compared with the same period in 2007 was primarily the result of a product warranty charge of $2.5 million relating to the CM750 product sold to a major customer in prior years, a charge of $0.8 million for excess and obsolete inventory, higher material costs of $0.6 million due to changes in the mix of products sold and a royalty settlement of $0.4 million with Wind River, Inc. The warranty and royalty matters were not known until the fourth quarter of 2008, but in accordance with SFAS No. 5, Accounting for Contingencies, we recorded these charges in the three months ended March 31, 2008, as the information related to these issues were available before the issuance of such financial statements.

Gross margins are expected to be under continued pressure through 2008 as product mix, lack of new product introductions and the regulatory impact on components adversely impact margins. Margins are expected to return to historic levels of approximately 60-65% in 2009, although the worldwide recession threatens demand and competition may harm our margins.

Research and Development

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007
Research and development	$5,274	$6,281	$(1,007)	(16)%
Percentage of net sales	26%	31%

Research and development (“R&D”) expenses decreased during the three months ended March 31, 2008 compared to the same period in 2007 primarily due to lower headcount-related expenses of $0.5 million and decreased prototype expenses of $0.4 million. R&D expenses tend to fluctuate from period to period, depending on the requirements at the various states of our product development cycles. R&D expenses are expected to decline slightly in future periods as a result of our efforts to consolidate product development activity and more narrowly focus our business.

Selling and Marketing

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007
Selling and marketing	$6,331	$7,174	$(843)	(12)%
Percentage of net sales	32%	36%

Selling and marketing expenses decreased during the three months ended March 31, 2008 compared to the same period in 2007 primarily due to decreased commission expense of $0.5 million and lower headcount-related expenses of $0.1 million. We expect our selling and marketing expenses to decrease in 2009 as we reduce our direct sales force.

General and Administrative

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007
General and administrative	$4,895	$5,099	$(204)	(4)%
Percentage of net sales	25%	25%

General and administrative (“G&A”) expenses decreased during the three months ended March 31, 2008 compared to the same period in 2007 primarily due lower legal expenses of $0.7 million, a result of decreased litigation related expenses, partially offset by higher accounting, audit and tax expenses of $0.5 million relating to getting current with regulatory filings with the SEC. We expect our G&A expenses to decrease in 2009 as a result of our restructuring actions taken in 2008 and as our legal expenses continue to decline.

20 of 44

Restructuring Charges

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007
Restructuring charges	$943	$—	$943	—
Percentage of net sales	5%	—

During the first quarter and subsequent periods of 2008, we initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus. The total restructuring charges are estimated to be approximately $2.5 million when completed and include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment. During the three months ended March 31, 2008, we recognized $0.5 million of expense for workforce reduction and $0.4 million of other exit costs associated with restructuring activities in 2008.

Other Income, Net

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007
Other income, net	$1,764	$510	$1,254	246%
Percentage of net sales	9%	3%

Other income, net primarily consists of interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net increased for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to the impact of currency fluctuations of $1.5 million as the U.S. dollar weakened against the currencies in which we transact business.

Income Tax Expense

Income tax expense consisted primarily of state and foreign income taxes. We recorded income tax expense of $0.1 million and $0.3 million for the three months ended March 31, 2008 and 2007.

Liquidity and Capital Resources

Cash Requirements and Capital Resources

At March 31, 2008 and December 31, 2007, we had working capital of $24.4 million and $32.0 million, respectively, and cash and cash equivalents of $13.6 million and $16.0 million, respectively.

On August 13, 2007, we entered into a $10 million secured revolving credit arrangement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) to improve our liquidity and working capital. We may borrow, repay and reborrow under the line of credit facility at any time. The amount that we are able to borrow under the Loan Agreement will vary based on the eligible accounts receivable, as defined in the Loan Agreement. The borrowing base on the revolving credit agreement is $5 million plus 80% of eligible accounts receivable. The line of credit facility bears interest at the bank’s prime rate (4.0% at November 30, 2008). This line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the Loan Agreement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the Loan Agreement are due and payable. As of December 28, 2007, the Loan Agreement was amended to reduce our tangible net worth requirement from $57 million to $50 million.

On August 12, 2008, we amended our Loan Agreement with SVB, which was to expire on August 13, 2008, to extend the term of all indebtedness to August 12, 2009. The amendment also reduced the required Quick Ratio Covenant to 0.80:1.00 (from 1:1) and the required minimum Tangible Net Worth Covenant to $44 million for the fiscal quarters ending September 30, 2008 and December 31, 2008 and to $40 million for the fiscal quarters ending March 31, 2009 and June 30, 2009 (from $50 million for all such periods).

As of March 31, 2008, we were in default of our Tangible Net Worth Covenant due to our tangible net worth being less than $50 million. In addition, we expect to be in default of this same covenant for the June 30, 2008, September 30, 2008 and December 31, 2008 periods. There were no amounts outstanding under this revolving credit agreement as of March 31, 2008 but $4.0 million was outstanding as of November 30, 2008. We obtained a waiver from SVB for the June 30, 2008 violation and are in the process of obtaining a waiver from SVB for the other violations, although no assurance can be given that we will be successful in obtaining such waivers.

21 of 44

On December 12, 2008, we further amended the Loan Agreement with SVB to extend from November 30, 2008 to December 31, 2008, the period within which we are required to establish and maintain our primary domestic banking relationship with SVB and its affiliates, and SVB waived our default with respect to non-compliance of maintaining banking relationships with SVB as of November 30, 2008. Under the terms of the amendment, SVB consented to the sale of our entire interest in our wholly-owned Italian subsidiary Sunrise Telecom S.r.l. (“Protocol Products Group or PPG”) to LTE Innovations OY (“LTE”). We agreed to use $2.0 million of the proceeds of the sale to prepay our obligations under the Loan Agreement. The amendment does not contain any consent by SVB or waiver of SVB’s rights and remedies with respect to our default under the Loan Agreement, pursuant to which we are required to maintain tangible net worth of $44 million for the quarters ended September 30, 2008 and December 31, 2008. As a result, SVB may at any time declare immediately due and payable all of our obligations under the Loan Agreement (approximately $2.0 million after the prepayment referenced above), cease extending credit or resort to other rights and remedies under the Loan Agreement. SVB is currently not allowing us to borrow any additional amounts under the Loan Agreement.

During 2008, we initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus. The total restructuring charges are estimated to be approximately $2.5 million and include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment.

On November 19, 2008, the Company and LTE entered into a Participation Purchase Agreement (“Purchase Agreement”) pursuant to which we agreed to sell our Italy-based Protocol Products Group to LTE for approximately 8.0 million Euros, or approximately $10.7 million in cash, of which approximately $2.1 million will be held in escrow for up to fifteen months to secure indemnities under the Purchase Agreement. We agreed to use $2.0 million of the proceeds from the sale to repay our borrowings outstanding under the Loan Agreement with SVB. The closing of the transaction occurred on December 12, 2008. The results of PPG will be shown as discontinued operations starting in our third quarter of 2008 when the PPG business became held for sale. We expect to recognize a gain on the sale in the third quarter of 2008. PPG represented approximately 6% of our net sales for the three months ended March 31, 2008.

We believe that our current cash balances, the cash generated from the sale of our Protocol Products Group in December 2008, and expected future cash flows from operations, will be sufficient to meet our anticipated cash needs for our operations, complete needed business projects, achieve our plans and objectives, meet financial commitments, meet working capital requirements, make capital expenditures, and fund other activities beyond the next twelve months from the filing date of this Form 10-Q.

Sources and Uses of Cash

In general, we have financed our operations and capital expenditures primarily using cash flows generated by our operating activities.

Cash used in operating activities of $0.6 million during the three months ended March 31, 2008, compared to $1.7 million of net cash provided by operating activities during the three months ended March 31, 2007, was primarily attributable to our net loss of $7.0 million, offset by non-cash items including depreciation and amortization of $1.1 million and restructuring charges of $0.2 million, and further offset by decreases in working capital of $5.0 million.

Cash used in investing activities was $1.4 million during the three months ended March 31, 2008 compared with $1.2 million during the same period in 2007. During the three months ended March 31, 2008, capital expenditures were $1.4 million. As of March 31, 2008, we had no plans for nonrecurring capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash used in financing activities was $0.1 million during the three months ended March 31, 2008 and 2007, for the repayment of notes payable on the loan from the Italian government.

Debt Instruments, Guarantees, and Related Covenants

Our outstanding debt at March 31, 2008 consisted primarily of a $0.5 million loan from the Italian government for research and development use that is payable in semi-annual payments that started in the second half of 2003 and ends in 2011. On December 12, 2008, we completed the sale of Sunrise Telecom S.R.L. to LTE Innovations OY and as a result, the loan from the Italian government was assumed by the buyer. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook, or an inability to achieve such changes, which would have any significant impact on our operations.

22 of 44

On August 13, 2007, we entered into a $10 million revolving credit arrangement and line of credit facility with Silicon Valley Bank. It is collateralized by substantially all of our assets. As of March 31, 2008, there were no amounts outstanding under this revolving credit agreement, but $4.0 million was outstanding under the line of credit as of November 30, 2008.

On December 12, 2008, we amended the Loan Agreement with SVB to extend from November 30, 2008 to December 31, 2008, the period within which we are required to establish and maintain our primary domestic banking relationship with SVB and its affiliates, and SVB waived our default with respect to non-compliance of maintaining banking relationships with SVB as of November 30, 2008. Under the terms of the amendment, SVB consented to the sale of our entire interest in Sunrise Telecom S.r.l. to LTE Innovations OY. We agreed to use $2.0 million of the proceeds of the sale to prepay our obligations under the Loan Agreement. The amendment does not contain any consent by SVB or waiver of SVB’s rights and remedies with respect to our default under the Loan Agreement, pursuant to which we are required to maintain tangible net worth of $44 million for the quarters ended September 30, 2008 and December 31, 2008. As a result, SVB may at any time declare immediately due and payable all of our obligations under the Loan Agreement (approximately $2.0 million after the prepayment referenced above), cease extending credit or resort to other rights and remedies under the Loan Agreement. SVB is currently not allowing us to borrow any additional amounts under the Loan Agreement.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Contractual Obligations

During the three months ended March 31, 2008, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, liability for uncertain tax positions or any other long-term liabilities reflected on our condensed consolidated balance sheet.

As of March 31, 2008, the liability for unrecognized tax benefits was $1.7 million, including accrued interest. No cash payment is expected to be paid within one year.

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

Our management has reviewed our critical accounting policies and the related disclosures with our Audit Committee. These policies and our procedures related to these policies are described further in our Annual Report on Form 10-K for the year ended December 31, 2007 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies.”

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Effective January 1, 2008, we adopted the provisions of SFAS 159 but did not choose the fair value option and therefore, there was no impact on its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will be required to adopt SFAS 141R in its fiscal year 2009 commencing January 1, 2009.

23 of 44

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We sell our products in North America, the Asia/Pacific region, Latin America, Africa, the Middle East, and Europe and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a portion of our sales denominated in Euros, the Canadian Dollar, Japanese Yen, Korean Won, and other currencies, which are also affected by changes in currency exchange rates. To hedge these risks, we have, at certain times, used derivative financial instruments. During the three months ended March 31, 2008, we had no material derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates.

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

24 of 44

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and determined that, as a result of the material weaknesses in internal control over financial reporting described below, as of March 31, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The Public Company Accounting Oversight Board’s Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting That Is Integrated with An Audit of Financial Statements (“AS 5”), defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Controls at division level

During the course of our external audits for fiscal 2005, 2006 and 2007, our external auditors identified several adjustments associated with our Broadband operating division. In addition, revenue classification errors associated with this division caused a material error in the financial results for the first quarter of 2007 provided in our first quarter 2007 earnings release. We believe these errors were the result of various control weaknesses, including inadequate controls over staffing requirements and policies regarding timely replacement of financial personnel. We consider these control deficiencies to be significant and in aggregate led to a material weakness in our internal control over financial reporting as of March 31, 2008.

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

Subsequent to March 31, 2008, we instituted additional internal control policies and procedures intended to ultimately remediate the material weakness. Specifically, management is in the process of consolidating financial and administrative functions of the Broadband division with corporate level controls at our corporate headquarters to provide improved oversight of financial reporting.

CHANGES IN INTERNAL CONTROL

There were no other changes in internal control over financial reporting during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the first quarter of 2008, we merged our broadband and telecom groups, resulting in the elimination of our Broadband controller and a change in many of our business processes. In the third quarter of 2008, our telecom product group controller responsible for the financial processes of the group and our corporate director of tax both resigned. Also, in the fourth quarter of 2008, our corporate controller resigned. In a similar fashion, several of our key operational employees at our headquarters location have been replaced during 2008. These employees are responsible for managing our inventories, and driving our worldwide supply chain. In our opinion, although we have put capable, qualified people in place to continue to perform all these business and reporting processes, these new employees are less familiar with the details of our business and processes, as well as the details of its recent history. These new employees are responsible for or support the creation of this Form 10-Q report and subsequent filings in 2008. We believe that we have a higher risk at this time of having unknown financial reporting problems as a result of the turnover experienced in our finance and operations functions.

25 of 44

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

26 of 44

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

In February 2008, the parties attempted to resolve the litigation through mediation, but were unsuccessful. In May 2008, the court granted the Company’s motion to dismiss the plaintiff’s claims for a third time based on the insufficiency of the complaint, but left the plaintiff with the ability to further amend the complaint. In June 2008, Stovall filed a third amended complaint alleging similar legal claims arising primarily out of the historic stock option grant practices of the Company, including prior to the Company’s initial public offering. In August 2008, the court denied the Company’s motion to dismiss the plaintiff’s claims against it and the individual defendants, but did not rule on the individual defendants’ motion to dismiss the plaintiff’s claims. In October 2008, the court denied the individual defendants’ motion to dismiss the plaintiff’s claim and allowed the plaintiff to proceed.

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of March 31, 2008 as a loss is not considered probable or estimable.

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

27 of 44

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

Our continued losses reduced our cash and cash equivalents in 2007 and 2008. As of November 30, 2008, we had approximately $6.9 million in cash and cash equivalents and $4.0 million outstanding under our bank lending facility. In order to meet our liquidity needs, we may be required to sell assets, or to borrow on potentially unfavorable terms, to finance our capital expenditures and working capital needs for our business. We may be unable to sell assets, or unable to borrow, to meet these needs. As a result, we may become unable to pay our ordinary expenses, including our debt service, on a timely basis. Our current lack of liquidity could harm us by:

•	increasing our vulnerability to adverse economic conditions in our industry or the economy in general;

•	requiring substantial amounts of cash to be used for debt service, rather than other purposes, including operations;

•	limiting our ability to plan for, or react to, changes in our business and industry; and

•	influencing investor and customer perceptions about our financial stability and limiting our ability to obtain financing or acquire customers.

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

On December 12, 2008, we amended the Loan Agreement with SVB to extend from November 30, 2008 to December 31, 2008, the period within which we are required to establish and maintain our primary domestic banking relationship with SVB and its affiliates, and SVB waived our default under the Loan Agreement with respect to non-compliance of maintaining banking relationships with SVB as of November 30, 2008. Under the terms of the amendment, SVB consented to the sale of our entire interest in Sunrise Telecom S.r.l. to LTE Innovations OY. We agreed to use $2.0 million of the proceeds of the sale to prepay our obligations under the Loan Agreement. The amendment does not contain any consent by SVB or waiver of SVB’s rights and remedies with respect to our default under the Loan Agreement, pursuant to which we are required to maintain tangible net worth of $44 million for the quarters ended September 30, 2008 and December 31, 2008. As a result, SVB may at any time declare immediately due and payable all of our obligations under the Loan Agreement (approximately $2.0 million after the prepayment referenced above), cease extending credit or resort to other rights and remedies under the Loan Agreement. SVB is currently not allowing us to borrow any additional amounts under the Loan Agreement.

Goodwill Valuation—Our financial results could be materially and adversely affected if we determine that the book value of our goodwill is higher than the fair value.

Our balance sheet at March 31, 2008 included an amount designated as “Goodwill” of $13.0 million. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to,

28 of 44

significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. For example, our stock price has declined in 2008 and our market capitalization has been consistently below our net asset value during the third and fourth quarters of 2008. We expect that this decline in our market capitalization will lead to an impairment of our Goodwill in our third quarter of 2008. Additionally, we periodically evaluate the recoverability and the amortization period of our acquired technology rights. Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results.

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

Management concluded that there remained a material weakness in our internal control over financial reporting as of March 31, 2008 and as a result, we did not maintain effective internal control over financial reporting as of March 31, 2008. We identified a material weakness in our internal control over financial reporting associated with deficiencies in our staffing requirements and policy regarding the timely filling of key financial positions at one of our operating divisions which impacted the preparation of our consolidated financial statements.

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

As a public company, we are subject to many financial accounting, disclosure and governance requirements, with relatively high associated compliance costs. For example, we must have our annual financial statements audited and our quarterly statements

29 of 44

reviewed by an independent registered public accounting firm, and we must prepare, review and file annual, quarterly and current reports with the SEC. Costs of these and other compliance activities are particularly significant to us because of our small size and our financial position. We have reviewed proposals to make the Company more successful with its current capital structure and with alternative ones. The process of evaluating different alternatives and proposals is time consuming, expensive, and distracts management attention from the operations of the Company. Moreover, so long as we are not current in our SEC filings, our opportunities are more limited. If we are not able to file all of our delinquent reports, our financial condition and stockholder confidence in our company may be harmed. Even if we do file all our delinquent reports, we may not be able to comply with all the requirements of being a public company on a regular basis in the future, or we may be unable to reduce the costs of compliance or increase our revenue or profitability sufficiently to cover those costs.

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

Our common stock was delisted from the NASDAQ Stock Market in December 2005 as a result of various events that caused us not to be in compliance with our public reporting obligations, and subsequently began trading on the Pink Sheets under the symbol “SRTI.PK.” In addition, as a result of our delay in filing periodic reports on a timely basis, we will not be eligible to use a registration statement on Form S-3 to register offers and sales of our securities until all periodic reports have been timely filed for at least twelve months after we have filed all required reports.

To date, we are not yet current in the filing of our periodic reports with the SEC, and our efforts to become current require substantial management time and attention as well as additional accounting and legal expense. In addition, if we are unable to become current in our filings with the SEC, we may face several adverse consequences. If we are unable to remain current in our filings with the SEC, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and will not be able to make offerings pursuant to existing registration statements pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” These restrictions could adversely affect our business, financial condition and results of operations.

Personnel Retention—Because we are not listed on a national exchange, have steadily lost money in recent years, and have begun to borrow money, we could have problems hiring and retaining our personnel.

We may face challenges in hiring and retaining qualified personnel due to the restatement, the related internal investigations and our delisting from NASDAQ. We depend on our employees and on our ability to attract and retain highly qualified personnel. Given the lengthy restatement process, the related internal investigations and the delisting of our common stock from NASDAQ, it has become, and may continue to be, more difficult to retain key personnel, including members of our finance team. Our inability to hire qualified personnel and retain existing key personnel has disrupted, and may continue to disrupt, our ability to effectively manage our business and to complete our outstanding periodic reports. In addition, the loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect our ability to sell, our products.

30 of 44

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

On May 1, 2008, we announced our plans to restructure our operations to more closely align them with our key strategic focus and more effectively target the residential triple play market, enhanced business services and the converging core network. We announced that we would combine our broadband and wireline and fiber optics operations. As a result of combining our business units and operations, we are likely to reduce or eliminate investment in some or all of them, reduce or eliminate product lines, reduce or eliminate our sales presence in certain geographies, reduce our market share and likely reduce our revenues. As a part of a reduction in workforce associated with our restructuring and streamlining efforts, we released from service our Chief Operating Officer, Gerhard Beenen, effective June 30, 2008.

On November 17 and 24, 2008, we announced additional plans to restructure our operations by divesting of our optical and protocol products groups and taking additional cost cutting actions during the fourth quarter of 2008 to reduce operating expenses by approximately 25% once the restructuring is fully implemented.

We may be unable to reduce expenditures quickly enough, and sustain them at a level necessary to restore profitability, and we may have to undertake further restructuring initiatives that would entail additional charges in the future. Cost-cutting initiatives may impair our future ability to develop and market products effectively, to manage and control our business, and to remain competitive. Moreover, cost reducing measures are time-consuming, can be costly to implement and can lead to a diminished quality of our products. Each of the above measures could have long-term effects on our business by reducing our pool of employee talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if, and when, the demand for our products increases, and limiting our ability to hire and retain key personnel. These circumstances could cause our revenue and earnings to be lower than they otherwise might be.

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

In addition, current and former employees who were unable to exercise in-the-money vested stock options before the options expired may have claims against the Company. As a result, we have offered compensation to those affected current and former employees provided that they execute and return a limited release of potential claims. The proposed compensation being offered represents the difference between (i) the average closing price of the Company’s common stock during the applicable period (further defined below) and (ii) the exercise price of the option (assuming the option was “in-the-money”), multiplied by the number of shares that were vested under the option at the beginning of the applicable period. If an option expired 30 days after termination of employment, the applicable period is the 30 days following termination of employment. If an option expired 90 days after termination of employment, the applicable period is the 90 days following termination of employment. If an option expired during employment because of its ten year term, the applicable period is the 30 days prior to the expiration of the option. We estimate that the aggregate cost of resolving this matter with our option holders is approximately $0.2 million and that the aggregate cost related to any options that expire in the future due to terminations or expiration of the term will not be material.

31 of 44

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

32 of 44

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

Sales of our DSL and other wireline access products accounted for approximately 40% and 29%, respectively, of our net sales for the three months ended March 31, 2008 and 2007. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may, at any time, adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and continue to reduce or eliminate the demand for our DSL products.

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

Moreover, a relatively small number of customers account for a large percentage of our net sales. Net sales from our top five customers accounted for approximately 21% and 38%, respectively, of total net sales in the three months ended March 31, 2008 and 2007. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period.

33 of 44

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

We experienced rapid growth in revenues and in our business during 1999 and 2000 followed by significant slowdowns in 2001 and 2002, which were then followed by sales increases in subsequent years. We experienced rapid growth in revenues between 2005 and 2006, which have been followed by significant declines in sales in 2007 and 2008. These periods of expansion and contraction in our revenues and operations have placed, and may continue to place, a significant strain on our management and operations. As a result of our historical growth and potential future growth or slowdowns, we face several risks, including the following:

•	the need to improve our operational, financial, management, informational and control systems;

34 of 44

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

35 of 44

Risks of International Operations-Our plan to expand sales in international markets could lead to higher operating expenses and may subject us to unpredictable regulatory and political systems.

Sales to customers located outside of the United States accounted for approximately 67% and 58%, respectively, of our net sales in the three months ended March 31, 2008 and 2007. We expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. As a result, we will face various risks relating to our international operations, including the following:

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

In addition, the Asia/Pacific and Latin America regions, both high-growth emerging markets for telecommunications equipment, have experienced instability in many of their economies and significant devaluations in local currencies. Sales from customers located in these regions accounted for approximately 28% and 24%, respectively, of our total net sales in the three months ended March 31, 2008 and 2007. These economic instabilities may continue or worsen, which could have a material adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

Operations in Taiwan-We rely on our subsidiary in Taiwan to manufacture a substantial portion of our products, and our reputation and results of operations could be adversely affected if this subsidiary does not perform as we expect.

We produce a substantial portion of our products at our subsidiary in Taiwan and we may concentrate more of our production there in the future. We depend on our Taiwan subsidiary to produce a sufficient volume of our products in a timely fashion and at satisfactory quality levels. If we fail to manage our subsidiary so that it produces quality products on time and in sufficient quantities, our reputation and results of operations could suffer. In addition, we rely on our Taiwan subsidiary to place orders with suppliers for the components they need to manufacture our products. If our subsidiary in Taiwan fails to place timely and sufficient orders with its suppliers, our results of operations could suffer.

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

Concentration of Control-Our Chief Executive Officer and certain directors retain significant control over us, which may allow them to decide the outcome of matters submitted to stockholders for approval. This influence may not be beneficial to all stockholders.

As of November 30, 2008, Paul A. Marshall, our President and Chief Executive Officer and a member of our Board, and Robert C. Pfeiffer, a member of our Board, beneficially owned approximately 23% and 12%, respectively, of our outstanding shares of common stock. Consequently, these two individuals together control approximately 35% of our outstanding shares of common stock and, to the extent that they act together, may be able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of the stockholders. In addition, Messrs. Marshall and Pfeiffer constitute two of the six members of our Board and have significant influence in directing the actions taken by the Board. Further, to our knowledge, Paul Ker-Chin Chang, our former Chief Executive Officer, President and Chairman of the Board, continues to hold a significant stake in our common stock. To the extent that Mr. Chang acts together with Messrs. Marshall and Pfeiffer, the three individuals together control a significant portion of our outstanding shares of common stock. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of us may also delay or prevent a change in control of us that other stockholders may consider desirable. In addition, conflict among the controlling stockholders may adversely impact their ability to take joint actions in the best interests of us and our other stockholders.

36 of 44

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

Acquisitions-We have in the past acquired multiple companies and lines of business, and we may pursue additional acquisitions in the future. These activities involve numerous risks, including the use of cash, acquired intangible assets, and the diversion of management attention.

We have acquired multiple companies and lines of business in the past. As a result of these acquisitions, we face numerous risks, including the following:

•	integrating the existing management, sales force, technicians and other personnel into one culture and business;

•	integrating manufacturing, administrative and management information and other control systems into our existing systems;

37 of 44

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

38 of 44

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

39 of 44

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Participation Purchase Agreement, dated November 19, 2008, between Sunrise Telecom Incorporated and LTE Innovations OY.	8-K	November 24, 2008	2.1

3.1	Amended and Restated Certificate of Incorporation.	10-K	March 16, 2001	3.1

3.2	Amended and Restated Bylaws.	10-K	November 2, 2007	3.2

4.1	Specimen Stock Certificate.	S-1/A	April 13, 2000	4.1

10.1	Purchase and Sale Agreement and Escrow Instructions dated November 5, 1999 between Sunrise and Enzo Drive, LLC.	S-1	March 9, 2000	10.2

10.2	Form of Indemnification Agreement between Sunrise and each of its Officers and Directors. †	S-1	March 9, 2000	10.6

10.3	2000 Stock Option Plan. †	S-1/A	April 13, 2000	10.7

10.4	2000 Employee Stock Purchase Plan. †	S-1/A	April 13, 2000	10.8

10.5	Form of Nonstatutory Stock Option Agreement. †	S-8	August 8, 2000	99.3

10.6	Form of Incentive Stock Option Agreement. †	S-8	August 8, 2000	99.4

10.7	Amended and Restated Employment Terms signed by the Company and Richard Kent dated February 9, 2005. †	8-K	February 8, 2005	10.01

10.8	Employment Offer Letter Supplement signed by the Company and Richard Kent dated February 4, 2005. †	8-K	February 8, 2005	10.02

10.9	Employment Offer Letter signed by the Company and Richard Kent dated January 27, 2005. †	8-K	February 8, 2005	10.03

10.10	Form of Nonstatutory Stock Option Agreement Addendum between the Company and Richard Kent dated February 8, 2005. †	8-K	February 8, 2005	10.04

10.11	Memorandum dated April 27, 2006 from Paul Marshall, Chief Executive Officer and President of Sunrise Telecom Incorporated announcing the retention incentive bonus program.†	8-K	May 3, 2006	10.01

40 of 44

10.12	Change of Control Severance Plan, effective June 21, 2006. †	8-K	June 26, 2006	10.01

10.13	Employment Offer Letter between the Company and Gerhard Beenen. †	8-K	November 3, 2006	99.1

10.14	Separation Agreement between Sunrise Telecom Incorporated and Gerhard Beenen dated July 16, 2008. †	8-K	July 21, 2008	99.1

10.15	Management By Objective Plan (effective January 1, 2007). †	10-K	November 2, 2007	10.22

10.16	Loan and Security Agreement dated as of August 13, 2007 among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc.	8-K	August 13, 2007	10.01

10.17	Amendment No. 1 to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated as of December 28, 2007.	8-K	January 3, 2008	10.01

10.18	Amendment No. 2 and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated August 12, 2008.	8-K	August 14, 2008	99.1

10.19	Amendment No. 3, Consent and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc., dated December 12, 2008.	8-K	December 17, 2008	99.1

10.20	Incentive Stock Option Agreement between the Company and Robert Heintz dated July 21, 2004. †	10-K	November 2, 2007	10.24

10.21	Addendum to 2000 Stock Plan Incentive Stock Option Agreement between the Company and Robert G. Heintz. †	10-K	November 2, 2007	10.25

10.22	Paul Marshall Letter to Compensation Committee Regarding Voluntary Surrender of Options dated April 29, 2008. †	10-K	October 2, 2008	10.23

10.23	Settlement Agreement dated as of October 30, 2008 by and between Sunrise Telecom Incorporated and Wind River, Inc.	8-K	November 5, 2008	99.1

10.24	Target Application License Agreement dated as of October 30, 2008 by and between Sunrise Telecom Incorporated and Winder River, Inc.	8-K	November 5, 2008	99.2

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement

41 of 44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE TELECOM INCORPORATED
(Registrant)

Date: December 29, 2008

	By:	/s/ Paul A. Marshall
Paul A. Marshall
President and Chief Executive Officer

	By:	/s/ Richard D. Kent
Richard D. Kent
Chief Financial Officer

42 of 44

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith
2.1	Participation Purchase Agreement, dated November 19, 2008, between Sunrise Telecom Incorporated and LTE Innovations OY.	8-K	November 24, 2008	2.1

3.1	Amended and Restated Certificate of Incorporation.	10-K	March 16, 2001	3.1

3.2	Amended and Restated Bylaws.	10-K	November 2, 2007	3.2

4.1	Specimen Stock Certificate.	S-1/A	April 13, 2000	4.1

10.1	Purchase and Sale Agreement and Escrow Instructions dated November 5, 1999 between Sunrise and Enzo Drive, LLC.	S-1	March 9, 2000	10.2

10.2	Form of Indemnification Agreement between Sunrise and each of its Officers and Directors. †	S-1	March 9, 2000	10.6

10.3	2000 Stock Option Plan. †	S-1/A	April 13, 2000	10.7

10.4	2000 Employee Stock Purchase Plan. †	S-1/A	April 13, 2000	10.8

10.5	Form of Nonstatutory Stock Option Agreement. †	S-8	August 8, 2000	99.3

10.6	Form of Incentive Stock Option Agreement. †	S-8	August 8, 2000	99.4

10.7	Amended and Restated Employment Terms signed by the Company and Richard Kent dated February 9, 2005. †	8-K	February 8, 2005	10.01

10.8	Employment Offer Letter Supplement signed by the Company and Richard Kent dated February 4, 2005. †	8-K	February 8, 2005	10.02

10.9	Employment Offer Letter signed by the Company and Richard Kent dated January 27, 2005. †	8-K	February 8, 2005	10.03

10.10	Form of Nonstatutory Stock Option Agreement Addendum between the Company and Richard Kent dated February 8, 2005. †	8-K	February 8, 2005	10.04

10.11	Memorandum dated April 27, 2006 from Paul Marshall, Chief Executive Officer and President of Sunrise Telecom Incorporated announcing the retention incentive bonus program.†	8-K	May 3, 2006	10.01

10.12	Change of Control Severance Plan, effective June 21, 2006. †	8-K	June 26, 2006	10.01

10.13	Employment Offer Letter between the Company and Gerhard Beenen. †	8-K	November 3, 2006	99.1

10.14	Separation Agreement between Sunrise Telecom Incorporated and Gerhard Beenen dated July 16, 2008. †	8-K	July 21, 2008	99.1

10.15	Management By Objective Plan (effective January 1, 2007). †	10-K	November 2, 2007	10.22

10.16	Loan and Security Agreement dated as of August 13, 2007 among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc.	8-K	August 13, 2007	10.01

43 of 44

10.17	Amendment No. 1 to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated as of December 28, 2007.	8-K	January 3, 2008	10.01

10.18	Amendment No. 2 and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated August 12, 2008.	8-K	August 14, 2008	99.1

10.19	Amendment No. 3, Consent and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc., dated December 12, 2008.	8-K	December 17, 2008	99.1

10.20	Incentive Stock Option Agreement between the Company and Robert Heintz dated July 21, 2004. †	10-K	November 2, 2007	10.24

10.21	Addendum to 2000 Stock Plan Incentive Stock Option Agreement between the Company and Robert G. Heintz. †	10-K	November 2, 2007	10.25

10.22	Paul Marshall Letter to Compensation Committee Regarding Voluntary Surrender of Options dated April 29, 2008. †	10-K	October 2, 2008	10.23

10.23	Settlement Agreement dated as of October 30, 2008 by and between Sunrise Telecom Incorporated and Wind River, Inc.	8-K	November 5, 2008	99.1

10.24	Target Application License Agreement dated as of October 30, 2008 by and between Sunrise Telecom Incorporated and Winder River, Inc.	8-K	November 5, 2008	99.2

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement

44 of 44