Form 10-Q
period 2008-06-30
SUNRISE TELECOM INC
filed 2008-12-30
CIK 907152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

2 of 43

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

3 of 43

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data, unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$11,588	$15,981
Accounts receivable, net of allowance of $490 and $270, respectively	15,654	17,972
Inventories	16,656	17,445
Prepaid expenses and other assets	2,110	2,283
Deferred tax assets	1,092	982

Total current assets	47,100	54,663
Property and equipment, net	26,969	27,211
Restricted cash	296	296
Goodwill	12,915	12,736
Intangible assets, net	1,205	1,116
Other assets	920	854

Total assets	$89,405	$96,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$2,183	$183
Accounts payable	3,262	4,653
Other accrued liabilities	17,568	15,158
Income taxes payable	18	181
Deferred revenue	2,542	2,520

Total current liabilities	25,573	22,695
Notes payable, less current portion	374	424
Income taxes payable	1,773	1,700
Deferred revenue, less current portion	14	13
Deferred tax liabilities	2,370	2,106

Total liabilities	30,104	26,938

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,349,058 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	51	51
Additional paid-in capital	77,879	77,788
Accumulated deficit	(19,342)	(8,792)
Accumulated other comprehensive income	713	891

Total stockholders’ equity	59,301	69,938

Total liabilities and stockholders’ equity	$89,405	$96,876

See accompanying notes to condensed consolidated financial statements.

4 of 43

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net sales	$20,172	$23,047	$40,139	$43,187
Cost of sales	7,779	9,563	18,930	16,261

Gross profit	12,393	13,484	21,209	26,926

Operating expenses:
Research and development	4,996	5,613	10,270	11,894
Selling and marketing	6,395	6,893	12,726	14,067
General and administrative	4,534	4,184	9,429	9,283
Restructuring charges	296	—	1,239	—

Total operating expenses	16,221	16,690	33,664	35,244

Loss from operations	(3,828)	(3,206)	(12,455)	(8,318)
Other income, net	414	380	2,178	890

Loss before income taxes	(3,414)	(2,826)	(10,277)	(7,428)
Income tax expense (benefit)	134	(240)	273	27

Net loss	$(3,548)	$(2,586)	$(10,550)	$(7,455)

Net loss per share:
Basic and diluted	$(0.07)	$(0.05)	$(0.21)	$(0.15)

Shares used in per share computation:
Basic and diluted	51,349	51,349	51,349	51,349

See accompanying notes to condensed consolidated financial statements.

5 of 43

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(10,550)	$(7,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,073	2,357
Stock-based compensation expense	91	185
Provision for losses on accounts receivable	214	275
Loss on disposal of property and equipment	45	533
Non-cash restructuring charges	193	—
Gain on sale of marketable securities	—	(248)
Deferred income taxes	154	486
Changes in operating assets and liabilities:
Accounts receivable	2,104	5,174
Inventories	837	(2,951)
Prepaid expenses and other assets	107	54
Accounts payable and accrued liabilities	1,025	(422)
Income taxes payable	(90)	(1,462)
Deferred revenue	23	1,129

Net cash used in operating activities	(3,774)	(2,345)

Cash flows from investing activities:
Proceeds from sales of short-term investments	—	4,556
Purchases of short-term investments	—	(992)
Sales of marketable securities	—	445
Capital expenditures	(1,941)	(2,165)
Acquisition of intangible assets	(190)	(230)

Net cash provided by (used in) investing activities	(2,131)	1,614

Cash flows from financing activities:
Decrease (increase) in restricted cash	—	3
Proceeds from credit facility	2,000	—
Payments on notes payable	(89)	(81)

Net cash provided by (used in) financing activities	1,911	(78)

Effect of exchange rate changes on cash and cash equivalents	(399)	(57)

Net decrease in cash and cash equivalents	(4,393)	(866)
Cash and cash equivalents at the beginning of the period	15,981	17,450

Cash and cash equivalents at the end of the period	$11,588	$16,584

See accompanying notes to condensed consolidated financial statements.

6 of 43

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Business and Certain Significant Accounting Policies

(a)	Business

Sunrise Telecom Incorporated (the “Company”) develops, manufactures, and markets service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, and Internet networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. Due to its international operations, the Company has wholly owned subsidiaries located outside of the United States in Canada, Italy, Taiwan, Switzerland, South Korea, Japan, China, Germany, France, and Mexico.

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

7 of 43

(d)	Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. Potential common equivalent shares from weighted-average outstanding stock options of 2,472,386 and 2,614,576 for the three and six months ended June 30, 2008, respectively, and 3,384,991 and 3,399,437 for the three and six months ended June 30, 2007, respectively, were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. On February 12, 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date for adoption of fair value measurements for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. These nonfinancial items include assets and liabilities, such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

8 of 43

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	June 30, 2008
	Level 1	Level 2	Total
Investments in money market funds	$178	$—	$178
U.S. Government obligations and agencies	—	5,090	5,090

	$178	$5,090	$5,268

As of June 30, 2008, the Company had no financial assets or liabilities requiring Level 3 classification.

(3)	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$8,385	$8,187
Work in process	3,865	5,486
Finished goods	4,406	3,772

	$16,656	$17,445

(4)	Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in the equity of the Company that are excluded from net loss. The components of the Company’s comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(3,548)	$(2,586)	$(10,550)	$(7,455)
Change in unrealized gain on available-for-sale investments, net of related tax effect	—	(30)	—	(189)
Change in foreign currency translation adjustments, net of tax	(62)	(23)	(178)	(45)

Total comprehensive loss	$(3,610)	$(2,639)	$(10,728)	$(7,689)

9 of 43

(5)	Goodwill and Other Intangible Assets

Acquired intangible assets consisted of the following (in thousands):

	As of June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,898	$(6,883)	$15
Non-compete (four years)	275	(275)	—
Licenses (five years)	637	(631)	6
Patents and trademarks (two to seventeen years)	1,375	(191)	1,184

	$9,185	$(7,980)	$1,205

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology (five years)	$6,886	$(6,855)	$31
Non-compete (four years)	249	(249)	—
Licenses (five years)	637	(608)	29
Patents and trademarks (two to seventeen years)	1,223	(167)	1,056

	$8,995	$(7,879)	$1,116

The Company amortizes intangible assets on a straight-line basis over their estimated useful lives of up to seventeen years. Aggregate amortization expense for the three months ended June 30, 2008 and 2007 was $41,000 and $57,000, respectively, and for the six months ended June 30, 2008 and 2007 was $81,000 and $218,000, respectively. Amortization expense is classified as a general and administrative expense on the Company’s condensed consolidated statements of operations.

Estimated future aggregate annual amortization expense for intangible assets is as follows (in thousands):

Year ending December 31,	Amount
2008 (remaining 6 months)	$43
2009	48
2010	48
2011	48
2012	48
Thereafter	970

$1,205

The change in the carrying amount of goodwill during the six months ending June 30, 2008 was as follows (in thousands):

Balance as of December 31, 2007	$12,736
Effect of foreign currency translation	179

Balance as of June 30, 2008	$12,915

The Company performs its annual impairment test of goodwill, as required by SFAS No. 142, Goodwill and Other Intangible Assets, as of November 30 of each fiscal year, unless a triggering event occurs before that date. See Note 15, “Subsequent Events,” for discussion on impairment of goodwill and other intangible assets.

10 of 43

(6)	Other Assets

Other assets consisted of the following (in thousands):

	June 30 2008	December 31, 2007
Insurance deposits	$520	$452
Rental deposits	167	335
Other deposits	233	67

	$920	$854

(7)	Product Warranties Liability

Changes in the Company’s liability for product warranties, which is included in other accrued liabilities in the condensed consolidated balance sheets, during the six months ended June 30, 2008 and 2007 are shown in the schedule below (in thousands). During the six months ended June 30, 2008, the Company recorded a warranty charge of approximately $2.5 million related to a warranty issue for its CM750 product that had been sold to a major customer in prior years. The warranty problem was not known until the fourth quarter of 2008, but in accordance with SFAS No. 5 Accounting for Contingencies, the Company recorded the warranty liability and corresponding charge in the three months ended March 31, 2008, as the information related to this issue was available before the issuance of the Company’s financial statements.

	Balance at Beginning of Period	Warranty Expense	Warranty Costs	Balance at End of Period
Six months ended June 30, 2008	$1,454	$3,110	$(830)	$3,734
Six months ended June 30, 2007	$1,656	$678	$(749)	$1,585

(8)	Short-term Borrowings and Notes Payable

As a result of various acquisitions completed prior to 2004, the Company assumed three non-interest bearing notes payable. The aggregate outstanding balance on these notes at June 30, 2008 was nominal. In addition, the Company’ Italian subsidiary, Sunrise S.R.L, has a loan from the Italian government which bears interest at 2% per year. As of June 30, 2008, the outstanding balance on this loan was $0.5 million, which is being repaid by semi-annual principal payments over an eight-year period which began in July 2003.

On December 12, 2008, the Company completed the sale of Sunrise Telecom S.r.l to LTE Innovations OY and as a result, the loan from the Italian government was assumed by the buyer. See Note 15, “Subsequent Events.”

On August 13, 2007, the Company entered into a $10 million secured revolving credit arrangement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) to improve liquidity and working capital for the Company. The Company may borrow, repay and reborrow under the line of credit facility at any time. The amount that the Company is able to borrow under the Loan Agreement will vary based on the eligible accounts receivable, as defined in the agreement. The borrowing base on the Loan Agreement is $5 million plus 80% of eligible accounts receivable. The line of credit facility bears interest at the bank’s prime rate (4.0% at November 30, 2008). This line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the Loan Agreement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable. As of December 28, 2007, the Loan Agreement was amended to reduce the Company’s tangible net worth requirement from $57 million to $50 million.

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

As of June 30, 2008, the Company was in default of its Tangible Net Worth Covenant due to the Company’s tangible net worth being less than $50 million. In addition, the Company was or expects to be in default of this same covenant for the March 31, 2008, September 30, 2008 and December 31, 2008 periods. Under this revolving credit agreement, there was $2.0 million outstanding as of June 30, 2008 and $4.0 million was outstanding as of November 30, 2008. The Company obtained a waiver from SVB for the June 30, 2008 violation and is in the process of obtaining a waiver from SVB for the other violations, although no assurance can be given that the Company will be successful in obtaining such waivers.

11 of 43

On December 12, 2008, the Company and SVB amended the Loan Agreement to extend from November 30, 2008 to December 31, 2008, the period within which the Company is required to establish and maintain its primary domestic banking relationship with SVB and its affiliates, and waived the Company’s default with respect to non-compliance of maintaining banking relationships with SVB as of November 30, 2008. Under the terms of the amendment, SVB consented to the Company’s sale of its entire interest in Sunrise Telecom S.r.l. to LTE Innovations OY. The Company agreed to use $2.0 million of the proceeds of the sale to prepay its obligations under the Loan Agreement. The amendment does not contain any consent by SVB or waiver of SVB’s rights and remedies with respect to its default under the Loan Agreement, pursuant to which the Company is required to maintain tangible net worth of $44 million for the quarters ended September 30, 2008 and December 31, 2008. As a result, SVB may at any time declare immediately due and payable all of the Company’s obligations under the Loan Agreement (approximately $2.0 million after the prepayment referenced above), cease extending credit or resort to other rights and remedies under the Loan Agreement. SVB is currently not allowing the Company to borrow any additional amounts under the Loan Agreement.

Annual amounts to be repaid under all of these notes are as follows (in thousands):

Year ending December 31,	Amount
2008 (remaining 6 months)	$2,099
2009	182
2010	183
2011	93

$2,557

(9)	Restructuring

During the first half of 2008 and subsequently, the Company initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change its operations to more closely align them with its key strategic focus. The total restructuring charges are estimated to be approximately $2.5 million when completed and include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment. The Company expects to complete its restructuring activities by the end of the fourth quarter of 2008. During the six months ended June 30, 2008, the Company recognized $0.9 million of expense for workforce reduction and $0.4 million of other exit costs associated with restructuring activities in 2008. These expenses are presented as “Restructuring charges” in the Company’s Condensed Consolidated Statements of Operations.

The following table summarizes the activity in the accrued restructuring balance, included in other accrued liabilities in the accompanying condensed consolidated balance sheet, for the six months ended June 30, 2008 (in thousands):

	Balance as of December 31, 2007	Restructuring Charges	Cash Payments	Non-cash Charges	Balance as of June 30, 2008
Workforce reduction	$—	$862	$(563)	$—	$299
Other exit costs	—	377	(184)	(193)	—

	$—	$1,239	$(747)	$(193)	$299

(10)	Share-Based Compensation

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

12 of 43

Share-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 under SFAS 123R was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$3	$5	$5	$11
Research and development	12	28	25	59
Selling and marketing	18	34	37	75
General and administrative	12	21	24	40

Total	$45	$88	$91	$185

The Company has historically issued new shares upon the exercise of stock options or employee stock purchase plan purchases.

Stock Options

In April 2000, the Company’s Board of Directors approved the adoption of the 2000 Stock Plan (the “Stock Plan”). The Stock Plan became effective upon the Company’s initial public offering in July 2000. The total number of shares reserved for issuance under the Stock Plan equaled 7,750,000 shares of common stock, plus 5,250,000 shares of common stock that remained reserved for issuance under the 1993 stock option plan as of the date the Stock Plan became effective, for a total of 13,000,000 shares. All outstanding options under the 1993 stock option plan are administered under the 2000 Stock Plan but will continue to be governed by their existing terms. As of June 30, 2008, the Company had granted options to purchase 9,846,346 shares of its common stock to its employees, directors, and consultants and 4,491,632 options were canceled and returned to the Stock Plan, leaving 7,645,286 shares available for future grants.

Options may be granted as incentive stock options or nonstatutory stock options at the fair market value of such shares on the date of grant as determined by the Board of Directors. Options granted subsequent to 1996 vest over a four-year period, and expire 10 years from the date of grant, or sooner, upon termination of employment or if the stock plan is terminated by the Board of Directors.

The options granted under the 1993 stock option plan include a provision whereby the option holder may elect at any time to exercise the option prior to its vesting. Unvested shares so purchased are subject to a repurchase right by the Company at the original purchase price. Such right lapses at a rate equivalent to the vesting period of the original option. As of June 30, 2008, there were no shares issued and subject to repurchase.

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

Unrecognized compensation expense as of June 30, 2008 was $0.1 million and will be recognized ratably over the expected remaining term of approximately 0.6 years.

(11)	Income Taxes

As of June 30, 2008, income tax liabilities associated with uncertain tax positions were $1,567,000, which would affect the tax rate upon realization. The Company has unrecognized tax benefits related to its deferred tax assets that have not yet been recognized due to the full valuation allowance recorded for these assets as of June 30, 2008. During the six months ended June 30, 2008, the Company increased the income tax liabilities for the unrecognized tax benefits, not including interest and penalties, from $3,885,000 at December 31, 2007 to approximately $4,019,000. The Company records interest related to unrecognized tax benefits in income tax expense and income taxes payable. At December 31, 2007, the Company had approximately $165,000 accrued for estimated interest. No estimated penalties have been accrued. The Company accrued an additional $41,000 of interest in the six months ended June 30, 2008. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

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

13 of 43

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

(12)	Enterprise Wide Information

Net sales information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$7,694	$12,612	$14,297	$21,080
Canada	348	718	1,270	883
Asia/Pacific	4,703	4,717	9,441	8,872
Europe/Africa/Middle East	6,696	4,342	13,528	10,973
Latin America	731	658	1,603	1,379

	$20,172	$23,047	$40,139	$43,187

Long-lived assets, which consist of property and equipment, were located in the following geographic regions (in thousands):

	June 30, 2008	December 31, 2007
United States	$22,005	$21,979
Canada	904	1,163
Taiwan and other Asia/Pacific	2,860	2,735
Europe/Africa/Middle East	1,200	1,334

	$26,969	$27,211

Net sales information by product category is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Wireline access	$6,799	$7,472	$14,856	$13,337
Cable broadband	5,004	10,145	10,281	16,231
Fiber optics	6,032	5,035	11,355	11,941
Signaling	2,337	395	3,647	1,678

	$20,172	$23,047	$40,139	$43,187

No customer accounted for 10% or more of the Company’s sales during the three or six months ended June 30, 2008. Verizon Communications, Inc. accounted for 26% and 21%, respectively, of the Company’s sales during the three and six months ended June 30, 2007.

14 of 43

(13)	401(k) Plan

In 1996, the Company adopted a 401(k) Plan (the “Plan”). Participation in the Plan is available to all full-time employees. Each participant may elect to contribute up to 15% of his or her annual salary, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the Plan, which vest over a six-year period beginning on the employee’s date of hire. The Plan does not provide participants with an election to use their contributions to purchase the Company’s stock. The Company made contributions to the Plan during both of the three months ended June 30, 2008 and 2007 of $0.2 million and $0.3 million during both of the six months ended June 30, 2008 and 2007.

(14)	Legal Proceedings and Contingencies

Cash Payments for Expired Employee Stock Options

Certain current and former employees have expired unexercised stock options that, but for the Company’s inability to issue stock, may have realized gains from the exercise of those options. During the second quarter of 2008, the Company’s Board of Directors approved a plan to offer cash compensation to those affected current and former employees provided that they execute and return a limited release of potential claims. The proposed compensation being offered represents the difference between (i) the average closing price of the Company’s common stock during the applicable period (further defined below) and (ii) the exercise price of the option (assuming the option was “in-the-money”), multiplied by the number of shares that were vested under the option at the beginning of the applicable period. If an option expired 30 days after termination of employment, the applicable period is the 30 days following termination of employment. If an option expired 90 days after termination of employment, the applicable period is the 90 days following termination of employment. If an option expired during employment because of its ten-year term, the applicable period is the 30 days prior to the expiration of the option. In December 2008, the Company made payments aggregating approximately $0.2 million to settle such option liability which was expensed in the second quarter of 2008.

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

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of June 30, 2008, as a loss is not considered probable or estimable.

Settlement with Wind River, Inc.

In June 2008, one of the Company’s suppliers, Wind River, Inc. (“Wind River”) asserted that the Company may have under reported and under paid royalties after conducting a license compliance review. The Company reviewed the relevant license agreements and disputed Wind River’s claims.

15 of 43

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

On November 19, 2008, the Company and LTE Innovations OY (“LTE”) entered into a Participation Purchase Agreement (“Purchase Agreement”) pursuant to which the Company agreed to sell its wholly-owned Italian subsidiary, Sunrise Telecom S.r.l. (“Protocol Products Group or PPG”) to LTE for approximately 8.0 million Euros, or approximately $10.7 million in cash, of which approximately $2.1 million will be held in escrow for up to fifteen months to secure indemnities under the Purchase Agreement. The Company agreed to use $2.0 million of the proceeds from the sale to repay its borrowings outstanding under the Loan Agreement with SVB. The closing of the transaction occurred on December 12, 2008. The results of PPG will be shown as discontinued operations starting in the Company’s third quarter of 2008 when the PPG business became held for sale. The Company expects to recognize a gain on the sale in the third quarter of 2008. PPG represented approximately 8% and 7% of net sales of the Company for the three and six months ended June 30, 2008, respectively.

As a result of a substantial decline in the Company’s stock price during the third quarter ended September 30, 2008, the Company concluded that this was a triggering event to evaluate whether its goodwill was impaired. The Company anticipates that it will record impairment charges for goodwill, intangible assets and other long-lived assets during the third quarter ended September 30, 2008.

16 of 43

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

Our net sales for the six months ended June 30, 2008 decreased $3.0 million, or 7%, from our net sales for the six months ended June 30, 2007. Our backlog at June 30, 2008 increased to $13.1 million, representing a $0.7 million increase from the backlog of $12.4 million at June 30, 2007 and a $3.2 million increase from the backlog of $9.9 million at March 31, 2008. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in the amount of backlog orders for our products from quarter to quarter.

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

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of customers. No single customer accounted for 10% or more of our sales during the three and six months ended June 30, 2008.

17 of 43

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

Competition in the telecommunications equipment market is intense and is characterized by declining prices. Because of these market conditions and potential pricing pressures from large customers in the future, we expect that the average selling price for our products will decline over time. If we fail to reduce our production costs accordingly, or fail to introduce higher margin new products, there will be a corresponding decline in our gross margin percentage. See Part II, Item 1A, “Risk Factors-Competition” and “- Consolidation and Other Risks Within the Telecommunications Industry.”

We have significant sales denominated in Euros, and to a lesser degree, amounts in the Canadian dollar, Japanese yen, Korean won and other currencies, and have in prior years used derivative financial instruments to hedge our foreign exchange risks. We record the impact of changes in the current value of such forward contracts as other income or expense. We currently do not use forward contracts to hedge our foreign exchange risks. Foreign exchange exposure from sales made in foreign currencies is becoming more material to our results of operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect continued sales denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See Part II, Item 1A, “Risk Factors-Risks of International Operations.”

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

Our industry is characterized by limited sources and long lead times for the materials and components that we use to manufacture our products. If we underestimate our requirements, we may have inadequate inventory, resulting in additional product costs for expediting delivery of long lead time components. An increase in the cost of components could result in lower margins. These long lead times have in the past, and may in the future cause us to purchase larger quantities of some parts, increasing our investment in inventory and the risk of the parts’ obsolescence. Any subsequent write-off of inventory could result in lower margins. See Part II, Item 1A, “Risk Factors-Dependence on Sole and Single Source Suppliers.”

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

18 of 43

During the first half of 2008 and subsequently, we initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus. The total restructuring charges are estimated to be approximately $2.5 million and include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment.

Results of Operations

Comparisons of the Three and Six Months Ended June 30, 2008 and 2007

Net Sales by Product Category

Our net sales by product category for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 are summarized as follows (in thousands, except percentages):

	Three Months Ended June 30		Variance in Dollars	Variance in Percent	Six Months Ended June 30		Variance in Dollars	Variance in Percent
	2008	2007			2008	2007
Wireline access	$6,799	$7,472	$(673)	(9)%	$14,856	$13,337	$1,519	11%
Cable broadband	5,004	10,145	(5,141)	(51)%	10,281	16,231	(5,950)	(37)%
Fiber optics	6,032	5,035	997	20%	11,355	11,941	(586)	(5)%
Signaling	2,337	395	1,942	492%	3,647	1,678	1,969	117%

	$20,172	$23,047	$(2,875)	(12)%	$40,139	$43,187	$(3,048)	(7)%

Net sales decreased 12% to $20.2 million and 7% to $40.1 million for the three and six months ended June 30, 2008, respectively, from the same periods in 2007. The decreases in sales were primarily attributable to decreased demand for both cable broadband and wireline access products related to the deployment of triple play services. The increase in signaling products for the three and six months ended June 30, 2008 as compared to the same periods in 2007 was primarily due to increased sales of our TAMS system products as the functionality of this product has been expanded significantly causing higher demand. The increase in fiber optics products for the three months ended June 30, 2008 as compared to the same period in 2007 was primarily due to increased sales of our SunSet SDH product by international carriers, with particular strength in Japan. The decrease in fiber optics products for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to lower sales of Ethernet products being negatively impacted by customer budgetary cycles. The decrease in cable broadband products for the three and six months ended June 30, 2008 as compared to the same periods in 2007 was primarily due to decreased sales of our CM products, which reflected very strong sales of our CM750 product to Verizon in the first half of 2007, as that customer significantly expanded their triple play offering to U.S. customers. The decrease in wireline access products for the three months ended June 30, 2008 as compared to the same period in 2007 was primarily due to weak demand from Tier 1 carriers in North America as the demand for test equipment related to the deployment of triple play services has slowed down. The increase in wireline access products for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to higher sales of our MTT product family to a major customer in Europe that occurred during the first quarter of 2008. During the three and six months ended June 30, 2008 and 2007, our sales were not significantly affected by changes in prices.

Net Sales by Geography

Our net sales by geographic areas for the three and six months ended June 30, 2008 and 2007 are summarized as follows (in thousands, except percentages):

	Three Months Ended June 30		Variance in Dollars	Variance in Percent	Six Months Ended June 30		Variance in Dollars	Variance in Percent
	2008	2007			2008	2007
United States	$7,694	$12,612	$(4,918)	(39)%	$14,297	$21,080	$(6,783)	(32)%
Canada	348	718	(370)	(52)%	1,270	883	387	44%
Asia/Pacific	4,703	4,717	(14)	0%	9,441	8,872	569	6%
Europe/Africa/Middle East	6,696	4,342	2,354	54%	13,528	10,973	2,555	23%
Latin America	731	658	73	11%	1,603	1,379	224	16%

	$20,172	$23,047	$(2,875)	(12)%	$40,139	$43,187	$(3,048)	(7)%

The decrease in the North American sales for the three and six months ended June 30, 2008 as compared to the same periods in 2007 is primarily due to lower sales of cable broadband products in the three months ended June 30, 2008 and lower sales of cable broadband and fiber optics products in the six months ended June 30, 2008. The lower sales of cable broadband products is primarily attributable to decreased demand for test equipment related to the deployment of triple play services and to delays in new product introductions. The increase in sales in Europe/Africa/Middle East for the three months ended June 30, 2008 as compared to the same period in 2007 is primarily due to increased sales of fiber optics and signaling products. The increase in sales in Europe/Africa/Middle East for the six months ended June 30, 2008 as compared to the same period in 2007 is primarily due to increased sales of wireline access and signaling products. Sales to Latin America remain a small part of our business, and small changes in order volume from this region can represent large percentage fluctuations.

International sales, including sales to Canada, increased to $12.5 million, or 62% of net sales, for the three months ended June 30, 2008, from $10.4 million, or 45% of net sales, for the three months ended June 30, 2007 and increased to $25.8 million or 64% of net sales, for the six months ended June 30, 2008, from $22.1 million, or 51% of net sales, for the six months ended June 30, 2007.

19 of 43

Cost of Sales

	Three Months Ended June 30		Variance in Dollars	Variance in Percent	Six Months Ended June 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007			2008	2007
Cost of sales	7,779	9,563	(1,784)	(19)%	18,930	16,261	2,669	16%
Percentage of net sales	39%	41%			47%	38%

Cost of sales decreased $1.8 million, to $7.8 million for the three months ended June 30, 2008, compared to $9.6 million for the same period in 2007. Gross margins were 61% and 59% of net sales for the three months ended June 30, 2008 and 2007, respectively. The higher gross margin was primarily the result of sales of our higher margin products. Gross margins are expected to be under continued pressure through 2008 as product mix, lack of new product introductions and the regulatory impact on components adversely impact margins. Margins are expected to be at approximately 60-65% in 2009, although the worldwide recession threatens demand and competition may harm our margins.

Cost of sales increased $2.7 million to $18.9 million for the six months ended June 30, 2008, compared to $16.3 million for the same period in 2007. Gross margins were 53% and 62% of net sales for the six months ended June 30, 2008 and 2007, respectively. The lower gross margin percentage was primarily the result of a product warranty charge of $2.5 million relating to the CM750 product sold to a major customer in prior years, a charge of $0.8 million for excess and obsolete inventory and a royalty settlement of $0.4 million with Wind River, Inc., partially offset by lower material costs of $0.6 million due to changes in the mix of products sold and lower headcount related expenses of $0.3 million. The warranty and royalty matters were not known until the fourth quarter of 2008, but in accordance with SFAS No. 5, Accounting for Contingencies, we recorded these charges in the three months ended March 31, 2008, as the information related to these issues were available before the issuance of such financial statements.

Research and Development

	Three Months Ended June 30		Variance in Dollars	Variance in Percent	Six Months Ended June 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007			2008	2007
Research and development	$4,996	$5,613	$(617)	(11)%	$10,270	$11,894	$(1,624)	(14)%
Percentage of net sales	25%	24%			26%	28%

Research and development (“R&D”) expenses decreased during the three months ended June 30, 2008 compared to the same period in 2007, primarily due to decreased headcount-related expenses of $0.4 million and lower outside services expense of $0.2 million. R&D expenses decreased during the six months ended June 30, 2008 compared to the same period in 2007, primarily due to decreased headcount-related expenses of $0.9 million, lower spending for outside services of $0.4 million and reduced prototype expenses of $0.4 million. R&D expenses tend to fluctuate from period to period, depending on requirements at the various stages of our product development cycles. R&D expenses are expected to decline slightly in future periods as a result of our efforts to consolidate product development activity and more narrowly focus our business.

Selling and Marketing

	Three Months Ended June 30		Variance in Dollars	Variance in Percent	Six Months Ended June 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007			2008	2007
Selling and marketing	$6,395	$6,893	$(498)	(7)%	$12,726	$14,067	$(1,341)	(10)%
Percentage of net sales	32%	30%			32%	33%

Selling and marketing expenses decreased during the three months ended June 30, 2008 compared to the same period in 2007 primarily due to lower commission expense of $0.2 million and decreased expense for outside services of $0.2 million. The decrease in selling and marketing expenses for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to lower commission expense of $0.8 million, reduced spending for outside services of $0.2 million and lower depreciation expense of $0.2 million. We expect our selling and marketing expenses to decrease in 2009 as we reduce our direct sales force.

20 of 43

General and Administrative

	Three Months Ended June 30		Variance in Dollars	Variance in Percent	Six Months Ended June 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007			2008	2007
General and administrative	$4,534	$4,184	$350	8%	$9,429	$9,283	$146	2%
Percentage of net sales	22%	18%			23%	21%

General and administrative (“G&A”) expenses increased during the three months ended June 30, 2008 compared to the same period in 2007 primarily due to increased spending for accounting and audit related professional services of $0.4 million and higher bad debt expense of $0.4 million, partially offset by lower legal expenses of $0.4 million. G&A expenses increased during the six months ended June 30, 2008 compared to the same period in 2007 primarily due to increased spending for accounting and audit related professional services of $0.9 million related to getting current with regulatory filings with the SEC, increased temporary labor expense of $0.2 million and increased bad debt expense of $0.2 million, partially offset by lower legal expenses of $1.1 million as a result of decreased litigation related expenses. We expect our G&A expenses to decrease in 2009 as we consolidate certain G&A functions as a result of our restructuring actions taken in 2008 and as our legal expenses continue to decline.

Restructuring Charges

	Three Months Ended June 30		Variance in Dollars	Variance in Percent	Six Months Ended June 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007			2008	2007
Restructuring charges	$296	$—	$296	—	$1,239	$—	$1,239	—
Percentage of net sales	1%	—			3%	—

During the first half 2008 and subsequently, we initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus. The total restructuring charges are estimated to be approximately $2.5 million and include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment. During the six months ended June 30, 2008, we recognized $0.9 million of expense for workforce reduction and $0.4 million of other exit costs associated with restructuring activities in 2008.

Other Income, Net

	Three Months Ended June 30		Variance in Dollars	Variance in Percent	Six Months Ended June 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007			2008	2007
Other income, net	$414	$380	$34	9%	$2,178	$890	$1,288	145%
Percentage of net sales	2%	2%			5%	2%

Other income, net primarily consists of interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net increased for the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to the impact of currency fluctuations.

Income Tax Expense (Benefit)

Income tax expense (benefit) consisted primarily of state and foreign income taxes. We recorded an income tax expense of $0.1 million and an income tax benefit of $0.2 million during the three months ended June 30, 2008 and 2007, respectively and recorded an income tax expense of $0.3 million and $27,000 during the six months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Cash Requirements and Capital Resources

At June 30, 2008 and December 31, 2007, we had working capital of $21.5 million and $32.0 million, respectively, and cash and cash equivalents of $11.6 million and $16.0 million, respectively.

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

21 of 43

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

As of June 30, 2008, we were in default of our Tangible Net Worth Covenant due to our tangible net worth being less than $50 million. In addition, we were or expect to be in default of this same covenant for the March 31, 2008 and September 30, 2008 periods. Under this revolving credit agreement, there was $2.0 million outstanding as of June 30, 2008 and $4.0 million was outstanding as of November 30, 2008. We obtained a waiver from SVB for the June 30, 2008 violation and are in the process of obtaining a waiver from SVB for the other violations, although no assurance can be given that we will be successful in obtaining such waivers.

On December 12, 2008, we further amended the Loan Agreement with SVB to extend from November 30, 2008 to December 31, 2008, the period within which we are required to establish and maintain our primary domestic banking relationship with SVB and its affiliates, and SVB waived our default with respect to non-compliance of maintaining banking relationships with SVB as of November 30, 2008. Under the terms of the amendment, SVB consented to the sale of our entire interest in our wholly-owned Italian subsidiary, Sunrise Telecom S.r.l. (“Protocol Products Group or PPG”) to LTE Innovations OY (“LTE”). We agreed to use $2.0 million of the proceeds of the sale to prepay our obligations under the Loan Agreement. The amendment does not contain any consent by SVB or waiver of SVB’s rights and remedies with respect to our default under the Loan Agreement, pursuant to which we are required to maintain tangible net worth of $44 million for the quarters ended September 30, 2008 and December 31, 2008. As a result, SVB may at any time declare immediately due and payable all of our obligations under the Loan Agreement (approximately $2.0 million after the prepayment referenced above), cease extending credit or resort to other rights and remedies under the Loan Agreement. SVB is currently not allowing us to borrow any additional amounts under the Loan Agreement.

During the first half of 2008, we initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus. The total restructuring charges are estimated to be approximately $2.5 million and include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment.

On November 19, 2008, the Company and LTE entered into a Participation Purchase Agreement (“Purchase Agreement”) pursuant to which we agreed to sell our Italy-based Protocol Products Group to LTE for approximately 8.0 million Euros, or approximately $10.7 million in cash, of which approximately $2.1 million will be held in escrow for up to fifteen months to secure indemnities under the Purchase Agreement. We agreed to use $2.0 million of the proceeds from the sale to repay our borrowings outstanding under the Loan Agreement with SVB. The closing of the transaction occurred on December 12, 2008. The results of PPG will be shown as discontinued operations starting in the Company’s third quarter of 2008 when the PPG business became held for sale. We expect to recognize a gain on the sale in the third quarter of 2008. PPG represented approximately 8% and 7% of our net sales for the three and six months ended June 30, 2008, respectively.

We believe that our current cash balances, the cash generated from the sale of our Protocol Products Group in December 2008 and expected future cash flows from operations, will be sufficient to meet our anticipated cash needs for our operations, complete needed business projects, achieve our plans and objectives, meet financial commitments, meet working capital requirements, make capital expenditures, and fund other activities beyond the next twelve months from the filing date of this Form 10-Q.

Sources and Uses of Cash

In general, we have financed our operations and capital expenditures primarily using cash flows generated by our operating activities.

Cash used in operating activities of $3.8 million during the six months ended June 30, 2008 was primarily attributable to our net loss of $10.6 million, offset by non-cash items including depreciation and amortization of $2.1 million, provision for losses on accounts receivable of $0.2 million, and restructuring charges of $0.2 million and further offset by decreases in working capital of $4.0 million. Cash used in operating activities of $2.3 million during the six months ended June 30, 2007 was primarily attributable to our net loss of $7.5 million, offset by non-cash items including depreciation and amortization of $2.4 million, deferred income taxes of $0.5 million, loss on disposal of property and equipment of $0.5 million, provision for losses on accounts receivable of $0.3 million and further offset by decreases in working capital of $1.5 million.

22 of 43

Cash used in investing activities of $2.1 million during the six months ended June 30, 2008 was primarily for capital expenditures of $1.9 million. During the six months ended June 30, 2007, cash provided by investing activities was primarily attributable to proceeds of $4.6 million from sales of short-term investments, offset by $2.2 million in cash used for capital expenditures and $1.0 million of purchases of short-term investments. As of June 30, 2008, we had no plans for nonrecurring capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash provided by financing activities of $1.9 million during the six months ended June 30, 2008 was primarily attributable to proceeds of $2.0 million from our credit facility, offset by the repayment of $0.1 million on notes payable. During the six months ended June 30, 2007, cash used in financing activities was the result of the repayment of $0.1 million on notes payable.

Debt Instruments, Guarantees, and Related Covenants

Our outstanding debt at June 30, 2008 consisted primarily of $2.0 million outstanding under our Loan Agreement with SVB and a $0.5 million loan from the Italian government for research and development use that is payable in semi-annual payments that started in the second half of 2003 and ends in 2011. On December 12, 2008, we completed the sale of Sunrise Telecom S.r.l. to LTE Innovations OY and as a result, the loan from the Italian government was assumed by the buyer. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook, or an inability to achieve such changes, which would have any significant impact on our operations.

On August 13, 2007, we entered into a $10 million revolving credit arrangement and line of credit facility with Silicon Valley Bank. It is collateralized by substantially all of our assets. Under the Loan Agreement, $2.0 million was outstanding as of June 30, 2008 and $4.0 million was outstanding as of November 30, 2008.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Contractual Obligations

During the three and six months ended June 30, 2008, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, liability for uncertain tax positions or any other long-term liabilities reflected on our condensed consolidated balance sheet.

As of June 30, 2008, the liability for unrecognized tax benefits was $1.8 million, including accrued interest. No cash payment is expected to be paid within one year.

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

23 of 43

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

Foreign Currency Risk

We sell our products in North America, the Asia/Pacific region, Latin America, Africa, the Middle East, and Europe and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a portion of our sales denominated in Euros, the Canadian dollar, Japanese yen, Korean won, and other currencies, which are also affected by changes in currency exchange rates. To hedge these risks, we have, at certain times, used derivative financial instruments. During the three and six months ended June 30, 2008, we had no material derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates.

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

24 of 43

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and determined that, as a result of the material weaknesses in internal control over financial reporting described below, as of June 30, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Controls at division level

During the course of our external audits for fiscal 2005, 2006 and 2007, our external auditors identified several adjustments associated with our Broadband operating division. In addition, revenue classification errors associated with this division caused a material error in the financial results for the first quarter of 2007 provided in our first quarter 2007 earnings release. We believe these errors were the result of various control weaknesses, including inadequate controls over staffing requirements and policies regarding timely replacement of financial personnel. We consider these control deficiencies to be significant and in aggregate led to a material weakness in our internal control over financial reporting as of June 30, 2008.

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

Subsequent to June 30, 2008, we instituted additional internal control policies and procedures intended to ultimately remediate the material weakness. Specifically, management is in the process of consolidating financial and administrative functions of the Broadband division with corporate level controls at our corporate headquarters to provide improved oversight of financial reporting.

CHANGES IN INTERNAL CONTROL

There were no other changes in internal control over financial reporting during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the second quarter of 2008, we merged our broadband and telecom groups, resulting in the elimination of our Broadband controller and a change in many of our business processes. In the third quarter of 2008, our telecom product group controller responsible for the financial processes of the group and our corporate director of tax both resigned. Also, in the fourth quarter of 2008, our corporate controller resigned. In a similar fashion, several of our key operational employees at our headquarters location have been replaced during 2008. These employees are responsible for managing our inventories, and driving our worldwide supply chain. In our opinion, although we have put capable, qualified people in place to continue to perform all these business and reporting processes, these new employees are less familiar with the details of our business and processes, as well as the details of its recent history. These new employees are responsible for or support the creation of this Form 10-Q report and subsequent filings in 2008. We believe that we have a higher risk at this time of having unknown financial reporting problems as a result of the turnover experienced in our finance and operations function.

INHERENT LIMITATIONS ON INTERNAL CONTROL

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the

25 of 43

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

26 of 43

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

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of June 30, 2008, as a loss is not considered probable or estimable.

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

27 of 43

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

Liquidity-Our lack of liquid funds and other sources of financing may limit our ability to maintain our existing operations, grow our business and compete effectively.

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

Our balance sheet at June 30, 2008 included an amount designated as “Goodwill” of $12.9 million. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may be considered a change in circumstance indicating the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and

28 of 43

market capitalization, and negative industry or economic trends. For example, our stock price has declined in 2008 and our market capitalization has been consistently below our net asset value during the third and fourth quarters of 2008. We expect that this decline in our market capitalization will lead to an impairment of our Goodwill in our third quarter of 2008. Additionally, we periodically evaluate the recoverability and the amortization period of our acquired technology rights. Some factors we consider important in assessing whether or not impairment exists include performance relative to expected historical or projected future operating results.

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

Management concluded that there remained a material weakness in our internal control over financial reporting as of June 30, 2008 and as a result, the Company did not maintain effective internal control over financial reporting as of June 30, 2008. We identified a material weakness in our internal control over financial reporting associated with deficiencies in our staffing requirements and policy regarding the timely filling of key financial positions at one of our operating divisions which impacted the preparation of our consolidated financial statements.

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

29 of 43

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

Our common stock was delisted from the NASDAQ Stock Market in December 2005, as a result of various events that caused us not to be in compliance with our public reporting obligations, and subsequently began trading on the Pink Sheets under the symbol “SRTI.PK.” In addition, as a result of our delay in filing periodic reports on a timely basis, we will not be eligible to use a registration statement on Form S-3 to register offers and sales of our securities until all periodic reports have been timely filed for at least twelve months after we have filed all required reports.

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

30 of 43

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

31 of 43

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

32 of 43

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

Sales of our DSL and other wireline access products for the three months ended June 30, 2008 and 2007 accounted for approximately 34% and 32%, respectively, of our total net sales and for the six months ended June 30, 2008 and 2007 accounted for approximately 37% and 31%, respectively, of our total net sales. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may, at any time, adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and continue to reduce or eliminate the demand for our DSL products.

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

Our customers are concentrated in the telecommunications and cable broadband industries. Accordingly, our future success depends on the buying patterns of these customers and the continued demand by these customers for our products. Additionally, the market is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. See “Risk Factors-Consolidation and Other Risks within the Telecommunications Industry” for a discussion of risks associated with the telecommunications industry. Our continued success will depend upon our ability to enhance existing products and to develop and introduce, on a timely basis, new products and features that keep pace with technological developments and emerging standards.

Moreover, a relatively small number of customers account for a large percentage of our net sales. Net sales from our top five customers for the three months ended June 30, 2008 and 2007, accounted for approximately 27% and 43%, respectively, of our total net sales and for the six months ended June 30, 2008 and 2007, accounted for approximately 27% and 38%, respectively, of our total net sales. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period.

33 of 43

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

34 of 43

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

35 of 43

Risks of International Operations—Our plan to expand sales in international markets could lead to higher operating expenses and may subject us to unpredictable regulatory and political systems.

Sales to customers located outside of the United States for the three months ended June 30, 2008 and 2007, accounted for approximately 62% and 45%, respectively, of our total net sales and for the six months ended June 30, 2008 and 2007, accounted for approximately 64% and 51%, respectively, of our total net sales. We expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. As a result, we will face various risks relating to our international operations, including the following:

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

In addition, the Asia/Pacific and Latin America regions, both high-growth emerging markets for telecommunications equipment, have experienced instability in many of their economies and significant devaluations in local currencies. Sales from customers located in these regions accounted for approximately 27% and 23%, respectively, of our total net sales for the three months ended June 30, 2008 and 2007 and accounted for approximately 28% and 24%, respectively, of our total net sales for the six months ended June 30, 2008 and 2007. These economic instabilities may continue or worsen, which could have a material adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

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

The cost, quality, and availability of our Taiwan operation are essential to the successful production and sale of our products. Our increasing reliance on this foreign subsidiary for manufacturing exposes us to risks that are not under our immediate control and which could negatively impact our results of operations. In addition, transportation delays and interruptions, political and economic regulations, and natural disasters could also adversely impact our Taiwan operations and negatively impact our results of operations. See “Risk Factors-Dependence on Sole and Single Source Suppliers” and, “-Risks of International Operations” for a discussion of risks associated with concentrating production activities at one facility that is outside the United States.

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

36 of 43

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

37 of 43

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

38 of 43

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

39 of 43

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

40 of 43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE TELECOM INCORPORATED
(Registrant)
Date: December 29, 2008
	By:	/s/ Paul A. Marshall
Paul A. Marshall
President and Chief Executive Officer

	By:	/s/ Richard D. Kent
Richard D. Kent
Chief Financial Officer

41 of 43

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

42 of 43

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

43 of 43