Form 10-Q
period 2008-09-30
SUNRISE TELECOM INC
filed 2009-03-30
CIK 907152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Yes  ☐    No  ☒

As of February 28, 2009, there were 51,349,058 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

“HTT,” “RealWORX,” “Sunrise Telecom,” “SunSet,” “SunLite,” “STT,” and “Sunset MTT,” are trademarks of Sunrise Telecom Incorporated. This Quarterly Report on Form 10-Q also includes references to registered service marks and trademarks of other entities.

2 of 42

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

We report preliminary results of operations on a regular basis, by distributing a press release with financial information for a recently-completed quarter and filing a Current Report on Form 8-K with that information. Because the results as reported in those press releases were not included in a Form 10-Q until March 2009, our financial information for this period differs materially from the amounts originally reported in an earlier press release. In particular, reduced restructuring charges related to asset disposal of $0.8 million, charges for impairment of goodwill and other long-term assets of $18.8 million, and reduced deferred tax liabilities of approximately $2.0 million are included in this Form 10-Q.

3 of 42

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data, unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$10,673	$15,981
Accounts receivable, net of allowance of $752 and $270, respectively	16,716	17,972
Inventories	15,365	17,445
Prepaid expenses and other assets	1,191	2,283
Deferred tax assets	922	982
Current assets held for sale	1,737	—

Total current assets	46,604	54,663
Property and equipment, net	20,560	27,211
Restricted cash	296	296
Goodwill	—	12,736
Intangible assets, net	—	1,116
Other assets	433	854
Noncurrent assets held for sale	1,224	—

Total assets	$69,117	$96,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$4,000	$183
Accounts payable	3,587	4,653
Other accrued liabilities	14,852	15,158
Income taxes payable	17	181
Deferred revenue	2,533	2,520
Current liabilities related to assets held for sale	3,276	—

Total current liabilities	28,265	22,695
Notes payable, less current portion	5	424
Income taxes payable	1,861	1,700
Deferred revenue, less current portion	24	13
Deferred tax liabilities	279	2,106
Noncurrent liabilities related to assets held for sale	252	—

Total liabilities	30,686	26,938

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,349,058 shares outstanding as of September 30, 2008 and December 31, 2007	51	51
Additional paid-in capital	77,922	77,788
Accumulated deficit	(40,298)	(8,792)
Accumulated other comprehensive income	756	891

Total stockholders’ equity	38,431	69,938

Total liabilities and stockholders’ equity	$69,117	$96,876

See accompanying notes to condensed consolidated financial statements.

4 of 42

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$18,966	$22,934	$59,105	$66,121
Cost of sales	8,201	8,636	27,131	24,897

Gross profit	10,765	14,298	31,974	41,224

Operating expenses:
Research and development	4,404	5,935	14,674	17,829
Selling and marketing	5,713	7,256	18,439	21,323
General and administrative	3,639	4,458	13,068	13,741
Restructuring charges	157	—	1,396	—
Impairment charges	18,796	—	18,796	—

Total operating expenses	32,709	17,649	66,373	52,893

Loss from operations	(21,944)	(3,351)	(34,399)	(11,669)
Other income (expense), net	(1,041)	1,187	1,137	2,077

Loss before income taxes	(22,985)	(2,164)	(33,262)	(9,592)
Income tax expense (benefit)	(2,029)	753	(1,756)	780

Net loss	$(20,956)	$(2,917)	$(31,506)	$(10,372)

Net loss per share:
Basic and diluted	$(0.41)	$(0.06)	$(0.61)	$(0.20)

Shares used in per share computation:
Basic and diluted	51,349	51,349	51,349	51,349

See accompanying notes to condensed consolidated financial statements.

5 of 42

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(31,506)	$(10,372)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	3,141	3,469
Stock-based compensation expense	134	274
Provision for losses on accounts receivable	482	261
Loss on disposal of property and equipment	218	722
Non-cash restructuring charges	193	—
Gain on sale of marketable securities	—	(521)
Impairment charges	18,796	—
Deferred income taxes	(1,767)	534
Changes in operating assets and liabilities:
Accounts receivable	634	5,723
Inventories	1,023	(2,969)
Prepaid expenses and other assets	641	(65)
Accounts payable and accrued liabilities	1,104	(467)
Income taxes payable	(3)	(1,659)
Deferred revenue	666	606

Net cash used in operating activities	(6,244)	(4,464)

Cash flows from investing activities:
Proceeds from sales of short-term investments	—	4,556
Purchases of short-term investments	—	(993)
Sales of marketable securities	—	976
Capital expenditures	(2,549)	(3,546)
Acquisition of intangible assets	(190)	(224)

Net cash provided by (used in) investing activities	(2,739)	769

Cash flows from financing activities:
Decrease in restricted cash	—	3
Proceeds from credit facility	4,000	—
Payments on notes payable	(181)	(152)

Net cash provided by (used in) financing activities	3,819	(149)

Effect of exchange rate changes on cash and cash equivalents	(144)	(239)

Net decrease in cash and cash equivalents	(5,308)	(4,083)
Cash and cash equivalents at the beginning of the period	15,981	17,450

Cash and cash equivalents at the end of the period	$10,673	$13,367

See accompanying notes to condensed consolidated financial statements.

6 of 42

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Business and Certain Significant Accounting Policies

(a)	Business

Sunrise Telecom Incorporated (the “Company”) develops, manufactures, and markets service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, and Internet networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. The Company has wholly-owned subsidiaries located outside of the United States in Italy, Taiwan, Switzerland, South Korea, Japan, China, Germany, France, and Mexico.

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

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or for the full year.

(c)	Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses from operations from 2002 through 2008, which has adversely impacted its liquidity and has significantly reduced its cash and cash equivalents. The Company has managed its liquidity during this time through a series of cost reduction initiatives, obtaining a secured revolving credit arrangement with a financial institution and the sale of assets. The recession in the United States and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment in 2008. The Company’s liquidity position, as well as its operating performance, was negatively affected by these economic conditions and by other financial and business factors, many of which are beyond its control. The Company does not believe it is likely that these adverse economic conditions will improve significantly during 2009. If the Company’s revenues and gross profit levels decline further in 2009 and the Company is unable to sufficiently reduce operating expenses, it would continue to use cash in operating activities in 2009, further reducing its liquidity and cash and cash equivalents. As a result, the Company may become unable to pay its operating expenses on a timely basis due to a lack of sufficient liquidity.

The Company has taken actions in 2008 to both conserve cash and generate incremental cash flows. Such actions include the sale of its wholly-owned Italian subsidiary in December 2008 and restructuring activities during 2008 intended to reduce costs and improve operating efficiencies. The Company intends to pursue further sales of assets to generate cash, and is exploring strategic alternatives to enhance stockholder value, including a sale of the Company. The Company also intends to pursue obtaining a waiver of the default under its revolving credit agreement with Silicon Valley Bank, as well as obtaining an extension of the agreement, which otherwise expires August 12, 2009. However, there can be no assurance that the Company will be successful with its plans.

The Company’s significant operating losses and resulting negative cash flows from operating activities, among other factors, raise substantial doubt as to its ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(d)	Risks and Uncertainties

The Company’s continued losses from operations and cash used in operating activities have reduced its cash and cash equivalents in 2007 and 2008. As of December 31, 2008, the Company had approximately $10.0 million in cash and cash equivalents and $2.0 million was outstanding under its secured revolving credit arrangement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). In the future, the Company may need to borrow through additional debt, equipment loans, lease lines of credit, asset-based financings, mortgages or other financing arrangements and sell assets to finance capital expenditures and working capital for its business. It is possible that the Company may continue to use cash in operating activities and may become unable to pay its ordinary operating expenses, including it debt service, on a timely basis. The Company’s lack of liquidity could result in:

•	increasing its vulnerability to adverse conditions in its industry or macro-economy in general;

7 of 42

•	limiting its ability to obtain additional financing;

•	requiring it to sell assets to raise cash at potentially unfavorable prices;

•	requiring a substantial portion of cash flow from operations to be used for debt service or to prepay debt, thereby reducing cash flow available for other purposes, including operating expenditures;

•	limiting its flexibility in planning for, or reacting to, changes in its business and industry; and

•	affecting perceptions by investors and customers about its financial stability thereby further limiting its ability to obtain additional financing and to acquire and retain customers.

The global unfavorable economic and market conditions and the financial crisis could impact the Company’s business in a number of ways, including:

•	potential deferment of purchases and orders by customers;

•	customers’ inability to obtain financing to make purchases from the Company and/or maintain their business;

•	negative impact from increased financial pressures on third-party dealers, distributors and retailers; and

•	negative impact from increased financial pressures on key suppliers.

If the economic, market and geopolitical conditions in the United States and the rest of the world do not improve, or if they continue to deteriorate, the Company may experience material adverse impacts on its business, operating results and financial condition.

(e)	Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. Potential common equivalent shares from weighted average outstanding stock options of 2,206,850 and 2,478,667 for the three and nine months ended September 30, 2008, respectively, and 3,262,749 and 3,353,875 for the three and nine months ended September 30, 2007, respectively, were excluded from the calculation of diluted net loss per share presented in the condensed consolidated statements of operations because their effect would have been anti-dilutive.

(f)	Share-Based Compensation

The Company has in effect incentive plans under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee stock purchase plan for all eligible employees, which was suspended in May 2006. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values.

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

(g)	Recent Accounting Pronouncements

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

8 of 42

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

As of September 30, 2008, the Company had investments in money market funds of $5.3 million classified as a Level 1 and no financial assets or liabilities in the Level 2 or 3 hierarchy.

(3)	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$7,194	$8,187
Work in process	3,864	5,486
Finished goods	4,307	3,772

	$15,365	$17,445

9 of 42

(4)	Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. Other comprehensive loss includes certain changes in the equity of the Company that are excluded from net loss. The components of the Company’s comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(20,956)	$(2,917)	$(31,506)	$(10,372)
Change in unrealized gain on available-for-sale investments, net of related tax effect	—	(218)	—	(407)
Change in foreign currency translation adjustments, net of tax	43	(108)	(135)	(153)

Total comprehensive loss	$(20,913)	$(3,243)	$(31,641)	$(10,932)

(5)	Goodwill, Intangible Assets and Long-lived Assets

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company applies a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis or more frequently if events or circumstances indicate that an impairment loss may have been incurred. With the adoption of SFAS 142, the Company determined that there was a single reporting unit for the purpose of goodwill impairment tests. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If the carrying value of the Company’s net assets is greater than fair value, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value.

During the quarter ended September 30, 2008, based on a combination of factors, including a sustained decline in the Company’s market capitalization, the Company concluded that there were sufficient indicators to require it to perform an interim goodwill impairment analysis as of September 30, 2008. The fair value of the Company was estimated using the market comparable approach, which analyzes the Company’s quoted market prices adjusted for a control premium. The results of the goodwill analysis indicated that there would be no remaining implied value attributable to goodwill. Accordingly, during the three and nine months ended September 30, 2008, the Company impaired the entire goodwill balance and recognized goodwill impairment charges of $12.8 million in the condensed consolidated statement of operations under operating expenses.

Intangible and Long-lived Assets

In accordance with SFAS No. 144, Accounting for Impairment of Long-lived Assets, the Company assesses the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. In connection with completing its goodwill impairment analysis, the Company performed an impairment analysis of its intangible and long-lived assets as of September 30, 2008. The impairment analysis indicated that all of the identified intangible assets were not recoverable and as a result, the Company impaired the carrying values of the identified intangible assets, which resulted in impairment charges on intangibles assets totaling $1.2 million. In addition, the Company recorded an impairment charge of $4.8 million relating to its long-lived assets, of which $3.6 million is associated with the Company’s headquarters building in San Jose, California, with a remaining $1.2 million related to manufacturing and computer equipment. The impairment charges are included in operating expenses in “Impairment charges” in the condensed consolidated statements of operations in the three and nine months ended September 30, 2008.

The Company had amortized its intangible assets on a straight-line basis over their estimated useful lives of up to seventeen years. Aggregate amortization expense for the three months ended September 30, 2008 and 2007 was $31,000 and $42,000, respectively, and for the nine months ended September 30, 2008 and 2007 was $112,000 and $260,000, respectively. Amortization expense is classified as a general and administrative expense in the Company’s condensed consolidated statements of operations.

10 of 42

(6)	Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Insurance deposits	$80	$452
Rental deposits	119	335
Other deposits	234	67

	$433	$854

(7)	Product Warranties Liability

During the nine months ended September 30, 2008, the Company recorded a warranty charge of approximately $1.8 million relating to its CM750 product that had been sold to a significant customer in prior years. The warranty problem was not known until the fourth quarter of 2008, but in accordance with SFAS No. 5, Accounting for Contingencies, the Company recorded a warranty liability of $2.5 million and corresponding charge in the three months ended March 31, 2008, as the information related to this issue was available before the issuance of the Company’s financial statements. During the three months ended September 30, 2008, the Company revised its initial repair estimate down by $0.7 million from $2.5 million to $1.8 million.

Changes in the Company’s liability for product warranties, which is included in other accrued liabilities in the condensed consolidated balance sheets, during the nine months ended September 30, 2008 and 2007 are shown in the schedule below (in thousands).

	Balance at Beginning of Period	Warranty Expense	Warranty Costs	Balance at End of Period
Nine months ended September 30, 2008	$1,454	$2,638	$(1,210)	$2,882
Nine months ended September 30, 2007	$1,656	$1,014	$(1,359)	$1,311

(8)	Short-term Borrowings and Notes Payable

The Company’s Italian subsidiary, Sunrise Telecom, S.r.l., has a loan from the Italian government which bears interest at 2% per year. As of September 30, 2008, the outstanding balance on this loan was $0.4 million and is included in liabilities related to assets held for sale in the condensed consolidated balance sheet. On December 12, 2008, the Company completed the sale of Sunrise Telecom S.r.l to LTE Innovations OY and as a result, the loan from the Italian government was assumed by the buyer. See Note 14, “Assets Held for Sale.”

On August 13, 2007, the Company entered into a $10 million secured revolving credit arrangement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) to improve liquidity and working capital for the Company. The Company may borrow, repay and reborrow under the line of credit facility at any time. The amount that the Company is able to borrow under the Loan Agreement will vary based on the eligible accounts receivable, as defined in the agreement. The borrowing base on the Loan Agreement is $5 million plus 80% of eligible accounts receivable. The line of credit facility bears interest at the bank’s prime rate (5.0% at September 30, 2008). This line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the Loan Agreement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable.

On December 28, 2007, the Loan Agreement was amended to reduce the Company’s tangible net worth requirement from $57 million to $50 million. On August 12, 2008, the Company further amended the Loan Agreement, which was to expire on August 13, 2008, to extend the term of all indebtedness to August 12, 2009. The amendment also reduced the required Quick Ratio Covenant to 0.80:1.00 (from 1:1) and the required minimum Tangible Net Worth Covenant to $44 million for the fiscal quarters ending September 30, 2008 and December 31, 2008 and to $40 million for the fiscal quarters ending March 31, 2009 and June 30, 2009 (from $50 million for all such periods).

As of September 30, 2008, the Company was in default of its Tangible Net Worth Covenant due to the Company’s tangible net worth being less than $44 million. In addition, the Company was in default of the $50 million tangible net worth covenant for the March 31, 2008 and June 30, 2008 periods. Under this revolving credit agreement, there was $4.0 million outstanding as of September 30, 2008 and $2.0 million was outstanding as of February 28, 2009.

11 of 42

On December 12, 2008, the Company and SVB amended the Loan Agreement to extend from November 30, 2008 to December 31, 2008, the period within which the Company is required to establish and maintain its primary domestic banking relationship with SVB and its affiliates, and waived the Company’s default with respect to non-compliance of maintaining banking relationships with SVB as of November 30, 2008. Under the terms of the amendment, SVB consented to the Company’s sale of its entire interest in Sunrise Telecom S.r.l. to LTE Innovations OY. The Company used $2.0 million of the proceeds from the sale to prepay its obligations under the Loan Agreement in December 2008. The amendment does not contain any consent by SVB or waiver of SVB’s rights and remedies with respect to the Company’s default under the Loan Agreement, pursuant to which the Company is required to maintain tangible net worth of $44 million for the quarter ended September 30, 2008. As a result, SVB may at any time declare immediately due and payable all of the Company’s obligations under the Loan Agreement ($2.0 million after the prepayment referenced above), cease extending credit or resort to other rights and remedies under the Loan Agreement. The Company is currently not able to borrow any additional amounts under the Loan Agreement.

(9)	Restructuring

During the first nine months of 2008, the Company initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change its operations to more closely align them with its key strategic focus. The total restructuring charges were $1.4 million during the nine months ended September 30, 2008 and included employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment. The Company completed its restructuring activities during the fourth quarter of 2008. During the nine months ended September 30, 2008, the Company recognized $1.0 million of expense for workforce reduction and $0.4 million of other exit costs associated with restructuring activities in 2008. These expenses are presented as “Restructuring charges” in the Company’s Condensed Consolidated Statements of Operations.

The following table summarizes the activity in the accrued restructuring balance, included in other accrued liabilities in the accompanying condensed consolidated balance sheet, for the nine months ended September 30, 2008 (in thousands):

	Balance as of December 31, 2007	Restructuring Charges	Cash Payments	Non-cash Charges	Balance as of September 30, 2008
Workforce reduction	$—	$1,019	$(967)	$—	$52
Other exit costs	—	377	(184)	(193)	—

	$—	$1,396	$(1,151)	$(193)	$52

(10)	Share-Based Compensation

The purpose of the Company’s various share-based compensation plans is to attract, motivate, retain, and reward high-quality employees and directors by enabling such persons to acquire or increase their proprietary interest in the Company’s common stock in order to strengthen the mutuality of interests between such persons and its stockholders and to provide such persons with annual and long-term performance incentives to focus their best efforts in the creation of stockholder value. Consequently, share-based compensatory awards issued subsequent to the initial award to the Company’s employees are determined primarily on the basis of individual performance. The Company’s share-based compensation plans with outstanding awards consist of its 1993 Stock Option Plan, its 2000 Stock Plan, and its 2000 Employee Stock Purchase Plan.

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales	$2	$5	$7	$16
Research and development	13	28	38	87
Selling and marketing	15	34	52	109
General and administrative	13	22	37	62

Total	$43	$89	$134	$274

The Company has historically issued new shares upon the exercise of stock options or employee stock purchase plan purchases.

12 of 42

Stock Options

In April 2000, the Company’s Board of Directors (the “Board”) approved the adoption of the 2000 Stock Plan (the “Stock Plan”). The Stock Plan became effective upon the Company’s initial public offering in July 2000. The total number of shares reserved for issuance under the Stock Plan equaled 7,750,000 shares of common stock, plus 5,250,000 shares of common stock that remained reserved for issuance under the 1993 stock option plan as of the date the Stock Plan became effective, for a total of 13,000,000 shares. All outstanding options under the 1993 stock option plan are administered under the 2000 Stock Plan but will continue to be governed by their existing terms. As of September 30, 2008, the Company had granted options to purchase 9,846,346 shares of its common stock to its employees, directors, and consultants and 4,761,001 options were canceled and returned to the Stock Plan, leaving 7,914,655 shares available for future grants.

Options may be granted as incentive stock options or nonstatutory stock options at the fair market value of such shares on the date of grant as determined by the Board. Options granted subsequent to 1996 vest over a four-year period, and expire 10 years from the date of grant, or sooner, upon termination of employment or if the stock plan is terminated by the Board.

The options granted under the 1993 stock option plan include a provision whereby the option holders may elect at any time to exercise the option prior to its vesting. Unvested shares so purchased are subject to a repurchase right by the Company at the original purchase price. Such right lapses at a rate equivalent to the vesting period of the original option. As of September 30, 2008, there were no shares issued and subject to repurchase.

The Company has not granted stock options or other share-based awards since August 2005 and option holders have not been permitted to exercise options since December 2005 due to the Company not being current in its SEC filings. Thus, there were no stock options exercised during the three and nine months ended September 30, 2008 and 2007. As of February 28, 2009, management has committed to present to the Compensation Committee of the Board proposed new-hire grants totaling approximately 300,000 shares at an exercise price to be determined at the date of grant upon the Company becoming current in its filings with the SEC.

Upon becoming a Board member, Lyron Bentovim was automatically granted under the Stock Plan an option to purchase 12,000 shares of Company common stock at an exercise price per share equal to the fair market value of its common stock on the date of the Board’s first meeting after the Company becomes current in its public company reporting obligations (the “Pricing Date”). On December 18, 2008, the Board approved an additional award to Mr. Bentovim, consisting of an option to purchase 13,000 shares of Company common stock at an exercise price per share equal to the fair market value of its common stock on the Pricing Date. The Board also granted certain non-employee directors each an option to purchase 36,000 shares of Company common stock at an exercise price equal to the fair market value on the Pricing Date. These options will be granted to each of Henry Huff, Patrick Ang, Robert C. Pfeiffer and Jennifer Walt, who did not receive automatic annual option grants of 12,000 shares under our 2000 Stock Plan in 2006, 2007 or 2008.

Unrecognized compensation expense as of September 30, 2008 was $0.1 million and will be recognized ratably over the expected remaining term of approximately 0.4 years.

(11)	Income Taxes

As of September 30, 2008, income tax liabilities associated with uncertain tax positions were $1,635,000, which would affect the tax rate upon realization. These liabilities are included in long-term income taxes payable in the accompanying condensed consolidated balance sheet. The Company also has unrecognized tax benefits which are netted against deferred tax assets. During the nine months ended September 30, 2008, the Company’s unrecognized tax benefits, not including interest and penalties, increased from $3,885,000 at December 31, 2007 to approximately $4,322,000. The Company records interest related to unrecognized tax benefits in income tax expense and income taxes payable. At December 31, 2007, the Company had approximately $165,000 accrued for estimated interest. No estimated penalties have been accrued. The Company accrued an additional $61,000 of interest in the nine months ended September 30, 2008. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

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

13 of 42

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

The Company files U.S. federal, U.S. state and foreign tax returns. The Company’s major tax jurisdictions are the U.S., California, Canada, Italy, and Taiwan. The Company’s fiscal years 2003 through 2008 remain subject to examination by the IRS for U.S. federal tax purposes, 2002 through 2008 remain subject to examination by the California Franchise Tax Board, 2002 through 2008 remain subject to examination for Canada tax purposes, 2002 through 2008 remain subject to examination for Italy tax purposes, and 2005 through 2008 remain subject to examination for Taiwan tax purposes. The Company is currently under audit in Canada.

(12)	Enterprise Wide Information

Net sales information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$7,067	$9,715	$21,364	$30,795
Canada	373	409	1,643	1,292
Asia/Pacific	3,897	3,757	13,338	12,629
Europe/Africa/Middle East	6,358	8,173	19,886	19,146
Latin America	1,271	880	2,874	2,259

	$18,966	$22,934	$59,105	$66,121

Long-lived assets, which consist of property and equipment, were located in the following geographic regions (in thousands):

	September 30,	December 31,
	2008	2007
United States	$17,563	$21,979
Canada	—	1,163
Taiwan and other Asia/Pacific	2,766	2,735
Europe/Africa/Middle East	231	1,334

	$20,560	$27,211

14 of 42

In the third quarter of 2008, the Company closed its Montreal, Canada office, transferring some of the fixed assets previously located at this office to other Company locations. Additionally, the Company classified the assets and liabilities of its Italian subsidiary, Sunrise Telecom S.r.l., as held for sale during the third quarter of 2008. See note 14, “Assets Held for Sale” for more details.

Net sales information by product category is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Wireline access	$6,719	$9,581	$21,575	$22,918
Cable broadband	4,026	6,398	14,307	22,629
Fiber optics	5,757	4,337	17,112	16,278
Signaling	2,464	2,618	6,111	4,296

	$18,966	$22,934	$59,105	$66,121

No customer accounted for 10 % or more of the Company’s sales during the three and nine months ended September 30, 2008. Verizon Communications, Inc. accounted for 17% of the Company’s sales during the nine months ended September 30, 2007 and no customer accounted for 10% or more of the Company’s sales during the three months ended September 30, 2007.

(13)	401(k) Plan

In 1996, the Company adopted a 401(k) Plan (the “Plan”). Participation in the Plan is available to all full-time employees. Each participant may elect to contribute up to 15% of his or her annual salary, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the Plan, which vest over a six-year period beginning on the employee’s date of hire. The Plan does not provide participants with an election to use their contributions to purchase the Company’s stock. The Company made contributions to the Plan of $0.1 million and $0.1 million during the three months ended September 30, 2008 and 2007, respectively, and $0.4 million and $0.4 million during the nine months ended September 30, 2008 and 2007, respectively. In November 2008, the Company suspended contributions to the Plan.

(14)	Assets Held for Sale

Under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), the Company reports assets and liabilities to be disposed of by sale under the caption of “held for sale” and recognizes those assets and liabilities in the condensed consolidated balance sheet at the lower of carrying amount or fair value, less cost to sell. Assets classified as held for sale are not depreciated. As of September 30, 2008, the Company met the criteria to classify assets as held for sale relating to its wholly-owned Italian subsidiary, Sunrise Telecom S.r.l. (“Protocol Products Group” or “PPG”) in the accompanying condensed consolidated balance sheet.

On November 19, 2008, the Company and LTE Innovations OY (“LTE”) entered into a Participation Purchase Agreement (“Purchase Agreement”) pursuant to which the Company agreed to sell PPG to LTE for approximately 8.0 million Euros, or approximately $10.7 million in cash, of which approximately $1.6 million will be held in escrow for up to fifteen months to secure indemnities under the Purchase Agreement. The closing of the transaction occurred on December 12, 2008. The Company used $2.0 million of the proceeds from the sale to repay its borrowings outstanding under the Loan Agreement with SVB in December 2008. The Company expects to incur significant continuing direct cash inflows related to the disposed entity as a result of the continuation of the distribution of PPG’s products in the U.S. by the Company. Therefore, the disposal does not meet the criteria to classify the results of operations of PPG, as well as its assets and liabilities, as a discontinued operation. The Company expects to recognize a gain of approximately $8.0 million on the sale of PPG in the fourth quarter of 2008.

15 of 42

The following table presents the items which are reflected as assets and liabilities held for sale in the condensed consolidated balance sheet as of September 30, 2008 (in thousands):

September 30, 2008
Accounts receivable, net	$140
Inventories	1,144
Other current assets	453

Current assets held for sale	1,737

Property and equipment, net	805
Other assests	419

Noncurrent assets held for sale	1,224

Total assets held for sale	$2,961

Current portion of notes payable	$166
Accounts payable	509
Deferred revenue	642
Other accrued liabilities	1,959

Current liabilities related to assets held for sale	3,276
Noncurrent liabilities related to assets held for sale	252

Total liabilities related to assets held for sale	$3,528

(15)	Legal Proceedings and Contingencies

Cash Payments for Expired Employee Stock Options

Certain current and former employees have expired unexercised stock options that, but for the Company’s inability to issue stock, may have realized gains from the exercise of those options. During the second quarter of 2008, the Company’s Board of Directors approved a plan to offer cash compensation to those affected current and former employees provided that they execute and return a limited release of potential claims. The proposed compensation being offered represents the difference between (i) the average closing price of the Company’s common stock during the applicable period (further defined below) and (ii) the exercise price of the option (assuming the option was “in-the-money”), multiplied by the number of shares that were vested under the option at the beginning of the applicable period. If an option expired 30 days after termination of employment, the applicable period is the 30 days following termination of employment. If an option expired 90 days after termination of employment, the applicable period is the 90 days following termination of employment. If an option expired during employment because of its ten-year term, the applicable period is the 30 days prior to the expiration of the option. In December 2008, the Company made payments aggregating $0.2 million to settle such option liability, which was expensed in the second quarter of 2008.

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

16 of 42

In February 2008, the parties attempted to resolve the litigation through mediation, but were unsuccessful. In May 2008, the court granted the Company’s motion to dismiss the plaintiff’s claims for a third time based on the insufficiency of the complaint, but left the plaintiff with the ability to further amend the complaint. In June 2008, Stovall filed a third amended complaint alleging similar legal claims arising primarily out of the historic stock option grant practices of the Company, including prior to the Company’s initial public offering. In August 2008, the court denied the Company’s motion to dismiss the plaintiff’s claims against it and the individual defendants. In October 2008, the court denied the individual defendants’ motion to dismiss the plaintiff’s claims and allowed plaintiff’s claims to proceed. In January 2009, the Company answered the complaint with a general denial and asserted all available affirmative defenses. In February 2009, the court granted the motion of one individual defendant to compel arbitration of the claims against him, and the other individual defendants filed a motion to separately try the issues related to the plaintiff’s standing to sue. The court has not yet ruled on that motion.

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of September 30, 2008, as a loss is not considered probable or estimable.

Settlement with Wind River, Inc.

In June 2008, one of the Company’s suppliers, Wind River, Inc. (“Wind River”) asserted that the Company may have under reported and under paid royalties, after conducting a license compliance review. The Company reviewed the relevant license agreements and disputed Wind River’s claims.

On October 30, 2008, the Company and Wind River entered into a Settlement Agreement and Target Application License Agreement. Through these agreements, the Company and Wind River resolved the dispute regarding the amount of royalties the Company owed Wind River for the Company’s prior use and distribution of applicable products. Under the terms of the Settlement Agreement, the Company agreed to pay approximately $0.4 million as full payment for licenses distributed by the Company to end user customers during the period from January 1, 1998 through March 31, 2008. The Company expensed this amount in cost of sales in the three months ended March 31, 2008. Under the terms of the Settlement Agreement, upon the Company’s payment of an additional $0.3 million, Wind River granted the Company the perpetual right to reproduce and distribute an unlimited number of copies of specified products for use in specified products of the Company to end user customers in the future. The Company will capitalize and amortize this amount as products are sold to end users.

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

17 of 42

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

Our net sales for the nine months ended September 30, 2008 decreased $7.0 million, or 11%, from net sales for the same period in 2007. Our backlog at September 30, 2008 increased to $17.0 million, a $5.7 million increase from the backlog of $11.3 million at September 30, 2007. Backlog increased $3.9 million from the previous quarter backlog of $13.1 million at June 30, 2008. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in the amount of backlog orders for our products from quarter to quarter.

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

18 of 42

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of customers. No single customer accounted for 10% or more of our net sales during the three and nine months ended September 30, 2008. Verizon Communications, Inc. accounted for 17% of our net sales during the nine months ended September 30, 2007 and no single customer accounted for 10% or more of our net sales during the three months ended September 30, 2007. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers. These large customers have substantial negotiating leverage and the ability to obtain concessions that may negatively affect our business and products. We have occasionally offered terms and conditions, such as extended payment terms, that can impact our revenue recognition, margins and/or cash flows.

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

19 of 42

We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon the square footage of facilities used or the headcount in each of these areas. These allocated charges include facility rent, utilities, communications charges, and depreciation expenses for our building, equipment, and office furniture.

During the first nine months of 2008, we initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus. The total restructuring charges were approximately $1.4 million and include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2008 and 2007

Net Sales by Product Category

Our net sales by product category for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 are summarized as follows (in thousands, except percentages):

	Three Months Ended September 30		Variance in Dollars	Variance in Percent	Nine Months Ended September 30		Variance in Dollars	Variance in Percent
	2008	2007			2008	2007
Wireline access	$6,719	$9,581	$(2,862)	(30)%	$21,575	$22,918	$(1,343)	(6)%
Cable broadband	4,026	6,398	(2,372)	(37)%	14,307	22,629	(8,322)	(37)%
Fiber optics	5,757	4,337	1,420	33%	17,112	16,278	834	5%
Signaling	2,464	2,618	(154)	(6)%	6,111	4,296	1,815	42%

	$18,966	$22,934	$(3,968)	(17)%	$59,105	$66,121	$(7,016)	(11)%

Net sales decreased 17% to $19.0 million and decreased 11% to $59.1 million for the three and nine months ended September 30, 2008, respectively, from the same periods in 2007. The decreases in sales were primarily attributable to decreased demand for both cable broadband and wireline access products related to the deployment of triple play services. The increase in signaling products for the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to increased sales of our TAMS system products as the functionality of this product has been expanded significantly causing higher demand. The increase in fiber optics products for the three and nine months ended September 30, 2008 compared to the same periods in 2007 were primarily due to increased sales of Ethernet and SDH product lines. During the three and nine months ended September 30, 2008 and 2007, our sales were not significantly affected by changes in prices. We expect that our net sales of signaling products will decrease in future periods as a result of the sale of our Protocol Products Group in December 2008.

Net Sales by Geography

Our net sales by geographic areas for the three and nine months ended September 30, 2008 and 2007 are summarized as follows (in thousands, except percentages):

	Three Months Ended September 30		Variance in Dollars	Variance in Percent	Nine Months Ended September 30		Variance in Dollars	Variance in Percent
	2008	2007			2008	2007
United States	$7,067	$9,715	$(2,648)	(27)%	$21,364	$30,795	$(9,431)	(31)%
Canada	373	409	(36)	(9)%	1,643	1,292	351	27%
Asia/Pacific	3,897	3,757	140	4%	13,338	12,629	709	6%
Europe/Africa/Middle East	6,358	8,173	(1,815)	(22)%	19,886	19,146	740	4%
Latin America	1,271	880	391	44%	2,874	2,259	615	27%

	$18,966	$22,934	$(3,968)	(17)%	$59,105	$66,121	$(7,016)	(11)%

The decrease in the North American sales for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 is primarily due to lower sales of cable broadband and wireline access products in the three months ended September 30, 2008 and lower sales of cable broadband products, wireline access and fiber optics products in the nine months ended September 30, 2008. The lower sales of cable broadband products is primarily attributable to decreased demand for test equipment related to the deployment of triple play services and to delays in new product introductions. The decrease in sales in Europe/Africa/Middle East for the three months ended September 30, 2008 as compared to the same period in 2007 is primarily due to decreased sales of wireline access and signaling products. The increase in sales in Europe/Africa/Middle East for the nine months ended September 30, 2008 as compared to the same period in 2007 is primarily due to increased sales across all product groups. Sales to Latin America remain a small part of our business, and small changes in order volume from this region can represent large percentage fluctuations.

20 of 42

International sales, including sales to Canada, decreased to $11.9 million, or 63% of net sales, for the three months ended September 30, 2008, from $13.2 million, or 58% of net sales, for the three months ended September 30, 2007 and increased to $37.7 million or 64% of net sales, for the nine months ended September 30, 2008, from $35.3 million, or 53% of net sales, for the nine months ended September 30, 2007.

Cost of Sales

	Three Months Ended September 30		Variance in Dollars	Variance in Percent	Nine Months Ended September 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007			2008	2007
Cost of Sales	$8,201	$8,636	$(435)	(5)%	$27,131	$24,897	$2,234	9%
Percentage of net sales	43%	38%			46%	38%

Cost of sales decreased $0.4 million to $8.2 million for the three months ended September 30, 2008 compared to $8.6 million for the same period in 2007. Gross margins were 57% and 62% of net sales for the three months ended September 30, 2008 and 2007, respectively. The lower gross margin during the three months ended September 30, 2008 as compared to the same period in 2007 was primarily the result of recording a charge of $1.5 million for excess and obsolete inventory, partially offset by a reduction in warranty expense of $0.7 million due to a change in estimate of repair costs for the CM750 product. Gross margins are expected to be under continued pressure through the remainder of 2008 as product mix, new product introductions and the regulatory impact on components adversely impact margins. Margins are expected to be at approximately 60-65% in 2009, although the worldwide recession threatens demand and competition may harm our margins.

Cost of sales increased $2.2 million to $27.1 million for the nine months ended September 30, 2008 compared to $24.9 million for the same period in 2007. Gross margins were 54% and 62% of net sales for the nine months ended September 30, 2008 and 2007, respectively. The lower gross margin percentage was primarily the result of a charge of $2.5 million for excess and obsolete inventory, a product warranty charge of $1.8 million relating to the CM750 product sold to a significant customer in prior years, a royalty settlement of $0.4 million with Wind River, Inc. and higher material costs as a percentage of net sales due to changes in the mix of products sold, partially offset by lower headcount-related expenses of $0.5 million.

Research and Development

	Three Months Ended September 30		Variance in Dollars	Variance in Percent	Nine Months Ended September 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007			2008	2007
Research and development	$4,404	$5,935	$(1,531)	(26)%	$14,674	$17,829	$(3,155)	(18)%
Percentage of net sales	23%	26%			25%	27%

Research and development (“R&D”) expenses decreased during the three months ended September 30, 2008 compared to the same period in 2007 primarily due to lower headcount-related expenses of $1.1 million in the United States and at some of our international locations and decreased prototype expenses of $0.3 million. R&D expenses decreased during the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to lower headcount-related expenses of $2.0 million in the United States and at some of our international locations, decreased prototype expenses of $0.7 million and reduced spending for outside services of $0.3 million. R&D expenses tend to fluctuate from period to period, depending on requirements at the various stages of our product development cycles. R&D expenses are expected to decline further in future periods as a result of our actions taken at the end of 2008 to streamline product development activity and more narrowly focus our business.

Selling and Marketing

	Three Months Ended September 30		Variance in Dollars	Variance in Percent	Nine Months Ended September 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007			2008	2007
Selling and marketing	$5,713	$7,256	$(1,543)	(21)%	$18,439	$21,323	$(2,884)	(14)%
Percentage of net sales	30%	32%			31%	32%

Selling and marketing expenses decreased during the three months ended September 30, 2008 compared to the same period in 2007 primarily due to decreased commission costs of $0.7 million, lower headcount-related expenses of $0.5 million and reduced spending for outside services of $0.2 million. The decrease for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to decreased commission costs of $1.4 million, reduced spending for outside services of $0.4 million, lower headcount-related expenses of $0.3 million and decreased depreciation expense of $0.3 million. We expect our selling and marketing expenses to decrease further in 2009 as we reduce our direct sales force.

21 of 42

General and Administrative

	Three Months Ended September 30		Variance in Dollars	Variance in Percent	Nine Months Ended September 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007			2008	2007
General and administrative	$3,639	$4,458	$(819)	(18)%	$13,068	$13,741	$(673)	(5)%
Percentage of net sales	19%	19%			22%	21%

General and administrative (“G&A”) expenses decreased during the three months ended September 30, 2008 compared to the same period in 2007 primarily due to decreased legal expense of $0.6 million, lower headcount-related expenses of $0.4 million and decreased spending for outside services of $0.3 million, partially offset by increased spending for accounting and audit related professional services of $0.3 million. G&A expenses decreased during the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to decreased legal expense of $1.6 million as a result of lower litigation expenses and lower headcount-related expenses of $0.3 million, partially offset by increased spending for accounting, tax and audit related professional services of $1.2 million related to getting current with regulatory filings with the SEC. We expect our G&A expenses to decrease in 2009 as we consolidate certain G&A functions as a result of our restructuring actions taken in 2008 and as our legal expenses continue to decline.

Restructuring Charges

	Three Months Ended September 30		Variance in Dollars	Variance in Percent	Nine Months Ended September 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007			2008	2007
Restructuring charges	$157	$—	$157	—	$1,396	$—	$1,396	—
Percentage of net sales	1%	—			2%	—

During the first half 2008 and subsequently, we initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus. The total restructuring charges are estimated to be approximately $2.1 million and include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment. During the nine months ended September 30, 2008, we recognized $1.0 million of expense for workforce reduction and $0.4 million of other exit costs associated with restructuring activities in 2008.

Impairment Charges

	Three Months Ended September 30		Variance in Dollars	Variance in Percent	Nine Months Ended September 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007			2008	2007
Impairment charges	$18,796	$—	$18,796	—	$18,796	$—	18,796	—
Percentage of net sales	99%	—			32%	—

During the three months ended September 30, 2008, based on a combination of factors, including a sustained decline in our market capitalization and the current economic environment, we concluded that there were sufficient indicators to require us to perform an impairment analysis of goodwill, intangible assets and long-lived assets as of September 30, 2008. Based on the results of the goodwill and intangible assets analysis, we wrote-off the entire goodwill and intangible assets balances and recognized impairment charges of $14.0 million. In addition, we recorded an impairment charge of $4.8 million related to long-lived assets that were partially impaired as of September 30, 2008. Refer to Note 5, Goodwill, Other Intangible Assets and Long-lived Assets, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Other Income, Net

	Three Months Ended September 30		Variance in Dollars	Variance in Percent	Nine Months Ended September 30		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007			2008	2007
Other income (expense), net	$(1,041)	$1,187	$(2,228)	(188)%	$1,137	$2,077	$(940)	(45)%
Percentage of net sales	(5)%	5%			2%	3%

Other income (expense), net primarily consists of interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income (expense), net was a net expense for the three months ended September 30, 2008 compared to net income in the same period in 2007, primarily due to the impact of currency fluctuations of $1.6 million in the three months ended September 30, 2008 and realized gains of $0.3 million on the sale of Top Union stock recognized in the three months ended September 30, 2007. Other

22 of 42

income (expense), net decreased for the nine months ended September 30, 2008 compared to the same period in 2007, primarily due to a reduction of $0.5 million in interest income earned in 2008 due to lower interest rates and investment balances and realized gains of $0.6 million on the sale of Top Union stock recognized in the nine months ended September 30, 2007.

Income Tax Expense (Benefit)

Income tax expense consisted primarily of state and foreign income taxes. We recorded an income tax benefit of $2.0 million and $1.8 million, respectively, for the three and nine months ended September 30, 2008 primarily as a result of the reversal of deferred tax liabilities as a result of the impairment of goodwill in the three months ended September 30, 2008, compared to income tax expense of $0.8 million and $0.8 million, respectively, for the same periods in 2007.

Liquidity and Capital Resources

Liquidity Overview

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have incurred significant losses from operations from 2002 through 2008, which has adversely impacted our liquidity and has significantly reduced our cash and cash equivalents. We have managed our liquidity during this time through a series of cost reduction initiatives, obtaining a secured revolving credit arrangement with a financial institution and the sale of assets. The recession in the United States and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment in 2008. Our liquidity position, as well as our operating performance, was negatively affected by these economic conditions and by other financial and business factors, many of which are beyond our control. We do not believe it is likely that these adverse economic conditions will improve significantly during 2009. If our revenues and gross profit levels decline further in 2009 and we are unable to sufficiently reduce operating expenses, we would continue to use cash in operating activities in 2009, further reducing our liquidity and cash and cash equivalents. As a result, we may become unable to pay our operating expenses on a timely basis due to a lack of sufficient liquidity.

We have taken actions in 2008 to both conserve cash and generate incremental cash flows. Such actions include the sale of our wholly-owned Italian subsidiary in December 2008 and restructuring activities during 2008 intended to reduce costs and improve operating efficiencies. We intend to pursue further sales of assets to generate cash, and are exploring strategic alternatives to enhance stockholder value, including a sale of the Company. We also intend to pursue obtaining a waiver of the default under our revolving credit agreement with Silicon Valley Bank (“SVB”), as well as obtaining an extension of the agreement, which otherwise expires August 12, 2009. However, there can be no assurance that we will be successful with our plans.

Our significant operating losses and resulting negative cash flows from operating activities, among other factors, raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Requirements and Capital Resources

At September 30, 2008 and December 31, 2007, we had working capital of $18.3 million and $32.0 million, respectively, and cash and cash equivalents of $10.7 million and $16.0 million, respectively.

On August 13, 2007, we entered into a $10 million secured revolving credit arrangement (“Loan Agreement”) SVB to improve our liquidity and working capital. We may borrow, repay and re-borrow under the line of credit facility at any time. The amount that we are able to borrow under the Loan Agreement will vary based on the eligible accounts receivable, as defined in the agreement. The borrowing base on the revolving credit agreement is $5 million plus 80% of eligible accounts receivable. The line of credit facility bears interest at the bank’s prime rate (5.0% at September 30, 2008). This line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the Loan Agreement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable.

On December 28, 2007, the Loan Agreement was amended to reduce our tangible net worth requirement from $57 million to $50 million. On August 12, 2008, we further amended our Loan Agreement, to extend the term of all indebtedness to August 12, 2009. The amendment also reduced the required Quick Ratio Covenant to 0.80:1.00 (from 1:1) and the required minimum Tangible Net Worth Covenant to $44 million for the fiscal quarters ending September 30, 2008 and December 31, 2008 and to $40 million for the fiscal quarters ending March 31, 2009 and June 30, 2009 (from $50 million for all such periods).

23 of 42

As of September 30, 2008, we were in default of our Tangible Net Worth Covenant due to our tangible net worth being less than $44 million. In addition, we were in default of the $50 million Tangible Net Worth Covenant for the March 31, 2008 and June 30, 2008 periods and expect to be in default of the $44 million Tangible Net Worth Covenant for the December 31, 2008 period. Under this revolving credit agreement, there was $4.0 million outstanding as of September 30, 2008 and $2.0 million outstanding as of February 28, 2009.

On December 12, 2008, we further amended the Loan Agreement with SVB to extend from November 30, 2008 to December 31, 2008, the period within which we are required to establish and maintain our primary domestic banking relationship with SVB and its affiliates, and SVB waived our default with respect to non-compliance of maintaining banking relationships with SVB as of November 30, 2008. Under the terms of the amendment, SVB consented to the sale of our entire interest in our wholly-owned Italian subsidiary, Sunrise Telecom S.r.l. (“Protocol Products Group” or “PPG”) to LTE Innovations OY (“LTE”). We used $2.0 million of the proceeds from the sale to prepay our obligations under the Loan Agreement in December 2008. The amendment does not contain any consent by SVB or waiver of SVB’s rights and remedies with respect to our default under the Loan Agreement, pursuant to which we are required to maintain tangible net worth of $44 million for the quarter ended September 30, 2008. As a result, SVB may at any time declare immediately due and payable all of our obligations under the Loan Agreement (approximately $2.0 million after the prepayment referenced above), cease extending credit or resort to other rights and remedies under the Loan Agreement. Currently, we are not able to borrow any additional amounts under the Loan Agreement.

During the first nine months of 2008, we initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus. The total restructuring charges are approximately $1.4 million and include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment.

On November 19, 2008, the Company and LTE entered into a Participation Purchase Agreement (“Purchase Agreement”) pursuant to which we agreed to sell our Italy-based Protocol Products Group to LTE for approximately 8.0 million Euros, or approximately $10.7 million in cash, of which approximately $1.6 million will be held in escrow for up to fifteen months to secure indemnities under the Purchase Agreement. The closing of the transaction occurred on December 12, 2008. We used $2.0 million of the proceeds from the sale to repay our borrowings outstanding under the Loan Agreement with SVB in December 2008.

Sources and Uses of Cash

In general, we have financed our operations and capital expenditures primarily using cash flows generated by our operating activities and available credit facilities. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts. To date, we have experienced no loss of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Cash used in operating activities of $6.2 million during the nine months ended September 30, 2008 was primarily attributable to our net loss of $31.5 million and a reduction in our deferred tax liabilities of $1.8 million, offset by non-cash items including impairment charges of $18.8 million, depreciation and amortization of $3.1 million, provision for losses on accounts receivable of $0.5 million, and restructuring charges of $0.2 million and further offset by decreases in working capital of $4.1 million. Cash used in operating activities of $4.5 million during the nine months ended September 30, 2007 was primarily attributable to our net loss of $10.4 million, offset by non-cash items including depreciation and amortization of $3.5 million, loss on disposal of property and equipment of $0.7 million, deferred income taxes of $0.5 million, provision for losses on accounts receivable of $0.3 million and further offset by decreases in working capital of $1.2 million.

Cash used in investing activities of $2.7 million during the nine months ended September 30, 2008 was primarily for capital expenditures of $2.5 million. During the nine months ended September 30, 2007, cash provided by investing activities of $0.8 million was primarily attributable to proceeds of $5.5 million from sales of short-term investments and marketable securities, offset by $3.5 million in cash used for capital expenditures and $1.0 million of purchases of short-term investments. As of September 30, 2008, we had no plans for nonrecurring capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash provided by financing activities of $3.8 million during the nine months ended September 30, 2008 was primarily attributable to proceeds of $4.0 million from our credit facility, offset by the repayment of $0.2 million on notes payable. During the nine months ended September 30, 2007, cash used in financing activities was the result of repayment of $0.2 million on notes payable.

24 of 42

Debt Instruments, Guarantees, and Related Covenants

Our outstanding debt at September 30, 2008 consisted primarily of $4.0 million outstanding under our Loan Agreement with SVB. The $0.4 million loan from the Italian government for research and development use is included in liabilities related to assets held for sale in the condensed consolidated balance sheet as of September 30, 2008. On December 12, 2008, we completed the sale of Sunrise Telecom S.r.l. to LTE Innovations OY and as a result, the loan from the Italian government was assumed by the buyer. We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook, or an inability to achieve such changes, which would have any significant impact on our operations.

On August 13, 2007, we entered into a $10 million revolving credit arrangement and line of credit facility with Silicon Valley Bank. It is collateralized by substantially all of our assets. Under this revolving credit agreement, there was $4.0 million outstanding as of September 30, 2008 and $2.0 million outstanding as of December 31, 2008.

On December 12, 2008, we amended the Loan Agreement with SVB to extend from November 30, 2008 to December 31, 2008, the period within which we are required to establish and maintain our primary domestic banking relationship with SVB and its affiliates, and SVB waived our default with respect to non-compliance of maintaining banking relationships with SVB as of November 30, 2008. Under the terms of the amendment, SVB consented to the sale of our entire interest in Sunrise Telecom S.r.l. to LTE Innovations OY. We used $2.0 million of the proceeds from the sale to prepay our obligations under the Loan Agreement in December 2008. The amendment does not contain any consent by SVB or waiver of SVB’s rights and remedies with respect to our default under the Loan Agreement, pursuant to which we are required to maintain tangible net worth of $44 million for the quarter ended September 30, 2008. As a result, SVB may at any time declare immediately due and payable all of our obligations under the Loan Agreement ($2.0 million after the prepayment referenced above), cease extending credit or resort to other rights and remedies under the Loan Agreement. SVB is currently not allowing us to borrow any additional amounts under the Loan Agreement.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Contractual Obligations

During the three and nine months ended September 30, 2008, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, liability for uncertain tax positions or any other long-term liabilities reflected on our condensed consolidated balance sheet.

As of September 30, 2008, the liability for unrecognized tax benefits was $1.9 million, including accrued interest. No cash payment is expected to be paid within one year.

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

25 of 42

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Effective January 1, 2008, we adopted the provisions of SFAS 159 but did not choose the fair value option and therefore, there was no impact on our condensed consolidated financial statements.

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

Foreign Currency Risk

We sell our products in North America, the Asia/Pacific region, Latin America, Africa, the Middle East, and Europe and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a portion of our sales denominated in Euros, the Canadian dollar, Japanese yen, Korean won, and other currencies, which are also affected by changes in currency exchange rates. To hedge these risks, we have, at certain times, used derivative financial instruments. During the three and nine months ended September 30, 2008, we had no material derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered in this report, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and determined that, as a result of the material weaknesses in internal control over financial reporting described below, as of September 30, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

26 of 42

Controls at division level

During the course of our external audits for fiscal 2005, 2006 and 2007, our external auditors identified several adjustments associated with our Broadband operating division. In addition, revenue classification errors associated with this division caused a material error in the financial results for the first quarter of 2007 provided in our first quarter 2007 earnings release. We believe these errors were the result of various control weaknesses, including inadequate controls over staffing requirements and policies regarding timely replacement of financial personnel. We consider these control deficiencies to be significant and in aggregate led to a material weakness in our internal control over financial reporting as of September 30, 2008.

We took the following actions during 2007 to improve our internal controls at this division at that time:

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

Subsequent to September 30, 2008, we instituted additional internal control policies and procedures intended to remediate the material weakness. Specifically, management moved the accounting functions previously performed at the Broadband division to the corporate headquarters to provide improved oversight of financial reporting resulting in the elimination of our Broadband controller and a change in many of our business processes.

CHANGES IN INTERNAL CONTROL

In the third quarter of 2008, our telecom products group controller responsible for the financial processes of the group and our corporate director of tax both resigned. Also, in the fourth quarter of 2008, our corporate controller resigned. In a similar fashion, several of our key operational employees at our headquarters location have been replaced during 2008. These employees are responsible for managing our inventories, and driving our worldwide supply chain. In our opinion, although we have put capable, qualified people in place to continue to perform all these business and reporting processes, these new employees are less familiar with the details of our business and processes, as well as the details of its recent history. These new employees are responsible for or support the creation of this Form 10-Q report and subsequent filings in 2008. We believe that we have a higher risk at this time of having unknown financial reporting problems as a result of the turnover experienced in our finance and operations function. There were no other changes in internal control over financial reporting during the third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

27 of 42

PART II. OTHER INFORMATION

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

In February 2008, the parties attempted to resolve the litigation through mediation, but were unsuccessful. In May 2008, the court granted the Company’s motion to dismiss the plaintiff’s claims for a third time based on the insufficiency of the complaint, but left the plaintiff with the ability to further amend the complaint. In June 2008, Stovall filed a third amended complaint alleging similar legal claims arising primarily out of the historic stock option grant practices of the Company, including prior to the Company’s initial public offering. In August 2008, the court denied the Company’s motion to dismiss the plaintiff’s claims against it and the individual defendants, but did not rule on the individual defendants’ motion to dismiss the plaintiff’s claims. In October 2008, the court denied the individual defendants’ motion to dismiss the plaintiff’s claim and allowed the plaintiff to proceed. In January 2009, the Company answered the complaint with a general denial and asserted all available affirmative defenses. In February 2009, the court granted the motion of one individual defendant to compel arbitration of the claims against him, and the other individual defendants filed a motion to separately try the issues related to the plaintiff’s standing to sue. The court has not yet ruled on that motion.

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of September 30, 2008 as a loss is not considered probable or estimable.

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

28 of 42

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

Going Concern—Our ability to continue as a going concern is at risk.

Our condensed consolidated financial statements were prepared assuming that we will continue as a going concern. Our recurring losses from operations over many years and our inability to generate sufficient cash flows to meet our obligations creates substantial doubt about our ability to sustain our operations and continue as a going concern. The global economic downturn has created a substantially more difficult business environment in 2008, affecting our liquidity position and operating performance. We believe it is unlikely that these adverse economic conditions will improve significantly in 2009, and if our revenues and gross profit levels decline further and we are unable to reduce operating expenses sufficiently, we may become unable to pay our operating expenses on a timely basis due to a lack of sufficient liquidity. Our cost reduction initiatives, credit arrangements and asset sales may not provide sufficient liquidity for us to continue as a going concern.

Liquidity—Our lack of liquid funds and other sources of financing may limit our ability to maintain our existing operations, grow our business and compete effectively.

Our continued losses reduced our cash and cash equivalents in 2007 and 2008. As of December 31, 2008, we had approximately $10.0 million in cash and cash equivalents and $2.0 million outstanding under our bank lending facility. In order to meet our liquidity needs, we may be required to sell assets, or to borrow on potentially unfavorable terms, to finance our capital expenditures and working capital needs for our business. We may be unable to sell assets, or unable to borrow at favorable terms, if at all, to meet these needs. As a result, we may become unable to pay our ordinary expenses, including our debt service, on a timely basis. Our current lack of liquidity could harm us by:

•	increasing our vulnerability to adverse economic conditions in our industry or the economy in general;

•	requiring substantial amounts of cash to be used for debt service or debt repayment, rather than other purposes, including operations;

•	limiting our ability to plan for, or react to, changes in our business and industry; and

•	influencing investor and customer perceptions about our financial stability and limiting our ability to obtain financing or acquire customers.

We have been delisted from NASDAQ and we have not been in compliance with SEC reporting requirements, making it generally more difficult to obtain equity or debt financing on financially attractive or acceptable terms. Further, the recent downturn in the equity and debt markets generally makes it more difficult for us to obtain financing through the issuance of equity or debt securities in the capital markets. We cannot be certain that additional financing will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be a material adverse impact on our business and operations. We also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

On December 12, 2008, we amended our Loan Agreement with SVB to extend from November 30, 2008 to December 31, 2008, the period within which we are required to establish and maintain our primary domestic banking relationship with SVB and its affiliates, and SVB waived our default under the Loan Agreement with respect to non-compliance of maintaining banking relationships with SVB as of November 30, 2008. Under the terms of the amendment, SVB consented to the sale of our entire interest in Sunrise Telecom S.r.l. to LTE Innovations OY. We used $2.0 million of the proceeds from the sale to prepay our obligations under the Loan Agreement in December 2008. The amendment does not contain any consent by SVB or waiver of SVB’s rights and remedies with respect to our default under the Loan Agreement, pursuant to which we are required to maintain tangible net worth of $44 million for the quarter ended September 30, 2008. As a result, SVB may at any time declare immediately due and payable all of our obligations under the Loan Agreement ($2.0 million after the prepayment referenced above), cease extending credit or resort to other rights and remedies under the Loan Agreement. SVB is currently not allowing us to borrow any additional amounts under the Loan Agreement.

Stock Option Granting Practices—Our investigation of our historical stock option granting practices and resulting financial restatements and litigation have had, and may continue to have, a material adverse effect on our business, financial condition and results of operations.

29 of 42

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

Material Weaknesses in Internal Control over Financial Reporting—We have identified material weaknesses in our internal control over financial reporting in the past and cannot assure you that additional material weaknesses will not be identified in the future. If our internal controls are not effective, there may be material errors in our financial statements that are not identified in a timely manner and that could require restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information, any of which could lead to a decline in our stock price.

Management concluded that there remained a material weakness in our internal control over financial reporting as of September 30, 2008 and as a result, the Company did not maintain effective internal control over financial reporting as of those periods. We identified a material weakness in our internal control over financial reporting associated with deficiencies in our staffing requirements and policy regarding the timely filling of key financial positions at one of our operating divisions which impacted the preparation of our consolidated financial statements.

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

30 of 42

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

Delisting from NASDAQ and Compliance with SEC Reporting Requirements—Our common stock was delisted from the NASDAQ Stock Market, which could adversely affect the price of our stock and the ability of our stockholders to trade in our stock. From time to time, we have not been in compliance with SEC reporting requirements and if we are unable to remain in compliance with SEC reporting requirements, there may be a material adverse effect on us and our stock price.

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

From time to time, we have not been current in the filing of our periodic reports with the SEC, and our efforts to become current have required and will continue to require substantial management time and attention as well as additional accounting and legal expense. In addition, if we are unable to remain current in our filings with the SEC, we may face several adverse consequences. If we are unable to remain current in our filings with the SEC, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities.

Personnel Retention—Because we are not listed on a national exchange, have steadily lost money in recent years, and have begun to borrow money, we could have problems hiring and retaining our personnel.

We may face challenges in hiring and retaining qualified personnel due to the restatement, the related internal investigations, ongoing losses, lowering cash balances and our delisting from NASDAQ. We depend on our employees and on our ability to attract and retain highly qualified personnel. Due to these problems, it has become, and may continue to be, more difficult to retain key personnel, including members of our finance and management team. Our continued losses from operations and lack of liquid funds may further disrupt our hiring and retention of key personnel. Our inability to hire qualified personnel and retain existing key personnel has disrupted, and may continue to disrupt, our ability to effectively manage our business and to complete our outstanding periodic reports. In addition, the loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect our ability to sell, our products.

We will not apply to relist our common stock on a national securities exchange until we have filed all reports required to be filed with the SEC. There can be no assurance that we will be able to obtain listing of our common stock on a national securities exchange. We may decide it is not in our stockholders’ best interests to apply for a listing on a national securities exchange once we become current with our SEC reporting requirements. Any decision we make not to apply to relist our common stock on a national securities exchange could result in our inability to retain and hire key personnel.

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

31 of 42

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

If we do not properly implement practices and controls with respect to compliance with the FCPA and similar laws, or if we fail to enforce those practices and controls properly, we may be subject to regulatory sanctions. For example, the SEC and the U.S. Department of Justice (the “DOJ”) may assert that we have violated the FCPA, which could lead to fines against us and other penalties or remedies, such as appointment of a monitor or suspension of our ability to contract with U. S. or foreign governmental agencies. Investigations or sanctions by the SEC and DOJ in connection with FCPA enforcement, and internal investigations into whether or not violations have occurred, can be expensive and time-consuming. Any of these outcomes may have an adverse effect on our business, and could adversely affect our financial results and financial condition.

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

32 of 42

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

Sales of our DSL and other wireline access products for the three months ended September 30, 2008 and 2007 accounted for approximately 35% and 42%, respectively, of our total net sales and for the nine months ended September 30, 2008 and 2007 accounted for approximately 37% and 35%, respectively, of our total net sales. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may, at any time, adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and continue to reduce or eliminate the demand for our DSL products.

33 of 42

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

Moreover, a relatively small number of customers account for a large percentage of our net sales. Net sales from our top five customers for the three months ended September 30, 2008 and 2007, accounted for approximately 32% and 29%, respectively, of our total net sales and for the nine months ended September 30, 2008 and 2007, accounted for approximately 23% and 34%, respectively, of our total net sales. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period.

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

34 of 42

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

35 of 42

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

36 of 42

Sales to customers located outside of the United States for the three months ended September 30, 2008 and 2007, accounted for approximately 63% and 58%, respectively, of our total net sales and for the nine months ended September 30, 2008 and 2007, accounted for approximately 64% and 53%, respectively, of our total net sales. We expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. As a result, we will face various risks relating to our international operations, including the following:

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

In addition, the Asia/Pacific and Latin America regions, both high-growth emerging markets for telecommunications equipment, have experienced instability in many of their economies and significant devaluations in local currencies. Sales from customers located in these regions accounted for approximately 27% and 20%, respectively, of our total net sales for the three months ended September 30, 2008 and 2007 and accounted for approximately 27% and 23%, respectively, of our total net sales for the nine months ended September 30, 2008 and 2007. These economic instabilities may continue or worsen, which could have a material adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

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

As of December 31, 2008, Paul A. Marshall, our President and Chief Executive Officer and a member of our Board, and Robert C. Pfeiffer, a member of our Board, beneficially owned approximately 23% and 12%, respectively, of our outstanding shares of common stock. Consequently, these two individuals together control approximately 35% of our outstanding shares of common stock and, to the extent that they act together, may be able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of the stockholders. In addition, Messrs. Marshall and Pfeiffer constitute two of the six members of our Board and have significant influence in directing the actions taken by the Board. Further, to our knowledge, Paul Ker-Chin Chang, our former Chief Executive Officer, President and Chairman of the Board, continues to hold a significant stake in our common stock. To the extent that Mr. Chang acts together with Messrs. Marshall and Pfeiffer, the three individuals together control a significant portion of our outstanding shares of common stock. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of us may also delay or prevent a change in control of us that other stockholders may consider desirable. In addition, conflict among the controlling stockholders may adversely impact their ability to take joint actions in the best interests of us and our other stockholders.

Potential Product Liability—Our products are complex, and our failure to detect errors and defects may subject us to costly repairs and product returns under warranty and product liability litigation.

37 of 42

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

38 of 42

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

39 of 42

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-K	March 16, 2001	3.1

3.2	Amended and Restated Bylaws, as amended.	10-K	October 31, 2008	3.1

10.1	Amendment No. 2 and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated August 12, 2008.	8-K	August 14, 2008	99.1

10.2	Amendment No. 3, Consent and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc., dated December 12, 2008.	8-K	December 17, 2008	99.1

10.3	Separation Agreement between Sunrise Telecom Incorporated and Gerhard Beenen dated July 16, 2008.	8-K	July 21, 2008	99.1

10.4	Settlement Agreement dated as of October 30, 2008 by and between Sunrise Telecom Incorporated and Wind River, Inc.	8-K	November 5, 2008	99.1

10.5	Target Application License Agreement dated as of October 30, 2008 by and between Sunrise Telecom Incorporated and Winder River, Inc.	8-K	November 5, 2008	99.1

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

40 of 42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE TELECOM INCORPORATED (Registrant)

Date: March 30, 2009

	By:	/s/ Paul A. Marshall
Paul A. Marshall President and Chief Executive Officer

	By:	/s/ Richard D. Kent
Richard D. Kent Chief Financial Officer

41 of 42

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-K	March 16, 2001	3.1

3.2	Amended and Restated Bylaws, as amended.	10-K	October 31, 2008	3.1

10.1	Amendment No. 2 and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated August 12, 2008.	8-K	August 14, 2008	99.1

10.2	Amendment No. 3, Consent and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc., dated December 12, 2008.	8-K	December 17, 2008	99.1

10.3	Separation Agreement between Sunrise Telecom Incorporated and Gerhard Beenen dated July 16, 2008.	8-K	July 21, 2008	99.1

10.4	Settlement Agreement dated as of October 30, 2008 by and between Sunrise Telecom Incorporated and Wind River, Inc.	8-K	November 5, 2008	99.1

10.5	Target Application License Agreement dated as of October 30, 2008 by and between Sunrise Telecom Incorporated and Winder River, Inc.	8-K	November 5, 2008	99.1

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

42 of 42