Form 10-K
period 2008-12-31
SUNRISE TELECOM INC
filed 2009-05-04
CIK 907152

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ☐    No ☒

As of June 29, 2008, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $39,615,370 based upon the closing sale price for that date as reported in the “pink sheets” published by The Pink Sheets LLC.

As of March 31, 2009, there were 51,349,058 shares of the Registrant’s Common Stock outstanding, par value $0.001 per share.

SUNRISE TELECOM INCORPORATED

Index to Annual Report on Form 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Cable Broadband Networks.    Cable broadband operators use a hybrid fiber coax last mile infrastructure, cable modems installed in the home, cable modem termination systems installed at major cable concentration points, and network headend equipment designed to connect their cable broadband networks to video feeds and other networks. Most cable companies are currently offering analog and digital video, high-speed Internet access services, and VoIP telephone service, including Comcast Corporation, Charter Communications, Inc., Cox Communications, Inc., TimeWarner Cable, Inc., and Virgin Media Inc., among others.

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

PRODUCTS

Our major products are segmented into the following categories:

WIRELINE ACCESS PRODUCTS

SunSet MTT	•	The Modular Test Toolkit is a full-featured handheld test set for access network service installation and maintenance. It features a variety of handheld SunSet chassis configurations with support for over thirty different test modules to fit applications ranging from DSL, IP-TV, VoIP, Ethernet, copper diagnostics, T1 (1.544 mbps) and E1 (2 mbps) transmission, analog Voice Frequency circuits, and SONET/SDH. The SunSet MTT’s modularity allows field technicians to use a single unit to test a broad variety of services found in today’s access network, and protects the customer’s capital investment. The unit identifies problems with the physical transmission media, verifies proper signal transmission, verifies proper performance of the service to the customer, and identifies other problems on a troubled circuit.

SunSet ISDN, SunLite BRI	•	These products support analysis and service verification for the Integrated Services Digital Network, known as ISDN. ISDN is a digital network that offers more bandwidth than the traditional analog telephone network, but less bandwidth than DSL, T1, Ethernet, cable modems and other newer technologies.

SunLite E1	•	This pocket-sized unit supports transmission testing for E1.

SunSet E20	•	This handheld unit supports transmission testing for E1 and service verification for data, voice, mobile, and other signaling protocols.

CABLE BROADBAND PRODUCTS

CM2000 CM1000 CM750	•	These handheld units are used for cable modem installation and field testing for cable television and telephone companies. Different configurations support installation and test of current (Video on Demand, Digital Television and High Speed Data) as well as next generation IP services such as VoIP networks.

3010H	•	This rack-mounted headend analyzer and sweep generator provides the capabilities required to keep cable networks operating reliably and delivering quality, distortion-free signals. It supports up to ten field technicians using remote 3010R products for return path maintenance and, as a forward sweep transmitter, it supports an unlimited number of technicians for maintaining the forward path.

3010R	•	A rugged field unit that includes both forward and return sweep plus Signal Level Meter (“SLM”) capabilities for maintaining the entire cable network. The 3010R can also function as a headend unit for troubleshooting intermittent problems in specific network segments for added flexibility.

AT2500R Series	•	A lightweight, full-featured Spectrum Analyzer designed for Cable TV (“CATV”) headend and field portable applications. It combines high performance CATV, quadrature amplitude modulation (“QAM”), and video analysis in one instrument to verify and maintain analog TV signals, as well as premium digital services.

AT2500H Series	•	Rack-mounted headend Spectrum Analyzer providing remote visibility into headend and plant performance. It performs remote headend testing of both analog and digital downstream and upstream signals from 1 MHz to 1.5 GHz. It can also monitor maximum, minimum, and average ingress levels to be stored for historical reference and trend analysis.

realWORX	•	Fully automated broadband performance verification system that monitors upstream and downstream signal quality on a continuous basis from a headend or hub site. It verifies the quality of downstream QAM and Analog CATV channels and ensures that the Return Path Ingress levels are within acceptable limits. realWORX integrates with the AT2500H Spectrum Analyzers and the optional CM Series test units for remote real-time ingress levels.
FIBER OPTIC PRODUCTS

Scalable Test Toolkit (STT)	•	A portable, modular unit designed to test the core and metro optical networks of today and tomorrow. The STT supports SONET, SDH, OTN, GFP, LCAS, C/DWDM (Coarse/Dense Wavelength Division Multiplexing), OTDR (Optical Time Domain Reflectometer), loss test set, and Ethernet/Gigabit Ethernet testing through a family of stackable test modules. The STT offers advanced analysis and diagnostic tools for exchange, central office and laboratory applications.

STT 40G	•	A portable, modular unit designed to verify the performance of new, high-bandwidth synchronous digital hierarchy (SDH), optical transport networks (OTN) and SONET networks.

FIBER OPTIC PRODUCTS

SunSet 10G+	•	A compact handheld unit that supports transmission testing for metropolitan and core optical networks. It supports both SONET and SDH networks, including both electrical and optical signal testing in a small package for testing from 1.5 Mbps to ten gigabits per second bit rates.

SunSet SDH	•	A handheld unit that supports international SDH and digital transmission types found throughout metropolitan and access networks worldwide. The SunSet SDH includes both electrical and optical signal testing and performs advanced service verification for various applications like ATM, mobile, ISDN, and voice.

SunSet OCx	•	A handheld unit that supports North American SONET and digital transmission types found throughout metropolitan and access networks worldwide. The SunSet OCx includes both electrical and optical signal testing and performs advanced service verification for various applications like ATM, mobile, ISDN, and voice.

SunSet MTT	•	The Modular Test Toolkit (MTT) offers physical layer fiber optic testing modules and characterization for fiber optic links through an OTDR, loss test set, power meter, and light source, as well as gigabit Ethernet testing on fiber optic links and an SDH/SONET testing.
SIGNALING TESTING PRODUCTS

3GMaster	•	A network analyzer used to monitor Second and Third Generation Mobile networks. Applications include regular network maintenance, billing verification, network traffic statistics, quality of service testing, and troubleshooting complex problems like roaming and internetworking.

NeTracker	•	An advanced analyzer for testing the multiple protocols and data rates found in next-generation VoIP. Applications include service verification, protocol analysis, voice quality testing, and stress testing for the VoIP environment.

STT-MSA	•	The STT Multi-Service Analyzer (MSA) simulates, monitors, and analyzes different signaling protocols on SS7, ISDN, and IP-based next-generation networks, and analyzes telecommunication environments such as 2G, 2.5G (including GSM, GPRS and EDGE), and 3G (UMTS, IMS and CDMA 2000). Advanced analysis tools capture, decode, and report on both the access network (wireless and wireline) and the core network, simultaneously.

TAMS	•	Traffic Analysis & Measurement System (TAMS) is a distributed system for VoIP, wireline, and wireless networks. It features the Data Collector System (DCS) that gathers, stores, and processes network-wide data, and a centralized server. TAMS monitors in real-time the network traffic and the services provided by the operator, offering detailed reports, statistics and alarms as well as troubleshooting capabilities.

On November 19, 2008, the Company and LTE entered into a Participation Purchase Agreement (“Purchase Agreement”) pursuant to which we agreed to sell our Italy-based Protocol Products Group to LTE. The closing of the transaction occurred on December 12, 2008. The Protocol Products Group under LTE changed its name to Accanto Systems. We sold our TAMS, NeTracker, 3GMaster, and STT-MSA products as part of the sale. In North America, we act as a direct distributor for Accanto Systems for all of these products, hosting and administering certain of their sales and marketing employees. In Italy, Accanto Systems provides accounting and administration services for our Italy sales office and European Service Center. As a result of this transaction, we expect sales of our Signaling products to decline in future periods.

The percentage of our total revenue contributed by each class of products was as follows:

	Years Ended December 31,
	2008	2007	2006
Wireline access	36%	36%	36%
Cable broadband	25%	29%	31%
Fiber optics	28%	27%	25%
Signaling	11%	8%	8%

CUSTOMERS

Our customers include telecommunications service providers, cable network operators, wireless service providers, network equipment suppliers and installers, technicians, and engineers in North America, Latin America, Europe, Africa, the Middle East, and the Asia/Pacific region. We generally sell through our own direct sales offices and independent distributors internationally and sell directly to customers in the United States. The following is a selected list of our largest customers in 2008:

Adelphia Communications Corporation	NTT
AT&T, Inc. (formerly SBC Communications Inc.)	Siemens AG
BellSouth Telecom, Inc. (now AT&T, Inc.)	Sprint Corporation
British Telecom PLC	Telecom Italia Mobile
Cablevision Systems Corporation	Telkom SA Ltd.
Comcast Corporation	Time Warner Cable, Inc.
Cox Communications, Inc.	United States Department of Defense
Deutsche TeleKom, AG	Verizon Communications, Inc.
France Telecom

Since our inception, we have sold our products to over 2,000 customers in over sixty countries. Verizon Communications, Inc. accounted for 13% and 11% of our net sales in 2007 and 2006, respectively. No customer accounted for 10% or more of our net sales for 2008. See Item 1A, “Risk Factors—Customer Concentration.”

SALES, MARKETING AND CUSTOMER SERVICE

Sales.    We sell our products to telecommunications service providers, cable network operators, wireless service providers, network infrastructure equipment suppliers and installers, technicians, and engineers through manufacturers’ representatives, independent distributor organizations, and our direct sales force.

In the United States, we sell our products through manufacturers’ representatives who are supported by a regional channel management and field engineering team. Manufacturers’ representatives are paid on a commission basis for sales in their respective regions. The manufacturers’ representatives solicit orders from customers, we then ship our products directly to the customers and invoice those customers at time of shipment.

Outside of the United States, we sell our products through a mix of our own sales offices and independent distributors, which are directed by our regional sales management team. In general, we sell our products to the distributor at a discount from the end user price, and the distributor or sales office then resells the products to the end user. International sales were $50.2 million or 62% of net sales in 2008, $53.0 million, or 57% of net sales in 2007 and $47.4 million, or 48% of net sales in 2006. We expect that international sales will continue to account for a significant portion of our net sales in future periods. In addition to our network of international distributors, we have sales offices based in Beijing, Guangzhou, and Shanghai, China; Tokyo, Japan; Milan, Italy; Paris, France; Mexico City, Mexico; and Gomaringen, Germany. During 2008, we closed sales offices in Korea and Spain and engaged third party distributors for those markets as a way to reduce costs. See Item 1A, “Risk Factors—Risks of International Operations.”

We sell our products predominantly to large communications service providers. These types of customers generally commit significant resources to evaluate and approve products and require each vendor to expend substantial funds, time, and effort educating them about the value of the vendor’s solutions. Consequently, sales to this type of customer generally require an extensive sales effort throughout the prospective customer’s organization and final approval for use of our products by an executive officer or other senior level employee. The result is lengthy sales and implementation cycles that make sales forecasting difficult. In addition, even after a large service provider has approved our product for purchase, future purchases are uncertain because we generally do not enter into long-term supply agreements. Delays associated with customers’ internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for our large customers typically ranges from six to twenty-four months.

We generally do not sell our products with rights of return. On the few occasions when we have agreed to provide customers with rights of return, we have deferred recognition of sales revenue until the rights of return have lapsed. We generally do not provide extended payment terms to our customers. Our normal terms are typically 30 days for North America and up to 60 days in international markets. International markets have a much broader range of credit terms and payment intervals than our domestic market, reflecting a wider variety of customary local business practices in different world markets.

Marketing.    We market and promote sales of our products by the following activities:

•	Our product marketing group researches new opportunities, prepares product definitions with our research and development group, and defines new features to create new products;

•	The marketing team provides training and demonstration products to enable our worldwide sales channel to promote our products to our customers;

•

The marketing communications group maintains a public website, publishes brochures and specification sheets, and generates press releases and publicity to increase our recognition in the telecommunications industry;

•

Our product managers and regional sales managers travel extensively with our sales team, manufacturers’ representatives, and international distributors to develop new product opportunities with customers and to support their presentations, and

•	Our technical publications group prepares user’s manuals, field manuals, quick reference guides, and other tools to serve the needs of our users.

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

SEASONALITY

Our sales have traditionally been seasonal in nature and tied to the buying patterns of our customers. The largest volume of quarterly sales has typically been during the last calendar quarter of the year. In 2008, sales during the fourth quarter declined to $21.5 million, or 27% of annual sales. Our 2007 and 2006 fourth quarter sales were $27.3 million, or 29% of annual sales, and $36.7 million, or 37% of annual sales, respectively. We expect that our quarterly operating results may fluctuate significantly and will be difficult to predict due to the lengthy and unpredictable buying patterns of our customers, the degree to which our customers allocate and spend their yearly budgets, and the timing of our customers’ budget processes. See Item 1A, “Risk Factors—Quarterly Fluctuations.”

BACKLOG

Our backlog of customer orders as of December 31, 2008, was approximately $6.0 million, compared to approximately $8.2 million as of December 31, 2007. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in the amount of backlog orders for our products from quarter to quarter.

RESEARCH AND DEVELOPMENT

We have assembled a team of highly skilled engineering professionals who are experienced at designing telecommunications service verification test equipment. Our engineering personnel have expertise in a number of fields, including interfacing test equipment with digital loop carriers, voice and data switching technology, local loop equipment, and operations support systems. We spent approximately $18.7 million on research and development in 2008, $23.6 million in 2007, and $21.1 million in 2006. Research and development represents our largest direct employment expense. As of December 31, 2008, we had a total of 95 permanent and temporary employees engaged in research and development in: San Jose, California; Norcross, Georgia; and Beijing, China.

We believe that our future success depends on our ability to anticipate and respond to changes in the telecommunications industry and anticipate and satisfy our customers’ preferences and requirements. Accordingly, we continuously review and evaluate competitive dynamics, as well as technological and regulatory changes affecting the converging telecommunications and cable broadband industries, and seek to offer products and capabilities that solve our customers’ operational challenges and improve their efficiency. New product development generally requires one to two years of investment and occasionally up to four years.

REGULATIONS AND INDUSTRY STANDARDS

Our products are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories, as well as industry standards established by Telcordia Technologies, Inc., the American National Standards Institute, the Internet Engineering Task Force, and various industry interest groups. Internationally, our products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for

Standardization, the European Telecommunications Standards Institute, telecommunications authorities in various countries, and with recommendations of the International Telecommunications Union. The Company must also comply with recent directives by the European Union, including the Reduction of Hazardous Substance Directive which restricts the use of hazardous materials in the manufacture of various types of electronic and electrical equipment, and the Waste Electrical and Electronics Equipment Directive which sets collection, recycling, and recovery targets for electrical goods. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products.

MANUFACTURING AND SOURCES OF SUPPLY

Our production process consists of planning, procurement, fabrication, rework, system assembly, system final test, software option customization, and shipping. For some of our products, we purchase parts, including resistors, integrated circuit boards, LCDs and printed circuit boards, from distributors and manufacturers worldwide. We package these parts into kits and either send them to local contract manufacturers to assemble into printed circuit boards or we assemble them ourselves at our Taiwan facility. For other products, we have our contract manufacturer buy the parts and assemble them on boards for us. We perform substantially all remaining manufacturing operations. We maintain sourcing and manufacturing operations in San Jose, California and Taipei County, Taiwan, with the Taipei County facility being our largest manufacturing center. Our San Jose, Taipei County, and Modena operations are ISO 9001 certified.

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

INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY

Our intellectual property, including our proprietary technology, processes and know-how, trade secrets, patents, trademarks, and copyrights, is important to our business and to our continued success. As of January 1, 2009, we had 20 issued U.S. patents relating to communications testers that expire between 2015 and 2025. We have filed several applications for additional patents with the U.S. Patent and Trademark Office and with foreign patent offices. Our research and development and manufacturing process typically involves the use and development of a variety of forms of intellectual property and proprietary technology, although no one particular form of this intellectual property and proprietary technology is material to our business. In addition, we incorporate software, some of which we may license from third party sources. These licenses generally renew automatically on an annual basis. We believe that alternative technologies for this licensed software are available both domestically and internationally.

We protect our proprietary technology by the following means:

•	relying on intellectual property law, including patent, trade secret, copyright, and trademark law and by initiating litigation when necessary to enforce our rights;

•	limiting access to our software, documentation, and other proprietary information; and

•	entering into confidentiality agreements with our employees.

EMPLOYEES

As of December 31, 2008, we had a total of 362 full-time employees, consisting of 149 in the United States, 124 in Taiwan, 5 in Italy, 1 in Canada, 1 in Korea, 65 in China, 5 in Japan, 4 in Germany, 4 in France, and 4 in Mexico. We also had 54 temporary employees at December 31, 2008. Of the total full-time employees, 87 were engaged in research and development, 63 were engaged in sales, marketing and customer support, 166 were engaged in operations, and 46 were engaged in administration and finance.

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

Our consolidated financial statements were prepared assuming that we will continue as a going concern. Our recurring losses from operations over many years and our inability to generate sufficient cash flows to meet our obligations creates substantial doubt about our ability to sustain our operations and continue as a going concern. The global economic downturn created a substantially more difficult business environment in 2008, affecting our liquidity and operating performance. We believe it is unlikely that these adverse economic conditions will improve significantly in 2009, and if our revenues and gross profit levels decline further and we are unable to reduce operating expenses sufficiently, we may become unable to pay our operating expenses on a timely basis due to a lack of sufficient liquidity. Our cost reduction initiatives, credit arrangements and asset sales may not provide sufficient liquidity for us to continue as a going concern.

Liquidity—Our lack of liquid funds and other sources of financing may limit our ability to maintain our existing operations, grow our business and compete effectively.

Our continued losses reduced our cash and cash equivalents in 2007 and 2008. As of March 31, 2009, we had approximately $7.0 million in cash and cash equivalents and $2.0 million outstanding under our bank lending facility. In order to meet our liquidity needs, we may be required to sell assets, or to borrow on potentially unfavorable terms, to finance our capital expenditures and working capital needs for our business. We may be unable to sell assets, or unable to borrow at favorable terms, if at all, to meet these needs. As a result, we may become unable to pay our ordinary expenses, including our debt service, on a timely basis. Our current lack of liquidity could harm us by:

•	increasing our vulnerability to adverse economic conditions in our industry or the economy in general;

•	requiring substantial amounts of cash to be used for debt service or debt repayment, rather than other purposes, including operations;

•	limiting our ability to plan for, or react to, changes in our business and industry; and

•	influencing investor, supplier and customer perceptions about our financial stability and limiting our ability to obtain additional financing or acquire and retain customers.

We have been delisted from NASDAQ and from time to time we have not been in compliance with SEC reporting requirements, making it generally more difficult to obtain equity or debt financing on financially attractive or acceptable terms. Further, the recent downturn in the equity and debt markets generally makes it more difficult for us to obtain financing through the issuance of equity or debt securities in the capital markets. We cannot be certain that additional financing will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be a material adverse impact on our business and operations. We also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

In December 2008, Silicon Valley Bank waived our default under our Loan Agreement with respect to non-compliance of maintaining banking relationships with SVB and consented to our sale of Sunrise Telecom S.r.l. to LTE Innovations OY. The amendment does not contain any consent by SVB or waiver of the bank’s rights and remedies with respect to our default under a Loan Agreement covenant pursuant to which we were required to maintain tangible net worth of $44 million for the quarters ended September 30, 2008 and December 31, 2008. As a result, Silicon Valley Bank may at any time declare immediately due and payable all of our obligations under the Loan Agreement ($2.0 million as of March 31, 2009), cease extending credit or resort to other rights and remedies under the Loan Agreement. Silicon Valley Bank currently is not allowing us to borrow any additional amounts under the Loan Agreement.

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

As a result of material weaknesses identified, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008. The material weaknesses related to controls over inventory management and financial reporting as a result of turnover of staff both at the senior and junior levels including the San Jose Controller, Director of Tax & Treasury, Corporate Controller, Assistant Controller and the Broadband Controller all leaving in the second half of 2008.

Costs of Being a Public Company—As a public company we are required to comply with many financial accounting, disclosure and governance rules that impose financial and management burdens on us.

As a public company, we are subject to many financial accounting, disclosure and governance requirements, with relatively high associated compliance costs. For example, we must have our annual financial statements audited and our quarterly statements reviewed by an independent registered public accounting firm, and we must prepare, review and file annual, quarterly and current reports with the SEC. Costs of these and other compliance activities are particularly significant to us because of our small size and our financial position. We have reviewed proposals to make the Company more successful with its current capital structure and with alternative ones. The process of evaluating different alternatives and proposals is time consuming, expensive, and distracts management attention from the operations of the Company. Moreover, so long as we are not current in our SEC filings, our opportunities are more limited. If we are not able to file all reports, our financial condition and stockholder confidence in our company may be harmed. Even if we do file all required reports, we may not be able to comply with all the requirements of being a public company on a regular basis in the future, or we may be unable to reduce the costs of compliance or increase our revenue or profitability sufficiently to cover those costs.

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

In February 2008, we announced a restructuring plan intended to reduce costs and improve operating efficiencies. The plan included a 12% reduction in our worldwide workforce, across all functional areas, and a shut-down of certain international offices.

In May 2008, we announced our plans to restructure our operations to more closely align them with our key strategic focus and more effectively target the residential triple play market, enhanced business services and the converging core network. We announced that we would combine our broadband and wireline and fiber optics operations. As a result of combining our business units and operations, we are likely to reduce or eliminate investment in some or all of them, reduce or eliminate product lines, reduce or eliminate our sales presence in certain geographies, reduce our market share and likely reduce our revenues. As a part of a reduction in workforce associated with our restructuring and streamlining efforts, we released from service our Chief Operating Officer, Gerhard Beenen, effective June 30, 2008.

In November 2008, we announced additional plans to restructure our operations by divesting of our optical and protocol products groups and taking additional cost cutting actions during the fourth quarter of 2008 to reduce operating expenses by approximately 25% once the restructuring is fully implemented.

In April 2009, we announced Company-wide salary reductions of up to 7.5% generally applicable to all employees and contractors. We are also mandating that each of our employees and contractors generally take off five days per quarter in 2009.

We may be unable to reduce expenditures quickly enough, and sustain them at a level necessary to restore profitability, and we may have to undertake further restructuring or cost cutting initiatives that would entail additional charges in the future. Cost-cutting initiatives may impair our future ability to develop and market products effectively, to manage and control our business, and to remain competitive. Moreover, cost reducing measures are time-consuming, can be costly to implement and can lead to a diminished quality of our products. Each of the above measures could have long-term effects on our business by reducing our pool of employee talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if, and when, the demand for our products increases, and limiting our ability to hire and retain key personnel. These circumstances could cause our revenue and earnings to be lower than they otherwise might be.

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

Our senior management team and our Board of Directors have devoted a significant amount of time on matters relating to the restatement, our outstanding periodic reports, remedial efforts and related litigation. In addition, some current and former members of our senior management team and our Board of Directors are named defendants in a lawsuit alleging violations of federal securities laws related to the restatement. Defending these actions may require significant time and attention from members of our current senior management team and our Board of Directors. If our senior management is unable to devote a significant amount of time in the future developing and attaining our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition and results of operations.

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

We are currently engaged in civil litigation with a party that claims, among other allegations, that some of our current and former officers and directors improperly dated stock option grants to enhance their own profits on the exercise of such options or for other improper purposes, and we may become the subject of additional private lawsuits based on our historical stock option granting practices and the subsequent restatement of our financial statements. The expense of defending such litigation may be significant. We have entered into indemnification agreements with each of our present and former officers and directors and if we incur indemnification obligations in connection with the pending stockholder derivative litigation or otherwise, this could affect adversely our financial condition. Moreover, the amount of time to resolve such litigation and potential additional lawsuits is unpredictable and defending the lawsuit may divert management’s attention from the day-to-day operations of our business, which could harm our business, results of operations and cash flows. In addition, an unfavorable outcome in such lawsuits, such as a court judgment against us resulting in monetary damages or penalties, could have a material adverse effect on our business, results of operations and cash flows.

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

Sales of our DSL and other wireline access products accounted for approximately 36% of our net sales for both of the years ended December 31, 2008 and 2007. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may, at any time, adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and continue to reduce or eliminate the demand for our DSL products.

Cable Broadband Industry Health—Many companies in the cable broadband industry have incurred significant amounts of debt and operating losses, and face increasing competition from direct broadcast satellite and telecom service providers, which may negatively impact our cable equipment sales.

Companies in the cable broadband industry have taken on significant debt as companies aggressively consolidate and build new digital networks to allow them to provide better picture quality, internet access, and voice telephony. As a result, cable companies may reduce their capital expenditures and hiring, either of which could adversely impact our cable business more than we currently anticipate.

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

Moreover, a relatively small number of customers account for a large percentage of our net sales. Net sales from our top five customers accounted for approximately 22% of net sales in 2008, 27% in 2007, and 28% in 2006. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period.

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

Sales to customers located outside of the United States accounted for approximately 62% of our net sales in 2008, 57% in 2007 and 48% in 2006. We expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. As a result, we will face various risks relating to our international operations, including the following:

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

In addition, the Asia/Pacific and Latin America regions, both high-growth emerging markets for telecommunications equipment, have experienced instability in many of their economies and significant devaluations in local currencies. Sales from customers located in these regions accounted for approximately 25%, 22% and 22% of our net sales in 2008, 2007 and 2006, respectively. These economic instabilities may continue or worsen, which could have a material adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

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

As of March 31, 2009, Paul A. Marshall, our President and Chief Executive Officer and a member of our Board, and Robert C. Pfeiffer, a member of our Board, beneficially owned approximately 23% and 12%, respectively, of our outstanding shares of common stock. Consequently, these two individuals together control approximately 35% of our outstanding shares of common stock and, to the extent that they act together, may be able to control the election of our directors and the approval of significant corporate transactions that must be submitted to a vote of the stockholders. In addition, Messrs. Marshall and Pfeiffer constitute two of the six members of our Board and have significant influence in directing the actions taken by the Board. Further, to our knowledge, Paul Ker-Chin Chang, our former Chief Executive Officer, President and Chairman of the Board, continues to hold a significant stake in our common stock. To the extent that Mr. Chang acts together with Messrs. Marshall and Pfeiffer, the three individuals together control a significant portion of our outstanding shares of common stock. The interests of these persons may conflict with the interests of other stockholders, and the actions they take or approve may be contrary to those desired by other stockholders. This concentration of ownership and control of the management and affairs of us may also delay or prevent a change in control of us that other stockholders may consider desirable. In addition, conflict among the controlling stockholders may adversely impact their ability to take joint actions in the best interests of us and our other stockholders.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own our headquarters, manufacturing and research, and development facility, which we built during 2001 on property that we acquired that year. The facility is 91,700 square feet and is located in San Jose, California. As of December 31, 2008, we also had leases for 16,500 square feet of office and manufacturing space in Norcross, Georgia; and 127,300 square feet of office and manufacturing space in Taipei County, Taiwan. We lease sales offices in Beijing, Guangzhou, and Shanghai, China; Seoul, Korea; Tokyo, Japan; Gomaringen, Germany; Milan, Italy; Paris, France; and Mexico City, Mexico.

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

In February 2008, the parties attempted to resolve the litigation through mediation, but were unsuccessful. In May 2008, the court granted the Company’s motion to dismiss the plaintiff’s claims for a third time based on the insufficiency of the complaint, but left the plaintiff with the ability to further amend the complaint. In June 2008, Stovall filed a third amended complaint alleging similar legal claims arising primarily out of the historic stock option grant practices of the Company, including prior to the Company’s initial public offering. In August 2008, the court denied the Company’s motion to dismiss the plaintiff’s claims against it and the individual defendants, but did not rule on the individual defendants’ motion to dismiss the plaintiff’s claims. In October 2008, the court denied the individual defendants’ motion to dismiss the plaintiff’s claim and allowed the plaintiff to proceed. In January 2009, the Company answered the complaint with a general denial and asserted all available affirmative defenses. In February 2009, the court granted the motion of one individual defendant to compel arbitration of the claims against him, and the other individual defendants filed a motion to separately try the issues related to the plaintiff’s standing to sue. A hearing on the individual defendants’ motion to separately try the issues related to the plaintiff’s standing to sue was held on April 10, 2009. The court has not yet ruled on that motion.

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of December 31, 2008 as a loss is not considered probable or estimable.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2008, there were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise.

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

The following table sets forth, for the periods indicated, the highest and lowest sale prices for our common stock, as reported by the Pink Sheets.

2008	High	Low	2007	High	Low
First Quarter	$2.10	$1.39	First Quarter	$3.31	$1.98
Second Quarter	$1.48	$1.14	Second Quarter	$3.35	$2.75
Third Quarter	$1.35	$0.30	Third Quarter	$3.50	$1.88
Fourth Quarter	$0.62	$0.15	Fourth Quarter	$2.50	$1.65

Number of Holders

As of March 31, 2009, we had approximately 56 stockholders of record of our common stock. We estimate that as of March 31, 2009, there were approximately 1,270 beneficial owners of our common stock.

Dividend Policy

We did not declare or pay any cash dividend in 2008 and 2007. Our Board of Directors will determine the amount of any future dividends based on our future financial condition and results of operations. Our secured revolving credit arrangement with Silicon Valley Bank limits our ability to pay future dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Unregistered Sales of Equity Securities

We did not sell any unregistered shares of our common stock during 2008, 2007, or 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities in the fourth quarter of 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Sunrise Telecom Incorporated, the NASDAQ Composite Index

and the S&P Information Technology Index

*	$100 invested on 12/31/03 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright@ 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/03	12/04	12/05	12/06	12/07	12/08
Sunrise Telecom Incorporated	100.00	82.18	50.01	64.72	60.31	14.12
NASDAQ Composite	100.00	109.96	112.90	126.64	138.40	80.76
S&P Information Technology	100.00	102.56	103.57	112.29	130.61	74.26

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statements of Operations Data (in thousands):
Net sales	$80,650	$93,391	$99,880	$68,514	$61,669
Cost of sales	37,279	36,018	34,504	22,874	18,966

Gross profit	43,371	57,373	65,376	45,640	42,703

Operating expenses:
Research and development	18,661	23,589	21,068	18,402	16,623
Selling and marketing	23,959	28,817	27,688	23,462	18,067
General and administrative	16,173	18,746	16,586	14,795	10,154
Restructuring charges	2,140	—	—	—	—
Impairment charges	18,796	—	—	—	—
Gain on sale of business	(8,303)	—	—	—	—
Gain from legal settlement	—	—	—	(1,500)	—

Total operating expenses	71,426	71,152	65,342	55,159	44,844

Income (loss) from operations	(28,055)	(13,779)	34	(9,519)	(2,141)
Other income, net	1,151	2,043	2,174	472	899

Income (loss) before income taxes	(26,904)	(11,736)	2,208	(9,047)	(1,242)
Income tax expense (benefit)	(840)	820	1,694	1,193	10,464

Net income (loss)	$(26,064)	$(12,556)	$514	$(10,240)	$(11,706)

Dividends per share	$—	$—	$—	$0.05	$0.05

Net income (loss) per share: (1)
Basic	$(0.51)	$(0.24)	$0.01	$(0.20)	$(0.23)

Diluted	$(0.51)	$(0.24)	$0.01	$(0.20)	$(0.23)

Shares used in computing net income (loss) per share: (1)
Basic	51,349	51,349	51,349	51,006	50,426

Diluted	51,349	51,349	51,580	51,006	50,426

	December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data (in thousands):
Cash, cash equivalents and short-term investments	$9,196	$15,981	$22,015	$24,956	$33,871
Working capital	22,512	31,968	40,694	40,134	50,500
Total assets	65,160	96,876	107,658	99,780	109,661
Notes payable, less current portion	2	424	528	602	882
Total stockholders’ equity	43,622	69,938	82,736	80,849	93,486

(1)	See Note 1(p) of the Notes to Consolidated Financial Statements for a detailed explanation of the determination of the number of shares used to compute basic and diluted net income (loss) per share.

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

The third factor is profitability. In general, profitability indicates our success in generating present and future cash flows from our operating activities. The key components of our profitability are net sales, cost of sales, and operating expenses. See the discussion directly below and “Comparison of the Years Ended December 31, 2008, 2007 and 2006.”

On November 19, 2008, the Company and LTE Innovations OY (“LTE”) entered into a Participation Purchase Agreement (“Purchase Agreement”) pursuant to which we agreed to sell our Italy-based Protocol Products Group (“PPG”) to LTE for approximately 8.0 million Euros, or approximately $10.7 million in cash, of which approximately $0.6 million will be paid three months after close and $1.7 million will be held in escrow for up to 15 months after close to secure indemnities under the Purchase Agreement. The closing of the transaction occurred on December 12, 2008. We used $2.0 million of the proceeds from the sale to repay our borrowings outstanding under the Loan Agreement with Silicon Valley Bank in December 2008.

During 2008, we initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus. The total restructuring charges of $2.1 million include employee severance and benefit costs, costs related to leased facilities abandoned or subleased, and disposal of owned equipment.

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

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of customers. Verizon Communications, Inc. accounted for 13% and 11% of our net sales in 2007 and 2006, respectively. No customer accounted for 10% or more of our net sales in 2008. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers.

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

We have substantial sales denominated in Euros, and to a lesser degree, amounts in the Canadian dollar, Japanese yen, Korean won and other currencies, and have, in prior years, used derivative financial instruments to hedge our foreign exchange risks. We record the impact of changes in the current value of such forward contracts as other income or expense. We currently do not use forward contracts to hedge our foreign exchange risks. Foreign exchange exposure from sales made in foreign currencies increased during the year ended December 31, 2008 but did not have a material impact on our results of operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of our international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See Part I, Item 1A, “Risk Factors—Risks of International Operations.”

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

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model. For the years ended December 31, 2008, 2007 and 2006, we recorded stock-based compensation of $0.2 million, $0.4 million and $1.0 million, respectively.

During 2008, 2007, and 2006, we charged $0.1 million, $0.3 million, and $0.8 million, respectively, to general and administrative expense for amortization of intangible assets, such as developed technology and non-compete agreements, obtained through various business acquisitions.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	46.2	38.5	34.5

Gross profit	53.8	61.5	65.5

Operating expenses:
Research and development	23.0	25.3	21.1
Selling and marketing	29.7	30.9	27.7
General and administrative	20.1	20.1	16.6
Restructuring charges	2.7	—	—
Impairment charges	23.3	—	—
Gain on sale of business	(10.3)	—	—

Total operating expenses	88.5	76.3	65.4

Income (loss) from operations	(34.7)	(14.8)	0.1
Other income, net	1.4	2.2	2.2

Income (loss) before income taxes	(33.3)	(12.6)	2.3
Income tax expense (benefit)	(1.0)	0.9	1.8

Net income (loss)	(32.3)%	(13.5)%	0.5%

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Net Sales by Product Category

Our net sales by product category for the years ended December 31, 2008, 2007 and 2006 are summarized as follows (in thousands, except percentages):

(Dollars in thousands)	Years Ended December 31,		Variance in Dollars	Variance in Percent	Years Ended December 31,		Variance in Dollars	Variance in Percent
	2008	2007			2007	2006
Wireline access	$29,451	$33,226	$(3,775)	(11)%	$33,226	$35,618	$(2,392)	(7)%
Cable broadband	20,090	27,732	(7,642)	(28)%	27,732	31,306	(3,574)	(11)%
Fiber optics	22,321	25,227	(2,906)	(12)%	25,227	24,969	258	1%
Signaling	8,788	7,206	1,582	22%	7,206	7,987	(781)	(10)%

	$80,650	$93,391	$(12,741)	(14)%	$93,391	$99,880	$(6,489)	(6)%

Net Sales by Product Category

Net sales decreased 14% to $80.7 million from $93.4 million in 2007. The decrease primarily reflects decreased sales of cable broadband products, and to a lesser extent decreased sales of wireline access and fiber optics products. Decreases in sales of cable broadband and wireline access products were primarily related to our customers reducing deployment of triple play services. The decrease in sales of fiber optics products was due primarily to customers delay of purchases of newer models of our Ethernet products as we transition our older, end of life models. The increase in sales of signaling products primarily reflects increased sales of our TAMS system products, as the functionality of this product has been expanded significantly causing higher demand. We expect that our net sales of signaling products will decrease in future periods as a result of the sale of our Protocol Products Group in December 2008.

Net sales decreased 6% to $93.4 million in 2007 from $99.9 million in 2006. The decrease was primarily attributable to a slower than anticipated roll out of triple play services by several major customers. Wireline access product sales declined approximately $2.4 million primarily due to approximately $3.5 million of decreased sales of our Home Test Toolkit “HTT” product related to a delay in the triple play implementation by one of our largest customers, offset in part by an increase of approximately $2.0 million in sales of our SunSet MTT “SSMTT” product related to DSL deployments by large customers. Cable broadband sales decreased approximately $3.6 million primarily due to approximately $2.7 million decreased sales of our triple play products and a decline of approximately $0.9 million in sales of our older established products. Signaling product sales declined $0.8 million due to timing of orders and the cyclical nature of our protocol systems business.

Net Sales by Geography

Our net sales by geographic areas for the years ended December 31, 2008, 2007 and 2006 are summarized as follows (in thousands, except percentages):

(Dollars in thousands)	Years Ended December 31,		Variance in Dollars	Variance in Percent	Years Ended December 31,		Variance in Dollars	Variance in Percent
	2008	2007			2007	2006
United States	$30,431	$40,351	$(9,920)	(25)%	$40,351	$52,433	$(12,082)	(23)%
Canada	2,791	2,609	182	7%	2,609	1,340	1,269	95%
Asia/Pacific	16,313	17,353	(1,040)	(6)%	17,353	18,313	(960)	(5)%
Europe/Africa/Middle East	26,896	29,517	(2,621)	(9)%	29,517	24,540	4,977	20%
Latin America	4,219	3,561	658	18%	3,561	3,254	307	9%

	$80,650	$93,391	$(12,741)	(14)%	$93,391	$99,880	$(6,489)	(6)%

The decrease in sales in the United States and Asia/Pacific in 2008 as compared to 2007 reflects decreased sales of cable broadband products, wireline access and fiber optics products primarily due to decreased demand for deployment of triple play services in those markets, and delays in new product introductions. The decrease in sales in Europe/Africa/Middle East was primarily due to decreased sales of wireline access and signaling products. Sales to international customers accounted for approximately 62% of our net sales in 2008, as compared to 57% in 2007 primarily due to a decrease in demand for triple play services in the United States.

Our U.S. sales declined $12.1 million in 2007 compared to 2006, due to decreased sales of our wireline access and cable broadband products as major customers delayed deployments of triple play services. International sales increased $5.6 million, to 57% of net sales, in 2007, from 48% of net sales in 2006. Our growth in Europe/Africa/Middle East in 2007 reflects a $5.4 million increase in sales of wireline access products, partially offset by a decline in sales of our fiber optics products. This increase in wireline access sales internationally was primarily due to a European service provider rolling out triple play services.

Cost of Sales

(Dollars in thousands)	Years Ended December 31,		Variance in Dollars	Variance in Percent	Years Ended December 31,		Variance in Dollars	Variance in Percent
	2008	2007			2007	2006
Cost of sales	$37,279	$36,018	$1,261	4%	$36,018	$34,504	$1,514	4%
Percentage of net sales	46%	39%			39%	35%

Gross margins were 54% and 61% for 2008 and 2007, respectively. The lower gross margin percentage in 2008 compared to 2007 was primarily the result of a charge of $3.1 million for excess and obsolete inventory, a product warranty charge of $1.8 million relating to the CM750 product sold to a significant customer in prior years and a royalty settlement of $0.4 million with Wind River, Inc. We expect our gross margins as a percent of sales to improve in the future as we introduce new products and improve the management of our inventory and product quality.

Gross margins were 61% and 65% for 2007 and 2006, respectively. The lower gross margin percentage in 2007 compared to 2006 was primarily the result of higher direct material costs and charges for excess and obsolete inventory aggregating $2.7 million during 2007. The higher charge for excess and obsolete inventory in 2007 was due to product transitions.

Research and Development

(Dollars in thousands)	Years Ended December 31,		Variance in Dollars	Variance in Percent	Years Ended December 31,		Variance in Dollars	Variance in Percent
	2008	2007			2007	2006
Research and development	$18,661	$23,589	$(4,928)	(21)%	$23,589	$21,068	$2,521	12%
Percentage of net sales	23%	25%			25%	21%

Research and development (“R&D”) expenses decreased in 2008 compared to 2007 primarily due to lower headcount-related expenses of $2.9 million, decreased prototype expenses of $1.3 million and reduced spending for outside services of $0.9 million. R&D expenses fluctuate from period to period, depending on the number and stages of our product development cycles. We expect our R&D expenses to decline in future periods as a result of our 2008 restructuring activities.

Research and development expenses increased in 2007 compared to 2006 primarily due to increased prototype expenses of $0.9 million, higher spending for outside services of $0.7 million and increased headcount-related expenses of $0.5 million in the United States and at our some of our international locations.

Selling and Marketing

(Dollars in thousands)	Years Ended December 31,		Variance in Dollars	Variance in Percent	Years Ended December 31,		Variance in Dollars	Variance in Percent
	2008	2007			2007	2006
Selling and marketing	$23,959	$28,817	$(4,858)	(17)%	$28,817	$27,688	$1,129	4%
Percentage of net sales	30%	31%			31%	28%

Selling and marketing expenses decreased in 2008 compared to 2007 primarily due to lower commission costs of $2.1 million, decreased headcount-related expenses of $1.2 million, and decreased depreciation expense of $0.4 million. We expect our selling and marketing expenses to decline in future periods as a result of our 2008 restructuring activities, which included a reduction to our direct sales force.

Selling and marketing expenses increased in 2007 compared to 2006 primarily due to increased outside services expense associated with product marketing and public relations of $0.8 million and increased headcount-related expenses of $0.6 million.

General and Administrative

	Years Ended December 31,				Years Ended December 31,
			Variance in Dollars	Variance in Percent			Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007			2007	2006
General and administrative	$16,173	$18,746	$(2,573)	(14)%	$18,746	$16,586	$2,160	13%
Percentage of net sales	20%	20%			20%	17%

General and administrative expenses (“G&A”) decreased in 2008 compared to 2007 primarily due to decreased legal expense of $1.6 million as a result of lower litigation expenses, lower headcount-related expenses of $0.9 million and lower general operating expenses of $0.7 million, partially offset by increased spending for temporary labor of $0.5 million and higher expenses for accounting, tax and audit related professional services of $0.3 million related to getting current with SEC filings. We expect our G&A expenses to decrease in 2009 as we consolidate certain G&A functions as a result of our restructuring actions taken in 2008 and as our legal expenses continue to decline.

General and administrative expenses increased in 2007 compared to 2006 primarily due to increased professional fees of $0.8 million, higher spending for outside services of $0.7 million and increased headcount-related expenses of $0.4 million.

Restructuring Charges

During 2008, we initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus. The total restructuring charges of $2.1 million include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment. During 2008, we recognized $1.6 million of expense for workforce reduction and $0.5 million of other exit costs associated with restructuring activities in 2008. During 2009, we expect to incur additional restructuring costs related to continued reductions in our operational footprint.

Impairment Charges

During the three months ended September 30, 2008, based on a combination of factors, including a sustained decline in our market capitalization and the current economic environment, we concluded that there were sufficient indicators to require us to perform an impairment analysis of goodwill, intangible assets and long-lived assets as of September 30, 2008. Based on the results of the analysis, we impaired the entire goodwill and intangible assets balances and recognized impairment charges of $14.0 million. In addition, we recorded an impairment charge of $4.8 million related to long-lived assets that were partially impaired as of September 30, 2008. Refer to Note 5, Goodwill, Intangible Assets and Long-lived Assets, to the Consolidated Financial Statements in part II, Item 8 of this report for further information.

Gain on Sale of Business

On December 12, 2008, we closed the sale of Protocol Products Group to LTE Innovations OY for approximately $10.7 million and we recognized a gain of approximately $8.3 million. Refer to Note 13, “Sale of Business”, for further information.

Other Income, Net

	Years Ended December 31,		Variance in Dollars	Variance in Percent	Years Ended December 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2008	2007			2007	2006
Other income, net	$1,151	$2,043	$(892)	(44)%	$2,043	$2,174	$(131)	(6)%
Percentage of net sales	1%	2%			2%	2%

Other income, net primarily consists of interest earned on cash and investment balances and gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income, net decreased in 2008 compared to 2007, primarily due to a reduction of $0.5 million in interest income earned due to lower interest rates and investment balances and lower realized gains of $0.6 million from the sale of Top Union stock recognized in 2007.

Other income, net decreased slightly in 2007 compared to 2006 due to losses on the disposal of fixed assets of $0.4 million, partially offset by the positive impact of higher realized gains of $0.2 million on our sale of Top Union Electronics Corp. (“Top Union”) stock that we recognized in 2007. As of December 31, 2007, we no longer held shares of Top Union stock.

Income Tax Expense (Benefit)

Income tax expense consists primarily of state and foreign income taxes. Income tax expense decreased $1.6 million to a benefit of $0.8 million in 2008 from an expense of $0.8 million in 2007 primarily as a result of the reversal of deferred tax liabilities as a result of the impairment of goodwill in the third quarter of 2008, offset by income tax expense from establishing a valuation allowance for certain deferred tax assets in 2008.

Income tax expense decreased to $0.8 million in 2007 from $1.7 million in 2006 and reflects the lower levels of taxable income generated in 2007 in certain of our foreign subsidiaries.

Liquidity and Capital Resources

Liquidity Overview

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have incurred significant losses from operations from 2002 through 2008, which has adversely impacted our liquidity and has significantly reduced our cash and cash equivalents. We have managed our liquidity during this time through a series of cost reduction initiatives, obtaining a secured revolving credit arrangement with a financial institution and the sale of assets. The recession in the United States and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment in 2008. Our liquidity position, as well as our operating performance, was negatively affected by these economic conditions and by other financial and business factors, many of which are beyond our control. We do not believe it is likely that these adverse economic conditions will improve significantly during 2009. If our revenues and gross profit levels decline further in 2009 and we are unable to sufficiently reduce operating expenses, we would continue to use cash in operating activities in 2009, further reducing our liquidity and cash and cash equivalents. As a result, we may become unable to pay our operating expenses on a timely basis due to a lack of sufficient liquidity.

In 2008, we took action to both conserve cash and generate incremental cash flows. Such actions include the December 2008 sale of our wholly-owned Italian subsidiary and restructuring activities that were intended to reduce costs and improve operating efficiencies. We intend to pursue further sales of assets to generate cash, and are exploring strategic alternatives, including a sale of the Company, to enhance stockholder value. We also intend to seek a waiver of the default under our secured revolving credit agreement with Silicon Valley Bank (“SVB”), and to obtain an extension of the agreement, which otherwise expires August 12, 2009. However, there can be no assurance that we will be successful with our plans.

Our significant operating losses and resulting negative cash flows from operating activities, among other factors, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Requirements and Capital Resources

As of December 31, 2008 and 2007, we had working capital of $22.5 million and $32.0 million, respectively, and cash, cash equivalents of $9.2 million and $16.0 million, respectively.

On August 13, 2007, we entered into a $10 million secured revolving credit arrangement (“Loan Agreement”) with SVB to improve our liquidity and working capital. We may borrow, repay and re-borrow under the line of credit facility at any time. The amount that we are able to borrow under the Loan Agreement will vary based on eligible accounts receivable, as defined in the agreement. The borrowing base on the revolving credit agreement is $5 million plus 80% of eligible accounts receivable. The line of credit facility bears interest at the bank’s prime rate (4% at December 31, 2008). This line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the Loan Agreement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable.

On December 28, 2007, we amended our Loan Agreement to reduce our tangible net worth requirement from $57 million to $50 million. On August 12, 2008, we further amended our Loan Agreement, to extend the term of all indebtedness to August 12, 2009. The amendment also reduced the required Quick Ratio Covenant to 0.80:1.00 (from 1:1) and the required minimum Tangible Net Worth Covenant to $44 million for the fiscal quarters ending September 30, 2008 and December 31, 2008 and to $40 million for the fiscal quarters ending March 31, 2009 and June 30, 2009 (from $50 million for all such periods).

As of September 30, 2008 and December 31, 2008, we were in default of our Tangible Net Worth Covenant due to our tangible net worth being less than $44 million. In addition, we were in default of the $50 million Tangible Net Worth Covenant for the March 31, 2008 and June 30, 2008 periods. Under this revolving credit agreement, there was $2.0 million outstanding as of December 31, 2008 and March 31, 2009.

On December 12, 2008, we further amended the Loan Agreement with SVB to extend from November 30, 2008 to December 31, 2008, the period within which we are required to establish and maintain our primary domestic banking relationship with SVB and its affiliates, and SVB waived our default with respect to non-compliance of maintaining banking relationships with SVB as of November 30, 2008. Under the terms of the amendment, SVB consented to the sale of our Protocol Products Group to LTE. We used $2.0 million of the proceeds from the sale to prepay our obligations under the Loan Agreement in December 2008. The amendment does not contain any consent by SVB or waiver of SVB’s rights and remedies with respect to our default under the Loan Agreement, pursuant to which we were required to maintain tangible net worth of $44 million for the quarter ended September 30, 2008. As a result, SVB may at any time declare immediately due and payable all of our obligations under the Loan Agreement ($2.0 million after the prepayment referenced above), cease extending credit or resort to other rights and remedies under the Loan Agreement. Currently, we are not able to borrow any additional amounts under the Loan Agreement.

Sources and Uses of Cash

Cash used in operating activities was $10.2 million in 2008 compared to $2.8 million in 2007. Cash used in operating activities increased during 2008 compared to 2007 primarily due to the increase in our net loss for 2008, and increases in accounts receivable offset by a decrease in inventories. Cash used in operating activities increased during 2007 compared to 2006 primarily due to the net loss for 2007. In general, our ability to generate and sustain positive cash flows from operations will depend on our ability to generate and collect cash from future sales, while maintaining a cost structure lower than those sales amounts. Therefore, sales volume is the most significant uncertainty in our ability to generate positive cash flows from operations.

Cash provided by investing activities of $1.9 million in 2008 was primarily due to the net proceeds of $4.9 million from the sale of our Protocol Products Group in December 2008, offset by capital expenditures of $2.8 million. Cash provided by investing activities was $1.8 million in 2007 compared to cash used in investing activities of $2.9 million in 2006. The $4.7 million increase in net cash provided by investing activities during 2007 compared to 2006 was primarily due to an increase in the sales of short-term investments, net of purchases and a reduction of capital expenditures in 2007. As of December 31, 2008, we had no plans for nonrecurring capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash provided by financing activities was $1.8 million in 2008. Cash used in financing activities was $0.2 million in 2007 and $0.5 million in 2006. The increase in cash provided by financing activities during 2008 is primarily due to net borrowings of $2.0 million on our line of credit. The decrease in cash used in financing activities during 2007 compared to 2006 was primarily due to increases in restricted cash during 2006 that were not required during 2007 and reduced payments on notes payable. No issuance of stock under the Stock Purchase Plan or exercise of stock options have been permitted subsequent to December 2005 due to restrictions on our ability to issue stock as a result of not being current with our SEC filings.

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

We consider “critical” those accounting policies that require our most subjective or complex judgments, which often result from a need to make estimates about the effect of matters that are inherently uncertain, and that are among the most important of our accounting policies to the portrayal of our financial condition and results of operations. These critical accounting policies are the determination of our allowance for doubtful accounts receivable, valuation of excess and obsolete inventory, valuation of goodwill and other intangible assets, accounting for the liability of product warranty, deferred income tax assets and liabilities and revenue recognition.

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

Valuation of Inventories

Inventories are recorded at the lower of cost determined on a first-in-first-out basis (approximated by average cost) or market. We compare our inventory on hand against projected demand, and record provisions for excess and obsolete inventories when inventory on hand exceeds our estimate of future demand for that inventory. This evaluation includes an analysis of historical and forecasted sales levels by product and a review of other factors such as competitiveness of product offerings, market conditions and product life cycles. Inventories on hand in excess of forecasted demand are reserved with a charge to cost of sales. If an inventory item is reserved, a new cost basis for that inventory item is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this inventory item is subsequently sold or otherwise disposed of, then the related reserve is reversed, resulting in lower costs and higher gross margins relating to the sale or disposition of that inventory.

Valuation of Goodwill and Other Intangible Assets

We evaluate the valuation of goodwill in the manner prescribed by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As required by SFAS 142, we test goodwill for impairment annually, during our fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is determined at the reporting unit level, with the Company as a single reporting unit, using a two-step approach. First, the carrying amount of the entire reporting unit is compared to its fair value, as determined by the market value of the Company’s outstanding common stock, adjusted for a control premium. If the carrying value of the entire reporting unit exceeds its fair value, the second step is performed. In this step, an impairment loss is recognized for the excess, if any, of the carrying amount of goodwill over its implied fair value. The implied fair value of the reporting unit’s goodwill is the amount by which the fair value of the entire reporting unit exceeds the sum of the individual fair values of its assets, except goodwill, less the sum of the individual fair values of its liabilities. The fair values of individual assets and liabilities may be estimated as the amount at which they could be bought or sold in a current transaction between willing parties. If this information is not available, fair value is determined based on the best information available under the circumstances. This often involves the use of valuation techniques, such as the present value of expected future cash flows, discounted at a rate commensurate to the risk involved, or other acceptable valuation techniques.

During the quarter ended September 30, 2008, based on a combination of factors, including a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of September 30, 2008. We estimated the fair value of the Company using the market comparable approach, which analyzes our quoted market prices adjusted for a control premium. The results of the goodwill analysis indicated that there would be no remaining implied value attributable to goodwill. Accordingly, during the quarter September 30, 2008, we impaired the entire goodwill balance and recorded goodwill impairment charges of $12.8 million.

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

In connection with completing our goodwill impairment analysis, we performed an impairment analysis of our intangible and long-lived assets as of September 30, 2008. The impairment analysis indicated that all of the identified intangible assets were not recoverable and as a result, we impaired the carrying values of the identified intangible assets, which resulted in impairment charges on intangibles assets totaling $1.2 million. In addition, we recorded an impairment charge of $4.8 million relating to our long-lived assets. The impairment charges are included in operating expenses in “Impairment charges” in the consolidated statements of operations in the year ended December 31, 2008.

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

Income taxes

We recognize income taxes in accordance with SFAS 109, using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. Otherwise, a valuation allowance is established for the deferred tax assets which may not be realized.

We are subject to income tax audits by the tax authorities in the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that we make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on our tax provision in a future period.

Effective January 1, 2007, we adopted FIN 48, which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on its tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. With the adoption of FIN 48, we also began reporting tax-related interest and penalties as a component of income tax expense.

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

When the arrangement with the customer includes future obligations or customer acceptance provisions, we recognize revenue when those obligations have been met or customer acceptance has been received. We use objective evidence of fair value to allocate revenue to elements in multiple element arrangements and recognize revenue when the criteria for revenue recognition has been met for each element. In the absence of objective evidence of fair value of a delivered element, we allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. The price charged when an element is sold separately generally determines its fair value. We defer revenue from support provided under our extended warranty programs, and recognize it on a straight-line basis over the warranty period. Deferred revenue represents amounts received from customers in advance of services and support to be provided and amounts received for product sales that are subject to customer acceptance. Provisions are recorded at the time of sale for estimated product returns, standard warranty obligations, and customer support.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2008, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CONTRACTUAL OBLIGATIONS

The following table summarizes, as of December 31, 2008, the timing of future cash payments due under certain contractual obligations (in thousands):

	Payments Due in
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Borrowings and notes payable	$2,002	$2,002	$—	$—	$—
Interest expense associated with borrowings and notes payable	65	65	—	—	—
Operating lease obligations	2,992	1,449	1,456	87	—
Purchase obligations*	3,411	3,411	—	—	—

Total	$8,470	$6,927	$1,456	$87	$—

*	Represents our outstanding purchase orders for goods and services. While the amount above represents our purchase agreements as of December 31, 2008, the actual amounts to be paid may be less in the event that any agreements are renegotiated, cancelled, or terminated.

We have $1.4 million of long-term income taxes payable related to unrecognized tax benefits as of December 31, 2008. We cannot estimate the payments due by period because the total income taxes payable and timing of tax payments depend on the resolution of uncertain tax positions and any future tax examinations which cannot be estimated with certainty. Therefore, the income taxes payable related to unrecognized tax benefits are not reflected in the contractual obligations table above.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Effective January 1, 2008, we adopted the provisions of SFAS 159 but did not choose the fair value option and therefore, there was no impact on our consolidated financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We sell our products in North America, the Asia/Pacific region, Latin America, Africa, the Middle East, and Europe and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a portion of our sales denominated in euros, the Canadian dollar, Japanese yen, Korean won, and other currencies, which are also affected by changes in currency exchange rates. To hedge these risks, we have, at certain times, used derivative financial instruments. As of December 31, 2008, we had no material derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Because our investment policy restricts us to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on our investment portfolio to be material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sunrise Telecom Incorporated:

We have audited the accompanying consolidated balance sheets of Sunrise Telecom Incorporated and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Telecom Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Mountain View, California

May 1, 2009

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,196	$15,981
Accounts receivable, net of allowances of $1,004 and $270, respectively	19,732	17,972
Inventories	11,481	17,445
Prepaid expenses and other assets	2,200	2,283
Deferred tax assets	—	982

Total current assets	42,609	54,663
Property and equipment, net	20,132	27,211
Restricted cash	296	296
Goodwill	—	12,736
Intangible assets, net	—	1,116
Other assets	2,123	854

Total assets	$65,160	$96,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$2,000	$183
Accounts payable	3,403	4,653
Other accrued liabilities	12,833	15,158
Income taxes payable	617	181
Deferred revenue	1,244	2,520

Total current liabilities	20,097	22,695
Notes payable, less current portion	2	424
Income taxes payable	1,368	1,700
Deferred revenue, less current portion	71	13
Deferred tax liabilities	—	2,106

Total liabilities	21,538	26,938

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,349,058 shares outstanding as of December 31, 2008 and 2007, respectively	51	51
Additional paid-in capital	77,964	77,788
Accumulated deficit	(34,856)	(8,792)
Accumulated other comprehensive income	463	891

Total stockholders’ equity	43,622	69,938

Total liabilities and stockholders’ equity	$65,160	$96,876

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Net sales	$80,650	$93,391	$99,880
Cost of sales	37,279	36,018	34,504

Gross profit	43,371	57,373	65,376

Operating expenses:
Research and development	18,661	23,589	21,068
Selling and marketing	23,959	28,817	27,688
General and administrative	16,173	18,746	16,586
Restructuring charges	2,140	—	—
Impairment charges	18,796	—	—
Gain on sale of business	(8,303)	—	—

Total operating expenses	71,426	71,152	65,342

Income (loss) from operations	(28,055)	(13,779)	34
Other income, net	1,151	2,043	2,174

Income (loss) before income taxes	(26,904)	(11,736)	2,208
Income tax expense (benefit)	(840)	820	1,694

Net income (loss)	$(26,064)	$(12,556)	$514

Net income (loss) per share:
Basic and diluted	$(0.51)	$(0.24)	$0.01

Shares used in computing net income (loss) per share:
Basic	51,349	51,349	51,349

Diluted	51,349	51,349	51,580

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive

Income (Loss)

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2005	51,349	$51	$76,392	$(8)	$3,250	$1,164	$80,849
Reversal of deferred stock- based compensation	—	—	(8)	8	—	—	—
Stock-based compensation expense	—	—	1,042	—	—	—	1,042
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	352	352	$352
Cumulative translation adjustment	—	—	—	—	—	(21)	(21)	(21)
Net income	—	—	—	—	514	—	514	514

Comprehensive income								$845

Balances, December 31, 2006	51,349	51	77,426	77,426	3,764	1,495	82,736
Stock-based compensation expense	—	—	362	—	—	—	362
Change in unrealized gain on available-for-sale investments	—	—	—	—	—	(406)	(406)	$(406)
Cumulative translation adjustment	—	—	—	—	—	(198)	(198)	(198)
Net loss	—	—	—	—	(12,556)	—	(12,556)	(12,556)

Comprehensive loss								$(13,160)

Balances, December 31, 2007	51,349	51	77,788	—	(8,792)	891	69,938
Stock-based compensation expense	—	—	176	—	—	—	176
Cumulative translation adjustment	—	—	—	—	—	(428)	(428)	$(428)
Net loss	—	—	—	—	(26,064)	—	(26,064)	(26,064)

Comprehensive loss								$(26,492)

Balances, December 31, 2008	51,349	$51	$77,964	$—	$(34,856)	$463	$43,622

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(26,064)	$(12,556)	$514
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,927	4,585	5,186
Stock-based compensation expense	176	362	1,042
Provision for losses on accounts receivable	779	378	271
Gain on sale of business	(8,303)	—	—
Loss on disposal of property and equipment	119	550	111
Non-cash restructuring charges	193	—	—
Gain on sale of marketable securities	—	(521)	(341)
Impairment charges	18,796	—	—
Deferred income taxes	(1,124)	302	(158)
Changes in operating assets and liabilities:
Accounts receivable	(3,919)	3,729	(4,625)
Inventories	4,697	(246)	(4,837)
Prepaid expenses and other assets	270	(548)	(518)
Accounts payable and accrued liabilities	1,857	2,758	2,729
Income taxes payable	(421)	(1,681)	1,704
Deferred revenue	(1,218)	92	1,590

Net cash provided by (used in) operating activities	(10,235)	(2,796)	2,668

Cash flows from investing activities:
Purchases of short-term investments	—	(1,003)	(4,510)
Proceeds from sales of short-term investments	—	5,570	6,577
Proceeds from sales of marketable securities	—	976	657
Proceeds from sale of business, net	4,916	—	—
Capital expenditures	(2,823)	(3,403)	(5,401)
Acquisition of intangible assets	(190)	(297)	(236)

Net cash provided by (used in) investing activities	1,903	1,843	(2,913)

Cash flows from financing activities:
Decrease (increase) in restricted cash	—	4	(283)
Proceeds from short-term borrowings and notes payable	4,000	—	27
Payments on short-term borrowings	(2,000)	—	—
Payments on notes payable	(163)	(169)	(240)

Net cash provided by (used in) financing activities	1,837	(165)	(496)

Effect of exchange rate changes on cash and cash equivalents	(290)	(351)	(133)

Net increase (decrease) in cash and cash equivalents	(6,785)	(1,469)	(874)
Cash and cash equivalents at the beginning of the period	15,981	17,450	18,324

Cash and cash equivalents at the end of the period	$9,196	$15,981	$17,450

Supplemental Disclosure
Cash paid for interest	$11	$29	$23

See accompanying notes to consolidated financial statements.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Business and Significant Accounting Policies

(a)    Business

Sunrise Telecom Incorporated (the “Company”) designs, manufactures, and markets service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, internet access and wireless networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. Due to its international operations, the Company has wholly-owned subsidiaries located outside of the United States in Canada, Italy, Taiwan, South Korea, Japan, China, Germany, France, Spain, and Mexico.

(b)    Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

(c)    Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses from operations from 2002 through 2008, which has adversely impacted its liquidity and has significantly reduced its cash and cash equivalents. The Company has managed its liquidity during this time through a series of cost reduction initiatives, obtaining a secured revolving credit arrangement with a financial institution and the sale of assets. The recession in the United States and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment in 2008. The Company’s liquidity position, as well as its operating performance, was negatively affected by these economic conditions and by other financial and business factors, many of which are beyond its control. The Company does not believe it is likely that these adverse economic conditions will improve significantly during 2009. If the Company’s revenues and gross profit levels decline further in 2009 and the Company is unable to sufficiently reduce operating expenses, it would continue to use cash in operating activities in 2009, further reducing its liquidity and cash and cash equivalents. As a result, the Company may become unable to pay its operating expenses on a timely basis due to a lack of sufficient liquidity.

The Company took actions in 2008 to both conserve cash and generate incremental cash flows. Such actions include the sale of its wholly-owned Italian subsidiary in December 2008 and restructuring activities during 2008 intended to reduce costs and improve operating efficiencies. The Company intends to generate cash through further sales of assets or secured or unsecured financing arrangements, and is exploring strategic alternatives to enhance stockholder value, including a sale of the Company. The Company also intends to pursue obtaining a waiver of the default under its revolving credit agreement with Silicon Valley Bank, as well as obtaining an extension of the agreement, which otherwise expires August 12, 2009. However, there can be no assurance that the Company will be successful with its plans.

The Company’s significant operating losses and resulting negative cash flows from operating activities, among other factors, raise substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(d)    Risks and Uncertainties

The Company’s continued losses from operations and cash used in operating activities have reduced its cash and cash equivalents in 2007 and 2008. As of December 31, 2008, the Company had approximately $9.0 million in cash and cash equivalents and $2.0 million was outstanding under its secured revolving credit arrangement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). In the future, the Company may need to borrow through additional debt, equipment loans, lease lines of credit, asset-based financings, mortgages or other financing arrangements and sell assets to finance capital expenditures and working capital for its business. It is possible that the Company may continue to use cash in operating activities and may become unable to pay its ordinary operating expenses, including its debt service, on a timely basis. The Company’s lack of liquidity could result in:

•	increasing its vulnerability to adverse conditions in its industry or macro-economy in general;

•	limiting its ability to obtain additional financing;

•	requiring it to sell assets to raise cash at potentially unfavorable prices;

•	requiring a substantial portion of cash flow from operations to be used for debt service or to prepay debt, thereby reducing cash flow available for other purposes, including operating expenditures;

•	limiting its flexibility in planning for, or reacting to, changes in its business and industry; and

•	affecting perceptions by investors, suppliers and customers about its financial stability thereby further limiting its ability to obtain additional financing and to acquire and retain customers.

The global unfavorable economic and market conditions and the financial crisis could impact the Company’s business in a number of ways, including:

•	potential deferment of purchases and orders by customers;

•	customers’ inability to obtain financing to make purchases from the Company and/or maintain their business;

•	negative impact from increased financial pressures on third-party dealers, distributors and retailers; and

•	negative impact from increased financial pressures on key suppliers.

If the economic, market and geopolitical conditions in the United States and the rest of the world do not improve, or if they continue to deteriorate, the Company may experience material adverse impacts on its business, operating results and financial condition.

(e)    Revenue Recognition

The Company recognizes revenue from a customer order when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. For product sales, the Company considers delivery to have occurred when title and risk of loss have been transferred to the customer, which is usually at the time that the product has been picked up by a common carrier. When the arrangement with the customer includes future obligations or customer acceptance provisions, the Company recognizes revenue when those obligations have been met or customer acceptance has been received. Deferred revenue represents amounts received from customers in advance of support services to be provided and amounts received prior to customer acceptance.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Extended warranty service is offered as part of the product sale arrangement and sold at a later date if not purchased at time of sale. When offered with the product sale, the Company follows the guidance in EITF 00-21, Revenue Arrangements with Multiple Deliverables. Fair value of the extended warranty services exists and is based on the price when the service is sold separately. The Company defers revenue from the extended warranty service arrangement and recognizes such revenue on a straight line basis over the service period.

The Company generally does not sell its products with rights of return. On the few occasions when the Company has agreed to provide customers with rights of return, it has deferred recognition of sales revenue until the rights of return have lapsed. The Company generally does not provide extended payment terms to its customers. The normal terms are typically 30 days for North America and up to 60 days in other markets. In the United States, we sell our products through manufacturers’ representatives who are supported by a regional channel management and field engineering team. Manufacturers’ representatives are paid on a commission basis for sales in their respective regions. The manufacturers’ representatives solicit orders from customers, and the Company then ships its products directly to the customers and invoices those customers at time of shipment. Outside the United States, the Company sells its products through a mix of its own sales offices and independent distributors. The Company recognizes revenue upon shipment to the distributors as the distributors are not granted any return or stock rotation rights.

(f)    Warranty Cost

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

(g)    Research and Development

Costs incurred in the research and development of new products and enhancements to existing products are expensed as incurred until the product has been completed and tested and is ready for commercial manufacturing. Accordingly, no research and development costs have been capitalized.

(h)    Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings included in the Company’s financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. Estimated fair values for investment securities classified as cash equivalents, are based on quoted market prices for the same or similar instruments.

(i)    Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less when acquired to be cash equivalents. Cash equivalents as of December 31, 2008 and 2007 consisted primarily of cash on deposit with banks and money market funds. The Company determines the appropriate classification of debt and equity securities at the time of purchase. Investments classified as available for sale are reported at market value, with the unrealized gains

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

and losses, net of tax, reported as a separate component of other comprehensive income or loss in stockholders’ equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in other income (expense).

(j)    Restricted Cash

Restricted cash is cash held in certificates of deposit by a financial institution that collateralize standby letters of credit issued by the financial institution on the Company’s behalf.

(k)    Allowances for Doubtful Accounts and Sales Returns

The Company determines its allowance for doubtful accounts receivable by making its best estimate of specific and general uncollectible accounts considering its historical accounts receivable collection experience and the information that it has about the current status of the accounts receivable balances. If future conditions cause the collection experience to change or if the Company later obtains different information about the status of any or all of its accounts receivable, additional allowances for doubtful accounts receivable may be required. The Company charges provisions for doubtful accounts receivable to general and administrative expense.

The Company records an allowance for sales returns for estimated future product returns related to current period product revenue. The Company bases its allowance on periodic assessments of historical trends in product return rates. If the actual future returns were to deviate from the historical data on which the reserve had been established, the Company’s revenue could be adversely affected. The allowance is recorded as a reduction of revenues in the Company’s consolidated financial statements.

(l)    Inventories

Inventories are recorded at the lower of cost determined on a first-in-first-out basis (approximated by average cost) or market. The Company compares its inventory on hand against projected demand, and records provisions for excess and obsolete inventories when inventory on hand exceeds estimated future demand. This evaluation includes an analysis of historical and forecasted sales of products and a review of other factors such as product competitiveness, product life cycles and market conditions. Inventories in excess of forecasted demand are reserved with a charge to cost of sales. If inventory is reserved, a new cost basis for that inventory is established, and later changes in facts and circumstances do not restore or increase that newly established cost basis. If reserved inventory is subsequently sold or otherwise disposed of, then the related reserve is reversed, resulting in lower costs and higher gross margins relating to the sale or disposition of such inventory.

(m)    Property and Equipment

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(n)    Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company assesses the recoverability of the carrying value of its goodwill as of November 30 of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is determined at the reporting unit level, with the Company as a single reporting unit, using a two-step approach. First, the carrying amount of the entire reporting unit is compared to its fair value, as determined by the market value of the Company’s outstanding common stock. If the carrying value of the entire reporting unit exceeds its fair value, the second step is performed. In this step, an impairment loss is recognized for the excess, if any, of the carrying amount of goodwill over its implied fair value. The implied fair value of the reporting unit’s goodwill is the amount by which the fair value of the entire reporting unit exceeds the sum of the individual fair values of its assets, except goodwill, less the sum of the individual fair values of its liabilities. The fair values of individual assets and liabilities may be estimated as the amount at which they could be bought or sold in a current transaction between willing parties. If this information is not available, fair value is determined based on the best information available under the circumstances. This often involves the use of valuation techniques, such as the present value of expected future cash flows, discounted at a rate commensurate to the risk involved, or other acceptable valuation techniques. See “Note 5—Goodwill, Intangible Assets and Long-lived Assets.”

(o)    Long-Lived Assets

Long-lived assets, including property and equipment and identifiable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that such assets may be impaired, or that the estimated useful lives are no longer appropriate. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the impairment evaluation is performed based on asset groups, which represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company reviews its long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event that such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. See “Note 5—Goodwill, Intangible Assets and Long-lived Assets.”

(p)    Income Taxes

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(q)    Business and Concentrations of Credit Risk

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

The Company’s customers are concentrated in the telecommunications and cable broadband industries Accordingly, the Company’s future success depends on the buying patterns of these customers and the continued demand by these customers for the Company’s products. Additionally, the market is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The Company’s continued success will depend upon its ability to enhance existing products and to develop and introduce, on a timely basis, new products and features that keep pace with technological developments and emerging standards. Sales of our DSL and other wireline access products accounted for approximately 36% of our net sales for both of the years ended December 31, 2008 and 2007. Currently, the Company DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may, at any time, adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and continue to reduce or eliminate the demand for the Company’s DSL products. As a result of its international sales, the Company’s operations are subject to risks of doing business abroad, including, but not limited to, fluctuations in the relative values of currencies, longer payment cycles, and greater difficulty in collecting accounts receivable. Verizon Communications, Inc. accounted for 13% and 11% of the Company’s net sales in 2007 and 2006, respectively. No customer accounted for 10% or more of the Company’s net sales in 2008.

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

and delivery, product development delays, price fluctuations, and exposure to quality related issues. Long lead-times for delivery of certain sole-sourced components may impact the ability of the Company to respond to changes in production demand in a timely fashion.

(r)    Net Income (Loss) per Share

Basic net income (loss) per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. For the years ended December 31, 2008, 2007, and 2006, potential common equivalent shares from weighted average outstanding stock options of 2,647,928, 3,304,334 and 4,402,434, respectively, were excluded from the calculation of diluted EPS presented in the consolidated statements of operations because their effect would have been anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

	Years Ended December 31,
	2008	2007	2006
Basic—weighted-average number of common shares outstanding	51,349	51,349	51,349
Effect of dilutive potential common equivalent shares:
Stock options outstanding	—	—	231

Diluted—weighted-average number of common shares and common equivalent shares outstanding	51,349	51,349	51,580

(s)    Share-Based Compensation

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

(t)    Use of Estimates

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

(u)    Foreign Currency Translation

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

(v)    Advertising Cost

The Company expenses advertising costs as incurred. Such costs are included in selling and marketing expense and totaled approximately $137,000, $184,000, and $417,000 during the years ended December 31, 2008, 2007, and 2006, respectively.

(w)    Recent Accounting Pronouncements

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

(x)    Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to stockholders’ equity and includes unrealized gains and losses which have been excluded from the consolidated statements of operations. These unrealized gains and losses consist of foreign currency translation adjustments, unrealized gains and losses on available-for-sale.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(2)    Financial Statement Details

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2008	2007
Raw materials	$4,772	$8,187
Work in process	2,461	5,486
Finished goods	4,248	3,772

	$11,481	$17,445

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Land	$6,870	$8,821
Building	8,899	10,023
Equipment	27,853	33,885
Furniture and fixtures	2,305	2,634
Leasehold improvements	1,285	1,606

	47,212	56,969
Less accumulated depreciation and amortization	27,080	29,758

	$20,132	$27,211

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $3.9 million, $4.2 million and $4.4 million, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2008	2007
Proceeds receivable from sale of business—see Note 13	$1,701	$—
Insurance deposits	71	452
Rental deposits	124	335
Other deposits	227	67

	$2,123	$854

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Accrued compensation and other related benefits	$3,114	$5,861
Commissions payable	637	1,340
Sales tax payable	127	423
Accrued warranty (see Note 6)	2,745	1,454
Accrued inventory receipts	2,082	1,226
Legal accrual	522	307
Other accrued expenses	3,606	4,547

	$12,833	$15,158

Other Income, net

Other income, net consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Interest income	$192	$733	$650
Foreign exchange gain	1,032	983	1,028
Gain on sale of marketable securities	—	521	335
Interest expense	(116)	(30)	(60)
Other income (expense), net	43	(164)	221

	$1,151	$2,043	$2,174

(3)    Valuation and Qualifying Accounts

A summary of allowances for doubtful accounts and sales returns is as follows (in thousands):

	Balance at Beginning of Year	Charged to Sales / Expenses	Write-offs	Balance at End of Year
2008	$270	$779	$(45)	$1,004
2007	$281	$378	$(389)	$270
2006	$428	$66	$(213)	$281

The allowance for doubtful accounts was $778,000 and $15,000 as of December 31, 2008 and 2007, respectively.

(4)    Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

As of December 31, 2008, the Company had investments in money market funds of $3.3 million in cash and cash equivalents classified as Level 1 and no financial assets or liabilities in the Level 2 or 3 hierarchy.

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

During the quarter ended September 30, 2008, based on a combination of factors, including a sustained decline in the Company’s market capitalization, the Company concluded that there were sufficient indicators to require it to perform an interim goodwill impairment analysis as of September 30, 2008. The fair value of the Company was estimated using the market comparable approach, which analyzes the Company’s quoted market prices adjusted for a

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

control premium. The results of the goodwill analysis indicated that there would be no remaining implied value attributable to goodwill. Accordingly, during the year ended December 31, 2008, the Company impaired the entire goodwill balance and recognized a goodwill impairment charge of $12.8 million in the consolidated statement of operations under operating expenses.

Intangible and Long-lived Assets

In accordance with SFAS No. 144, the Company assesses the recoverability of long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the amount of impairment of such long-lived assets by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. In connection with completing its goodwill impairment analysis, the Company performed an impairment analysis of its intangible and long-lived assets as of September 30, 2008. The impairment analysis indicated that all of the identified intangible assets were not recoverable and as a result, the Company impaired the carrying values of the identified intangible assets, which resulted in impairment charges on intangibles assets totaling $1.2 million. In addition, the Company recorded an impairment charge of $4.8 million relating to its long-lived assets. The impairment charges are included in operating expenses in “Impairment charges” in the consolidated statements of operations in the year ended December 31, 2008.

The Company had amortized its intangible assets on a straight-line basis over their estimated useful lives of up to seventeen years. Aggregate amortization expense for the years ended December 31, 2008, 2007, and 2006 was $0.1 million, $0.3 million, and $0.8 million, respectively. Amortization expense is classified as a general and administrative expense on the Company’s consolidated statements of operations.

(6)    Liability for Product Warranties

During the year ended December 31, 2008, the Company recorded a warranty charge of approximately $1.8 million relating to its CM750 product that had been sold to a significant customer in prior years. Changes in the Company’s liability for product warranties, which is included in other accrued liabilities in the consolidated balance sheets, during the years ended December 31, 2008, 2007, and 2006, were as follows (in thousands):

Year	Balance at Beginning of Year	Warranty Expense	Warranty Costs	Balance at End of Year
2008	$1,454	$2,884	$(1,593)	$2,745
2007	$1,656	$1,302	$(1,504)	$1,454
2006	$834	$1,836	$(1,014)	$1,656

(7)    Short-term Borrowings and Notes Payable

Notes Payable

The Company’s Italian subsidiary, Sunrise Telecom, S.r.l., has a loan from the Italian government which bears interest at 2% per year. As of December 31, 2007, the outstanding balance on this loan was $0.6 million. On December 12, 2008, the Company completed the sale of Sunrise Telecom S.r.l to LTE Innovations OY and as a result, the loan from the Italian government was assumed by the buyer. See Note 13, “Sale of Business.”

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Revolving Credit Agreement

On August 13, 2007, the Company entered into a $10 million secured revolving credit arrangement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) to improve liquidity and working capital for the Company. The Company may borrow, repay and reborrow under the line of credit facility at any time. The amount that the Company is able to borrow under the Loan Agreement will vary based on the eligible accounts receivable, as defined in the agreement. The borrowing base on the Loan Agreement is $5 million plus 80% of eligible accounts receivable. The line of credit facility bears interest at the bank’s prime rate (4% at December 31, 2008). This line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the Loan Agreement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable.

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

As of September 30, 2008 and December 31, 2008, the Company was in default of its Tangible Net Worth Covenant due to the Company’s tangible net worth being less than $44 million. In addition, the Company was in default of the $50 million tangible net worth covenant for the March 31, 2008 and June 30, 2008 periods. Under this revolving credit agreement, there was $2.0 million outstanding as of December 31, 2008.

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

Letters of Credit

As of December 31, 2008 and 2007, the Company had standby letters of credit with a maximum potential future payment of $296,000 and $296,000, respectively. These standby letters of credit secure an equal amount of performance bonds that were issued by financial institutions to our customers.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(8)    Restructuring

During 2008, the Company initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change its operations to more closely align them with its key strategic focus. The total restructuring charges were approximately $2.1 million and included employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment. The Company completed its restructuring activities by the end of the fourth quarter of 2008. During the year ended December 31, 2008, the Company recognized $1.6 million of expense for workforce reduction and $0.5 million of lease termination costs, contract buy-out, and disposal of assets associated with restructuring activities in 2008. These expenses are presented as “Restructuring charges” in the Company’s Consolidated Statements of Operations.

The following table summarizes the activity in the accrued restructuring balance, included in other accrued liabilities in the accompanying condensed consolidated balance sheet, for the year ended December 31, 2008 and is expected to be fully paid by the end of the second quarter 2009 (in thousands):

	Balance as of December 31, 2007	Restructuring Charges	Cash Payments	Non-cash Charges	Balance as of December 31, 2008
Workforce reduction	$—	$1,584	$(1,272)	$—	$312
Other exit costs	—	556	(212)	(193)	151

	$—	$2,140	$(1,484)	$(193)	$463

(9)    Leases

The Company leases all of its facilities, other than its U.S. headquarters which is owned by the Company, under several operating lease agreements through 2014. Future minimum lease payments, under these agreements, as of December 31, 2008, are as follows (in thousands):

Year ending December 31,	Amount
2009	$1,449
2010	1,018
2011	341
2012	97
2013	56
Thereafter	31

$2,992

Rent expense for the years ended December 31, 2008, 2007, and 2006 was approximately $1.8 million for each year.

(10)    Capital Stock

Shares reserved for future issuance are as follows as of December 31, 2008:

Employee Stock Purchase Plan	702,887
Stock Option Plan	10,905,145

11,608,032

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(11)    Share-Based Compensation Plans

The Company uses share-based compensation plans to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling them to acquire or increase their equity interest in the Company. The Company believes that participation in these share-based compensation plans strengthens the mutuality of interests between participants and Company stockholders and provides participants with long-term performance incentives to promote the creation of stockholder value. Consequently, share-based compensatory awards issued subsequent to the initial award to the Company’s employees are determined primarily on the basis of individual performance. The Company currently has outstanding awards under its 1993 Stock Option Plan, its 2000 Stock Plan, and its 2000 Employee Stock Purchase Plan.

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Cost of sales	$10	$22	$56
Research and development	51	114	458
Selling and marketing	65	144	375
General and administrative	50	82	153

Total	$176	$362	$1,042

The Company has historically issued new shares upon the exercise of stock options or employee stock purchase plan purchases.

Stock Option Plan

In April 2000, the Company’s Board of Directors approved the adoption of the 2000 Stock Plan (the “Stock Plan”). The Stock Plan became effective upon the Company’s initial public offering in July 2000. The total number of shares reserved for issuance under the Stock Plan equaled 7,550,000 shares of common stock, plus 5,250,000 shares of common stock that remained reserved for issuance under the Company’s 1993 Stock Option Plan as of the date the Stock Plan became effective, for a total of 12,800,000 shares. In February 2006, the Company’s Board approved a 200,000 share reserve increase for the Stock Plan which increased the total number of shares to 13,000,000. All outstanding options under the 1993 Stock Option Plan are administered under the 2000 Stock Plan but will continue to be governed by their existing terms. As of December 31, 2008, the Company had granted options to purchase 9,846,346 shares of its common stock to its employees, directors, and consultants and options to purchase 5,675,776 shares of common stock were canceled and returned to the Stock Plan, leaving 8,829,430 shares available for future grants.

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The options granted under the 1993 Stock Option Plan include a provision whereby the option holder may elect at any time to exercise the option prior to its vesting. Unvested shares so purchased are subject to the Company’s right to repurchase the shares at the original purchase price, which right lapses at a rate equivalent to the vesting period of the original option. As of December 31, 2008, there were no shares issued and subject to repurchase under the 1993 Employee Stock Plan.

The following table summarizes stock option activity and weighted-average exercise prices for the year ended December 31, 2008.

	Options Available for Grant	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000)
Balance at December 31, 2007	7,454,340	3,450,805	$3.48	$4.08	$357
Granted	—	—	$—
Exercised	—	—	$—
Forfeited	1,375,090	(1,375,090)	$3.42

Balance at December 31, 2008	8,829,430	2,075,715	$3.50	2.98	$—

Exercisable		2,064,220	$3.51	2.97	$—

Vested and expected to vest		2,075,715	$3.50	2.98	$—

The aggregate intrinsic value is based on the closing price of the Company’s common stock on the Pink Sheets on December 31, 2008 of $.48. There were no in the money options as of December 31, 2008.

Unrecognized compensation expense as of December 31, 2008 was approximately $10,000 and will be recognized during the quarter ended March 31, 2009.

Information regarding stock options outstanding as of December 31, 2008 is summarized in the following table:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.50-$1.58	252,400	0.24	$1.55	252,400	$1.55
1.67-1.76	93,748	4.61	$1.71	93,748	$1.71
1.91-1.91	208,417	3.73	$1.91	208,417	$1.91
1.96-2.40	210,025	1.67	$2.18	210,025	$2.18
2.45-3.05	231,944	5.00	$2.70	231,944	$2.70
3.20-3.20	320,852	5.27	$3.20	309,357	$3.20
3.26-3.91	22,285	0.88	$3.43	22,285	$3.43
3.98-3.98	294,200	2.74	$3.98	294,200	$3.98
4.09-4.94	266,164	2.59	$4.58	266,164	$4.58
5.40-20.38	175,680	1.18	$9.95	175,680	$9.95

	2,075,715	2.98	$3.50	2,064,220	$3.51

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company made no grants of stock options or other share-based awards 2006, 2007 or 2008 and option holders have not been permitted to exercise options since December 2005 due to the Company not being current with its SEC filings. No stock options were exercised under the Stock Plan or the 1993 Stock Option Plan during the years ended December 31, 2008, 2007 and 2006. On March 31, 2009, the Company granted options to purchase approximately 3.1 million shares of its common stock to employees at an exercise price of $0.66 per share.

The Company extended by two additional years the exercise periods of 76 outstanding fully vested stock option grants, representing 295,094 shares in the fiscal year ended December 31, 2006 that could not be exercised due to the Company not being current with its SEC filings and that would have otherwise expired. These extensions were treated as modifications to the original grants and the incremental fair value associated with these modifications of $0.2 million was calculated using the Black-Scholes option pricing model. Expected volatility was estimated based on historical volatility of the Company’s stock. Expected term was estimated based on the contractual life of the instrument, the vesting period of the grant, and the historical exercise behavior. The following assumptions were used in the fair value calculations:

2006
Dividend yield	—
Expected term	2 Years
Risk-free interest rate	4.83%
Volatility rate	78%

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

In February 2006, the Company’s Board of Directors approved a 300,000 share reserve increase for the Purchase Plan pursuant to the automatic adjustment provisions of the Purchase Plan. As of December 31, 2008, 2,350,000 shares of common stock had been reserved for issuance under the Purchase Plan with 1,647,113 shares issued, leaving 702,887 shares remaining for future issuance.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

No purchases have been permitted under the Purchase Plan subsequent to November 10, 2005 due to restrictions on the Company’s ability to issue stock as a result of not being current with its SEC filings. Thus, there were no purchases under the Purchase Plan during 2008, 2007 and 2006. The Purchase Plan was suspended and employee contributions were refunded during the quarter ended June 30, 2006. The suspension of the Purchase Plan was treated as a modification to the two year offering period which began May 10, 2005. The fair value associated with this modification was not material and was calculated using the Black-Scholes option pricing model and expensed immediately. Expected volatility was estimated based on historical volatility of the Company’s stock. Expected term was estimated based on the contractual life of the instrument, the vesting period of the grant, and the historical exercise behavior. The following assumptions were used in the fair value calculations:

2006
Dividend yield	—
Expected term	1 Year
Risk-free interest rate	5.01%
Volatility rate	82%

(12)    401(k) Plan

In 1996, the Company adopted a 401(k) Plan (the “Plan”). Participation in the Plan is available to all full-time employees. Each participant may elect to contribute up to 15% of his or her annual salary, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the Plan, which vests over a six-year period beginning on the employee’s date of hire. The Plan does not provide participants with an election to use their contributions to purchase the Company’s stock. The Company made contributions to the Plan of $0.4, $0.6 million and zero during 2008, 2007 and 2006 respectively. In November 2008, the Company suspended contributions to the Plan.

(13)    Sale of Business

Under SFAS No. 144, the Company reports assets to be disposed of by sale as held for sale and recognizes those assets and liabilities on the consolidated balance sheet at the lower of carrying amount or fair value, less cost to sell. Assets classified as held for sale are not depreciated. As of September 30, 2008, the Company met the criteria to classify assets as held for sale relating to its wholly-owned Italian subsidiary, Sunrise Telecom S.r.l. (“Protocol Products Group” or “PPG). The net assets associated with PPG were classified as held-for-sale September 30, 2008 until its disposition on December 12, 2008.

On November 19, 2008, the Company and LTE Innovations OY (“LTE”) entered into a Participation Purchase Agreement (“Purchase Agreement”) pursuant to which the Company agreed to sell PPG to LTE for approximately 8.0 million Euros, or approximately $10.7 million in cash, of which approximately $0.6 million will be paid three months after close and $1.7 million will be held in escrow for up to fifteen months after close to secure indemnities under the Purchase Agreement. The closing of the transaction occurred on December 12, 2008. The Company used $2.0 million of the proceeds from the sale to repay its borrowings outstanding under the Loan Agreement with SVB in December 2008. The Company expects to incur significant continuing direct cash inflows related to the disposed entity as a result of the continuation of the distribution of PPG’s products in the U.S. by the Company. Therefore, the disposal does not meet the criteria to classify the results of operations of PPG, as well as its assets and liabilities, as a discontinued operation. The carrying value of the net assets disposed was approximately $1.8 million, including cash and cash equivalents of $2.9 million, and the direct costs of disposal were approximately $0.6 million. The Company recognized a gain of $8.3 million on the sale of PPG in the fourth quarter of 2008.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(14)    Income Taxes

Income (loss) before income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
U.S.	$(24,072)	$(10,914)	$(106)
Foreign	(2,832)	(822)	2,314

Total	$(26,904)	$(11,736)	$2,208

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current expense:
Federal	$—	$—	$173
State	—	—	17
Foreign	284	517	1,663

	284	517	1,853

Deferred expense (benefit):
Federal	(1,124)	378	249
State	(170)	60	20
Foreign	170	(135)	(428)

	(1,124)	303	(159)

	$(840)	$820	$1,694

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% for the years ended December 31, 2008, 2007 and 2006 to pretax income (loss), as a result of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Computed tax	$(9,147)	$(3,990)	$750
State taxes, net of federal income tax benefit	(170)	60	25
Nondeductible meals and entertainment	62	66	52
Nondeductible impairment charges	476	—	—
Losses and other items not benefited	8,103	4,044	847
Foreign tax rate differential	54	609	(379)
Other, net	(218)	31	399

	$(840)	$820	$1,694

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Inventory reserves and additional costs capitalized	$2,618	$1,599
Accrued compensation and vacation	981	1,119
Allowance for doubtful accounts	184	61
Property and equipment	1,790	—
Goodwill amortization	1,798	—
Other accruals and reserves	3,437	3,228
Net operating losses	12,140	6,812
Foreign and other tax credits	3,008	2,760
Amortization of intangible assets	2,061	4,560
Foreign deferred tax assets	24	—

Total deferred tax assets	28,041	20,139
Valuation allowance	(26,663)	(18,381)

Available deferred tax assets	1,378	1,758

Deferred tax liabilities:
Property and equipment depreciation	—	(169)
State deferred tax liabilities, net of federal benefit	(1,378)	(951)
Goodwill amortization	—	(1,762)

Total deferred tax liabilities	(1,378)	(2,882)

Net deferred tax liabilities	$—	$(1,124)

Net deferred tax liabilities are reported on the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2008	2007
Current deferred tax assets	$—	$982
Long-term deferred tax liabilities	—	(2,106)

Net deferred tax liabilities	$—	$(1,124)

During 2008 and 2007, the Company recorded a valuation allowance against all of the Company’s net deferred tax assets in the United States and certain of the foreign jurisdictions in the amount of $26.7 million and $18.4 million, respectively. The expense for recording the valuation allowance is a non-cash item, and the recording of this expense does not imply that the Company owes additional income taxes.

As of December 31, 2008, deferred tax assets of approximately $177,000 consisting of certain net operating losses resulting from the exercise of employee stock options had not been recognized in the financial statements. When utilized, the tax benefit of these losses will be accounted for as a credit to additional paid-in capital.

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

As of December 31, 2008, the Company had net operating losses for federal and state income tax purposes of approximately $30.3 million and $33.1 million, respectively, that it expects to carry forward to reduce future income subject to income taxes. The federal net operating loss will begin to expire, if not used, in 2023 and the state net operating loss carryforwards will begin to expire in 2013. Under Section 382 of the Internal Revenue Code of 1986, as amended, the benefits from the Company’s net operating loss carryforwards may be impaired or limited in certain circumstances. Events which limit the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined in Section 382, over a three-year period.

As of December 31, 2008, unused research and development tax credits of approximately $527,000 and $562,000 were available to reduce future federal and California income taxes, respectively. The federal research credit carryforward will begin to expire in 2022, and the state development credits will carry forward indefinitely.

Cumulative undistributed earnings of approximately $2.8 million related to the Company’s international subsidiaries as of December 31, 2008 are intended to be permanently reinvested. A deferred income tax liability would have resulted had such earnings been repatriated, which would have been absorbed by a corresponding reversal in valuation allowance.

The Company’s unrecognized tax benefits at December 31, 2008 relate to various domestic and foreign jurisdictions. As of December 31, 2008 the Company had total gross unrecognized tax benefits of $4.1 million, which if recognized would affect the effective tax rate. As of December 31, 2008, the amount of long-term income taxes payable for unrecognized tax benefits, including accrued interest, was $1.4 million. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months. The activity for unrecognized tax benefits for the year ended December 31, 2008 is as follows (in thousands):

Amount
Balance at December 31, 2007	$3,885
Increases related to current year tax positions	451
Increases related to prior year tax positions	461
Decreases related to prior year tax positions	(526)
Expiration of the statute of limitations for the assessment of taxes	(158)

Balance at December 31, 2008	$4,113

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company has adopted the accounting policy that interest and penalties are classified as part of its income tax expense. In 2008, the Company recorded $31,000 of such interest and penalty expense and, as of December 31, 2008, the balance of such accrued interest and penalty was $151,000.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company’s major tax jurisdictions are the U.S., California, Canada, Italy, and Taiwan. The Company’s 2004 through 2008 fiscal years remain subject to examination by the IRS for U.S. federal tax purposes, 2003 through 2008 fiscal years remain subject to examination by the California Franchise Tax Board, 2004 through 2008 remain subject to examination for Canada tax purposes, 2003 through 2008 remain subject to examination for Italy tax purposes and 2006 through 2008 remain subject to examination for Taiwan tax purposes.

(15)    Segment Information

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

Net sales information regarding operations in the different geographic regions in which the Company does business is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
United States	$30,431	$40,351	$52,433
Canada	2,791	2,609	1,340
Asia/Pacific	16,313	17,353	18,313
Europe/Africa/Middle East	26,896	29,517	24,540
Latin America	4,219	3,561	3,254

	$80,650	$93,391	$99,880

Long-lived assets, excluding financial instruments, deferred tax assets, and intangible assets, were located in the following geographic regions (in thousands):

	As of December 31,
	2008	2007
United States	$17,382	$21,979
Canada	—	1,163
Taiwan and other Asia/Pacific	2,573	2,735
Europe/Africa/Middle East	177	1,334

	$20,132	$27,211

In the third quarter of 2008, the Company closed its Montreal, Canada office, transferring the fixed assets previously located at that office to other Company locations.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Net sales information by product category is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Wireline access	$29,451	$33,226	$35,618
Cable broadband	20,090	27,732	31,306
Fiber optics	22,321	25,227	24,969
Signaling	8,788	7,206	7,987

	$80,650	$93,391	$99,880

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In February 2008, the parties attempted to resolve the litigation through mediation, but were unsuccessful. In May 2008, the court granted the Company’s motion to dismiss the plaintiff’s claims for a third time based on the insufficiency of the complaint, but left the plaintiff with the ability to further amend the complaint. In June 2008, Stovall filed a third amended complaint alleging similar legal claims arising primarily out of the historic stock option grant practices of the Company, including prior to the Company’s initial public offering. In August 2008, the court denied the Company’s motion to dismiss the plaintiff’s claims against it and the individual defendants. In October 2008, the court denied the individual defendants’ motion to dismiss the plaintiff’s claims and allowed plaintiff’s claims to proceed. In January 2009, the Company answered the complaint with a general denial and asserted all available affirmative defenses. In February 2009, the court granted the motion of one individual defendant to compel arbitration of the claims against him, and the other individual defendants filed a motion to separately try the issues related to the plaintiff’s standing to sue. A hearing on the individual defendants’ motion to separately try the issues related to the plaintiff’s standing to sue was held on April 10, 2009. The court has not yet ruled on that motion.

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of December 31, 2008, as a loss is not considered probable or estimable.

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

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(17)    Quarterly Financial Data (unaudited) (in thousands, except per share data)

	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Net sales	$19,967	$20,172	$18,966	$21,545	$20,140	$23,047	$22,934	$27,270
Gross profit	$8,816	$12,393	$10,765	$11,397	$13,442	$13,484	$14,298	$16,149
Income (loss) from operations	$(8,627)	$(3,828)	$(21,944)	$6,344	$(5,112)	$(3,206)	$(3,351)	$(2,110)
Net income (loss)	$(7,002)	$(3,548)	$(20,956)	$5,442	$(4,869)	$(2,586)	$(2,917)	$(2,184)
Net income (loss) per share:
Basic	$(0.14)	$(0.07)	$(0.41)	$0.11	$(0.09)	$(0.05)	$(0.06)	$(0.04)
Diluted	$(0.14)	$(0.07)	$(0.41)	$0.11	$(0.09)	$(0.05)	$(0.06)	$(0.04)
Shares used in per share computation:
Basic	51,349	51,349	51,349	51,349	51,349	51,349	51,349	51,349
Diluted	51,349	51,349	51,349	51,349	51,349	51,349	51,349	51,349

(1)	During the quarter ended September 30, 2008, the Company recorded various impairment charges related to its goodwill of $12.8 million, intangible assets of $1.2 million and long-lived assets of $4.8 million.

(2)	During the quarter ended December 31, 2008, the Company recognized a gain of $8.3 million on the sale of PPG.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2008. We determined that, as a result of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Notwithstanding the material weaknesses discussed below, our management, based upon the substantial work performed during the preparation of this report, has concluded that information we are required to disclose in this Form 10-K under the Exchange Act was accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow decisions regarding required disclosures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Public Company Accounting Oversight Board’s Auditing Standard No. 5, An Audit Of Internal Control Over Financial Reporting That Is Integrated With An Audit Of Financial Statements, defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Controls over inventory management

Our controls over the tracking and costing of inventories did not operate effectively resulting in adjustments to our inventories and delays in the completion of our financial statements. These deficiencies were due to turnover of staff at both the senior and junior levels during 2008 and when combined, led to a material weakness over inventory management.

Subsequent to December 31, 2008 management implemented the following actions intended to remediate this material weakness:

•	Additional resources have been hired to ensure that the controls over inventory management are operating effectively.

•

Procedures related to physical inventory counts were modified and a cycle count program was implemented in the first quarter of 2009 to ensure accurate tracking of the physical movement of inventories.

Controls over financial reporting

Our controls over financial reporting did not operate effectively resulting in several audit adjustments and delays in the completion of our financial statements. These deficiencies were due to the turnover of staff in Finance including the San Jose Controller, Director of Tax & Treasury, Corporate Controller, Assistant Controller and the Broadband Controller all leaving in the second half of 2008. The turnover in staff resulted in deficiencies in the review of account reconciliations and when combined, led to a material weakness over financial reporting.

Subsequent to December 31, 2008, management implemented the following actions intended to remediate this material weakness:

•	A new Corporate Controller was hired In December 2008.

•	Management conducted a review of account reconciliations in the January 2009 to April 2009 time period.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Controls as divisional level

As of September 30, 2008, we had a material weakness in internal control relating to our Broadband operating division. During the fourth quarter of 2008, we instituted additional internal control policies and procedures intended to remediate this material weakness. Specifically, management moved the accounting functions previously performed at the Broadband division to the corporate headquarters to provide improved oversight of financial reporting resulting in the elimination of our Broadband controller and a change in many of our business processes. As a result of these actions, we remediated this material weakness at the Broadband division. There were no other changes in internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.    OTHER INFORMATION

None.

Part III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of each of our directors and executive officers, as of January 1, 2009:

Name	Age	Position
Patrick Peng-Koon Ang	49	Director
Henry P. Huff	64	Chairman of the Board
Robert C. Pfeiffer	46	Vice Chairman
Jennifer J. Walt	52	Director
Lyron L. Bentovim	39	Director
Paul A. Marshall	51	Director, Chief Executive Officer, President
Richard D. Kent	52	Chief Financial Officer
Robert Heintz	52	Vice President—World Wide Sales
Kirk O. Williams	39	Chief Legal and Compliance Officer, Secretary

The following are brief biographies of each of our current directors and executive officers. There are no family relationships among our directors and executive officers.

• Patrick Peng-Koon Ang	Mr. Ang has served as one of our directors of Sunrise Telecom since March 2000. Mr. Ang has served as the Chair of the Corporate Governance/Nominating Committee since February 2006 and also serves as a member of the Audit Committee and the Strategy Committee. Mr. Ang served as a member of the Compensation Committee from March 2006 to October 2008. Since November 1, 2007, Mr. Ang has served as Vice President—Marketing of UniRAM Technology, Inc., developer of high performance memory solutions. From July 2006 to November 2007, Mr. Ang managed his personal investments. Mr. Ang served as the Chief Executive Officer of PicoNetics, Inc., a developer of low power IC technology, from January 2005 to July 2006. Mr. Ang served as Executive Vice President and Chief Operating Officer of ESS Technology, Inc., a developer of highly integrated, mixed-signal semiconductor, hardware, software and system solutions from December 2001 to October 2004. Mr. Ang holds a B.S. in Electrical Engineering from the National University of Singapore.

• Henry P. Huff

Mr. Huff has served as one of our directors of Sunrise Telecom since March 2000 and has served as the Chairman of the Audit Committee since that time. Mr. Huff has served as Chairman of the Board since February 2006. Mr. Huff also serves as a member of the Compensation Committee, Strategy Committee and the Corporate Governance/Nominating Committee. Since September 2000, Mr. Huff has served as the part-time Chief Financial Officer of Cambrian Ventures, a venture capital fund. Mr. Huff was Vice President, Finance and Chief Financial Officer of NorthPoint Communications Group Inc., a provider of DSL service from June 1998 until his retirement in May 2000. Mr. Huff holds a B.S. in Business Administration from the University of California at Berkeley and is a Certified Public Accountant in the State of California.

• Robert C. Pfeiffer	Mr. Pfeiffer co-founded Sunrise Telecom in October 1991 and has served as one of our directors since that time. Mr. Pfeiffer has also served as the Vice-Chairman of the Board since February 2006. He has served as a member of the Strategy Committee since October 2008. Mr. Pfeiffer served as interim Vice President of Engineering from April 2006 to November 2006, as Vice President of Engineering from October 1991 to December 1999 and as our Chief Technology Officer from December 1999 until March 2001. Mr. Pfeiffer served as our Secretary from October 1991 to July 2000. Mr. Pfeiffer holds an M.B.A. and a B.S. in Electrical Engineering from Santa Clara University.

• Jennifer J. Walt	Ms. Walt has served as one of our directors of Sunrise Telecom and as the Chair of its Compensation Committee since March 2000. Ms. Walt serves as the Chair of the Compliance Subcommittee of the Audit Committee and as a member of the Audit Committee and the Corporate Governance/Nominating Committee. Ms. Walt has been an attorney with the law firm of Littler Mendelson, P.C. since 1983 and is a shareholder of that firm. Ms. Walt holds a J.D. from the University of California, Hastings College of the Law and a B.A. in History from Stanford University.

• Lyron L. Bentovim

Lyron L. Bentovim has served as a Director of Sunrise Telecom and as Chair of the Strategy Committee since October 2008. Mr. Bentovim also serves as a member of the Audit Committee and the Compensation Committee. Mr. Bentovim has been a Managing Director of SKIRITAI Capital LLC since 2002. From 2000 to 2001, he served as President and COO of WebBrix, Inc. Prior to that, Mr. Bentovim served as a strategy consultant with USWeb/CKS, the Mitchell Group and McKinsey & Company. Mr. Bentovim is also a director of Top Image Systems, Argonaut Technologies, Inc., Manhattan Bridge Capital and Three Five Systems, Inc. Mr. Bentovim has an MBA from Yale Business School and a Law Degree from the Hebrew University in Jerusalem.

• Paul A. Marshall	Mr. Marshall co-founded Sunrise Telecom in October 1991 and has served as Chief Executive Officer since February 2006. Mr. Marshall has served as a member of the Strategy Committee since October 2008. Mr. Marshall served as Chief Operating Officer from December 1999 to February 2006, as Vice President of Marketing from March 1992 to February 2006, and as one of our directors since October 1991. Mr. Marshall also served as the Company’s Chief Financial Officer of Sunrise from March 1992 until December 1999 and Acting Chief Financial Officer from October 2002 to February 2005. Mr. Marshall holds an M.B.A. from the Harvard Business School and a B.S. in Mechanical Engineering from the University of California at Davis.

• Richard D. Kent	Mr. Kent joined Sunrise Telecom as Chief Financial Officer in February 2005. Mr. Kent was Vice-President of Finance from February 2003 to January 2005 at Natural Selection Foods, LLC, a producer of organic fruits and vegetables. Prior to his employment with Natural Selection Foods, he was Managing Director from June 2002 to February 2003 at RAMP Partners, an accounting and financial management firm. Mr. Kent served as Chief Financial Officer, Chief Operating Officer and Corporate Secretary from January 1997 to January 2002 at Cidco Incorporated, a publicly-traded producer of telecommunications products and personal Internet communications products and services. Mr. Kent holds a B.S. in Business Administration with an emphasis in Finance and Accounting from the University of California at Berkeley. Mr. Kent is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

• Robert G. Heintz	Mr. Heintz joined Sunrise Telecom as Vice President—North American Sales and served in that capacity from June 2004 through August 2006, at which time he was appointed Vice President of

Worldwide Sales and Marketing. In July 2008, Mr. Heintz became Vice President Worldwide Sales. Prior to joining Sunrise Telecom, Mr. Heintz was a founder and Chairman of Axcelerant, a managed security services provider, which he founded in January 2001, and sold to GRIC Communications in December 2003. Mr. Heintz holds a B.S. in Electrical Engineering from Stanford University.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during the fiscal year ended December 31, 2008, except that director Lyron Bentovim’s Form 3 was not timely filed upon his appointment as a director due to an administrative error.

Code of Business Conduct and Ethics

In May 2003, the Company’s Corporate Governance/Nominating Committee and our Board adopted our Code of Business Conduct and Ethics that applies to all of our employees, officers, directors, and independent contractors (including our principal executive officer, principal financial officer, principal accounting officer, controller, and senior financial officers). On August 12, 2008, the Company’s Board of Directors approved a revised Code of Business Conduct and Ethics for the Company. The revisions included changes dealing with specific regulatory areas, such as export and import matters, immigration, government contracts, political contributions, and technical and administrative updating. Our Code of Business Conduct and Ethics is posted on our website and can be accessed electronically at http://www.sunrisetelecom.com/ig/sunrise_code_business_conduct_ethics.pdf. We will post amendments to or waivers from a provision of the Code of Business Conduct and Ethics on our website at http://www.sunrisetelecom.com/company/amendments_waivers.php under Investors/Governance—Corporate Governance—”Code of Business Conduct and Ethics and Amendments and Waivers.” Stockholders may request free printed copies of our Code of Business Conduct and Ethics from: Sunrise Telecom Incorporated, Attn: Investor Relations, 302 Enzo Drive, San Jose, California 95138.

Stockholder Director Nominations

The Corporate Governance/Nominating Committee will consider director candidates properly submitted by stockholders in accordance with the procedures set forth in our Bylaws. During 2008, we did not make any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is currently composed of Messrs. Huff, Ang and Bentovim and Ms. Walt. Mr. Huff serves as the Chairman of the Audit Committee. Our Board has determined that all members of the Audit Committee are “independent” as required by the applicable listing standards of the NASDAQ Stock Market. In addition, the Board has determined that Mr. Huff qualifies as the Company’s audit committee financial expert as defined in the rules of the SEC.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

Board of Directors

The Board is currently composed of six members: Messrs. Ang, Huff, Marshall, Pfeiffer and Bentovim and Ms. Walt. Mr. Huff serves as Chairman of the Board and Mr. Pfeiffer serves as Vice Chairman of the Board. During 2008, Lyron Bentovim was added as a member of the Board.

The Board held 17 meetings during fiscal year 2008, four of which were regularly scheduled meetings and 13 of which were special meetings. Each Director attended at least 75% of the aggregate of all of our Board meetings and committee meetings on which such Director served during fiscal year 2008 and was eligible to attend.

The Board has an Audit Committee, a Compensation Committee, a Strategy Committee and a Corporate Governance/Nominating Committee. Each committee operates under a charter that has been approved by the Board. Copies of the charters are posted in the Investor/Governance section of our website at www.sunrisetelecom.com.

Audit Committee

The Audit Committee is currently composed of Messrs. Huff, Ang, Bentovim and Ms. Walt. Mr. Huff serves as the Chairman of the Audit Committee. The Audit Committee held eight meetings during fiscal year 2008, four of which were regularly scheduled meetings and four of which were special meetings.

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

Compliance Subcommittee of the Audit Committee

The Compliance Subcommittee of the Audit Committee is currently composed of one member, Ms. Walt, who serves as its Chair. The Subcommittee did not hold any formal meetings during fiscal year 2008. However, the Subcommittee worked closely with management on its compliance initiatives.

Compensation Committee

The Compensation Committee is currently composed of Ms. Walt and Messrs. Huff and Bentovim. Ms. Walt serves as Chair of the Compensation Committee. Mr. Ang served on the Compensation Committee until December 2008. During 2008, the Compensation Committee held eight meetings, of which four were regularly scheduled meetings and four were special meetings.

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

Strategy Committee

The Strategy Committee is current composed of Messrs. Bentovim, Huff, Pfeiffer, Ang and Marshall. Mr. Bentovim serves as Chairman of the Strategy Committee. During 2008, the Strategy Committee held two meetings, of which one was a regularly scheduled meeting and one was a special meeting.

The Strategy Committee’s duties and responsibilities include:

•	Reviewing and advising the Board regarding strategic business issues, including but not limited to acquisitions, mergers, divestitures, financings, capital structure and joint ventures; and

•	Meeting with the CEO and other members of Company management and reviewing and evaluating long-range financial and strategic plans of the Company on a periodic basis.

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee is currently composed of Messrs. Huff, Pfeiffer and Ang and Ms. Walt. Mr. Ang serves as the Chairman of the Corporate Governance/Nominating Committee. The Corporate Governance/Nominating Committee held four regularly scheduled meetings during fiscal year 2008.

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

The Corporate Governance/Nominating Committee considers each new director candidate and each incumbent director carefully, including considering other factors as it may deem are in the best interests of Sunrise Telecom and its stockholders. The Corporate Governance/Nominating Committee will consider director candidates properly submitted by stockholders in accordance with the procedures set forth in the Sunrise Telecom Bylaws. The Board has determined that each of the members of the Corporate Governance/Nominating Committee is an “independent director” as defined in Rule 5605 of the NASDAQ Listing Rules.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis contains a discussion of the principles underlying our executive compensation policies and decisions and material elements of executive compensation awarded to the named executive officers listed in the Summary Compensation Table—Fiscal 2008 below. The discussion below should be read in conjunction with the tables and related disclosures set forth below in this section.

General Objectives and Policies

We believe that the telecommunications test equipment industry is a highly competitive business environment and that it is important to develop an executive compensation program that attracts, motivates and retains qualified executives by rewarding excellence, leadership and long-term company performance. Accordingly, our compensation strategy is generally market and performance oriented and designed to link executive compensation to our strategic business objectives, specific financial performance objectives and the enhancement of stockholder returns. In 2008, our executive compensation arrangements were affected by the national economic slowdown and our liquidity and economic performance.

As described in more detail below, the material elements of our executive compensation program for our named executive officers during fiscal year 2008 were as follows:

Element	Form of Compensation	Purpose
Base Salary	Cash	Fixed compensation to attract and retain exceptional executive talent.

Management by Objective Bonus	Cash	Recognize individual contributions.

Change of Control Severance Plan	Cash	Motivate executive officers to continue employment with the Company until the completion of a change of control transaction and to provide compensation in the event a named executive officer is terminated as a result of a change of control transaction.

2000 Stock Plan	Equity	Equity ownership to attract and retain employees.

How We Determine Compensation

The Compensation Committee meets regularly during the year and is responsible for the determination of all executive compensation matters. The Compensation Committee conducts an annual review of executive compensation, typically in the first quarter of the year, at which it reviews the elements of executive compensation for each named executive officer and makes compensation decisions for the year, including setting any performance targets for incentive compensation plans. In developing these decisions, the Committee receives and considers recommendations from the Chief Executive Officer. In its annual review, the Compensation Committee considers many factors, including:

•	the relationship between executive compensation and corporate performance and returns to stockholders;

•	the qualitative or quantitative measures of corporate performance to be used in the determination of executive compensation;

•	the roles, responsibilities and performance of individual executives; and

•	the relative compensation of different executives and the long-term value of each executive.

The Compensation Committee reviewed each element of executive compensation for 2008 described above for our named executive officers. In late 2008 the Compensation Committee considered the difficult economic conditions facing the Company in determining to reduce executive officer compensation temporarily.

Role of Compensation Consultant

Neither the Company nor the Compensation Committee retained the services of an independent compensation consultant in 2008 in connection with our determination of executive compensation for 2008. The Company and the Compensation Committee used internal resources and the Radford compensation surveys in determining 2008 executive compensation.

Role of Executive Officers in Determining 2008 Compensation

Our management provides background information relevant to the Compensation Committee’s deliberations on executive compensation matters, and our Chief Executive Officer recommends compensation for other named executive officers but does not participate in the Compensation Committee’s consideration of his own compensation. In March 2008, our Chief Executive Officer provided the Compensation Committee recommended base salaries for all named executive officers, including the Chief Executive Officer, to be in effect for fiscal year 2008. The Compensation Committee has the authority to accept, reject or modify these recommendations, and it accepted them with some adjustments. The Chief Executive Officer did not recommend equity compensation awards in 2008 because the Company was not current with its periodic SEC reporting requirements and was unable to issue any equity compensation under a registration statement on Form S-8.

In making his recommendations to the Compensation Committee, the Chief Executive Officer reviewed the scope of each named executive officer’s responsibilities, the executive’s background, training and experience, the Company’s ability to find a replacement for the individual and internal pay equity considerations. He also reviewed the performance of the individual executives. He referred to the 2008 Radford Executive Survey, which contains market data and compensation alternatives to consider in making compensation decisions for our named executive officers. We believe that this survey is a commonly-used resource for technology companies in our geographic area. We reviewed the amounts reported in the Radford survey for telecommunications companies with average revenue ranging between $50 million and $199 million, to match our industry and company size.

Elements of Compensation

Base Salary

Our goal is to pay base salaries to our executive officers that are competitive with the base salaries paid to similar executives of companies with which we believe we compete to attract and retain executives. We generally target executive officer base salaries at the 50th percentile of the Radford Executive Survey. However, due to the general macroeconomic environment and the Company’s overall lack of financial liquidity, we are unable to meet our long-term goals in that regard, with overall compensation packages, including executive compensation, generally falling at or below the 25th percentile of the Radford Executive Survey in 2008. The Compensation Committee reviewed the base salaries for each named executive officer in the first quarter of 2008 in light of the Radford data and market dynamics. Executive officer base salaries were also evaluated as part of the total compensation package for each named executive officer, with a general target that total compensation should be approximately the 50th percentile of the relevant Radford data. The weight given to different compensation elements may differ from individual to individual, as the Compensation Committee deems appropriate, based on each executive officer’s position, performance and relative experience. We may adjust base salary during the year as warranted to address market conditions, retention issues or to reflect promotions or other changes in the scope or breadth of an executive’s role or responsibilities. In December 2008, the Board of Directors approved reduction of our Chief Executive Officer’s base salary to the legally-required minimum of $33,280 per year.

2008 Management by Objective Bonus and Performance Measures

We believe that a significant portion of executive compensation should generally be contingent on individual performance and the overall financial performance of our business in order to create performance incentives for executives. We consider the level of non-equity incentive compensation to be significant if it represents a potential bonus of approximately 30% of base salary, although the specific amount of non-equity incentive compensation should vary between one officer and another. We believe this allocation of base salary and incentive compensation in proportion to total compensation appropriately balances our goals of aligning the interests of executives and stockholders and providing predictable benefit amounts that reward an executive’s service.

Messrs. Marshall, Kent, Beenen and Williams participated in the Management by Objective Plan (“MBO Plan”), for 2008. Under the MBO Plan, participants could earn incentive bonuses for achievement of individual performance objectives and for Company performance relative to a January 2008 revenue target of $101.8 million and a January 2008 net income target of $7.2 million. The targets were substantially revised in July 2008. Nonetheless, such targets were not achieved and no bonus based on Company performance was paid. Some executives earned incentive bonuses for achievement of individual performance objectives, as described below under “Payments under 2008 Management by Objective Plan.”

The target bonus for each of Messrs. Marshall, Kent, Beenen and Williams was 30% of the participant’s annual base salary. Half of the target bonus is earned if the individual’s performance objectives are achieved, regardless of Company performance; one quarter is earned if the Company’s revenue target is achieved; and one quarter is earned if the Company’s net income target is achieved. The target bonus based on revenue performance is payable if the Company’s revenue target is fully achieved; payment for this element starts when the Company meets 75% of its revenue target and breakeven profitability. The target bonus based on net income performance is payable if the Company’s net income target is fully achieved; payment for this element starts when the Company meets breakeven profitability. In addition, the Compensation Committee may award discretionary bonuses, not to exceed three times the participant’s annual base salary, if Company revenue and net income targets are exceeded. The Compensation Committee reserved the discretion to reduce or eliminate incentive bonuses if Company revenue and net income targets were not achieved. See, “Option Exercises and Stock Vested—Fiscal 2008—Employment Agreements.”

Mr. Heintz did not participate in the 2008 Management by Objective Plan, but Mr. Heintz received commissions during 2008 based on revenue and sales margin targets, with a commission target of $120,000 at the Company’s targeted worldwide sales for 2008. The Compensation Committee in its discretion could have awarded Mr. Heintz an extra bonus based on Company performance above targets, not to exceed two times his annual base salary.

Equity-Based Incentive Awards

We believe that an important element of compensation for our named executive officers is equity-based compensation, because its value can be directly linked to the value realized by our stockholders. In recent years we have not been able to utilize this form of compensation, due to being delinquent with our SEC reports. As a result, our Compensation Committee did not grant stock option awards in 2006, 2007 or 2008.

On March 30, 2009 at its first meeting held after the Company became current with its SEC periodic reporting requirements, the Compensation Committee granted stock options to our employees, including our named executive officers (other than our CEO) with an exercise price equal to the closing sale price of our common stock on March 31, 2009. Like many technology companies, our common stock price is highly volatile, so the value of stock awards rises or falls with the market price of our common stock. The named executive officers will only realize value on their stock options if the market price of our common stock rises above the exercise price on the date of grant.

We believe that stock options also function as a retention incentive for our named executives as they vest over a four year period following the grant date in accordance with the following schedule: 25% vest on the first anniversary of the date of the grant and the remaining 75% vest in equal monthly installments of approximately 2% per month thereafter. The vesting of the grants issued on March 30, 2009 will accelerate and be exercisable in full upon change of control of 100% of the Company’s stock. If the change of control is greater than 70%, but less than 100%, acceleration of vesting will occur if the employee also losses his or her job within two months before or following the change of control.

We typically make an initial stock option award to a new executive officer at the first regularly scheduled Compensation Committee meeting held following the new executive’s date of hire or promotion and we make annual equity award grants to our current executives at the first regularly scheduled Compensation Committee meeting of each year. The Compensation Committee takes a number of factors into account in determining the number of shares of our common stock subject to annual awards to executives in order to create meaningful equity based incentives: the executive’s current position with the Company: the size of comparable awards to comparable executives at comparable companies: the individual’s potential for increased responsibility and promotion over the award term: the individual’s personal performance and contributions in recent periods and the individual’s anticipated contribution to meeting the Company’s long term strategic performance goals. The Compensation Committee also takes into account the number of unvested equity awards held by the named executive officer in order to maintain an appropriate level of retention incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative equity award holdings of the Company’s named executive officers.

Perquisites and Other Benefits

Our executive officers receive the same benefits package that is available to other regular full time employees of the Company. In general, our executive officers do not receive any special perquisites or other benefits solely by virtue of the fact that they are executive officers.

Change of Control Severance Plan

In June 2006, the Compensation Committee approved and adopted a Change of Control Severance Plan to promote our executive compensation objectives to motivate and retain qualified executives by offering severance arrangements designed to provide reasonable compensation to departing executives under certain circumstances. Because many change of control transactions involve significant management turnover, we believe that the potential for a change of control transaction involving the Company creates uncertainty among our executives about their continued employment and might lead to unwanted turnover. The Change of Control Severance Plan allows named executives to remain focused on Company business during a time of Company uncertainty.

In order to encourage our executive officers to remain employed with the Company during an important time when their prospects of continued employment following a change in control transaction are uncertain, we provide Messrs. Kent, Heintz and Williams with severance benefits pursuant to our Change of Control Severance Plan. As a principal stockholder, our Chief Executive Officer, Paul Marshall, does not participate in the Change of Control Severance Plan or any other severance arrangement. Pursuant to the terms of the plan, the Company may amend the plan at any time.

Please see the section below titled “Potential Payments Upon Termination or Change of Control” for a description of the potential payments that may be made to our named executive officers in connection with their termination of employment in connection with a change of control.

EXECUTIVE COMPENSATION FOR 2008

2008 Annual Base Salaries

On March 10, 2008, the Compensation Committee approved 2008 annual base salaries for the Company’s executive officers, effective as of January 7, 2008, as follows:

Name Executive Officer	Title	2008 Base Salary
Paul A. Marshall	Chief Executive Officer and President	$345,000
Gerhard Beenen	President and General Manager	$235,000
Richard Kent	Chief Financial Officer	$234,600
Robert Heintz	Vice President, World Wide Sales	$208,000
Kirk O. Williams	Chief Legal and Compliance Officer, Secretary	$206,000

On December 18, 2008, in support of the Company’s efforts to lower its operating expenses, the Board of Directors approved the reduction of Mr. Marshall’s base salary to the legally-required minimum of $33,280 per year, until such time as the Company posts its next quarterly financial results that show a net profit. Mr. Marshall’s salary will return to its previous 2008 level effective as of the beginning of the first month of the next completed fiscal quarter in which the Company recognizes net profits (giving full effect to accrual of his base salary the level of $345,000 per year). The full salary would be neither earned nor paid unless the company remains profitable after the accrual of the salary from the beginning of that quarter.

2008 Management by Objective Bonuses

In March 2009, the Compensation Committee authorized payment of 2008 MBO Plan bonuses for the achievement of individual performance objectives to Mr. Kent ($16,891) and Mr. Williams ($22,248). No bonuses were paid based on Company performance metrics, which were not achieved. Mr. Marshall was also eligible to receive a bonus for achievement of 2008 individual performance objectives, but declined the payment in light of the fact that he is a major stockholder of the Company and preferred that the Company preserve its cash resources. Mr. Beenen earned no MBO bonus for 2008 because his employment had been terminated effective June 30, 2008. Mr. Heintz did not participate in the MBO Plan, but earned $93,333 for 2008 sales commissions based on revenue and sales margins.

Change of Control Severance Plan

In order to encourage our executive officers to remain employed with the Company during a time when their prospects of continued employment following a change in control transaction are uncertain, the Company has provided Messrs. Kent, Heintz and Williams with severance benefits pursuant to our 2006 Change of Control Severance Plan. As a principal stockholder, our Chief Executive Officer, Paul Marshall, does not participate in the Change of Control Severance Plan or any other severance arrangement.

Please see the section below titled “Potential Payments Upon Termination or Change of Control” for a description of the potential payments that may be made to our named executive officers in connection with their termination of employment in connection with a change of control.

Equity-Based Incentive Awards for 2008

Our common stock was delisted from the NASDAQ Stock Market in December 2005 and subsequently began trading on the Pink Sheets under the symbol “SRTI.PK.” We did not have an effective registration statement on Form S-8 on file with the SEC during 2006, 2007 or 2008. Therefore, our Compensation Committee did not grant stock option awards in 2006, 2007 and 2008.

CHANGES TO EXECUTIVE COMPENSATION ARRANGEMENTS FOR 2009

On March 30, 2009, the Compensation Committee approved a temporary reduction in employee salaries to reduce operating expenses. Exempt employees, including executive officers, generally will have a temporary salary reduction of 7.5% and all non-exempt employees generally will have a temporary salary reduction of 5%. Salaries will be restored to their levels prior to this reduction as of the first day of the fiscal quarter after we have publicly announced that we recognized a total of $1.2 million in net profits for the immediately preceding two completed fiscal quarters. This reduced salary will not be used to calculate severance benefits for Messrs. Heintz, Kent and Williams under the 2006 Change of Control Severance Plan, severance benefits.

On March 30, 2009, the Compensation Committee also approved a Strategic Alternatives Incentive Bonus program, under which key employees, including executive officers and the chairman of the Special Committee of Independent Directors, may be compensated for their contributions to the Company’s success in its strategic alternatives discussions. Potential payments under this program amount to 1% of the value of a Company strategic transaction. Messrs. Bentovim, Heintz, Kent and Williams could receive bonuses under the program in the amounts of 0.1825%, 0.1625%, 0.175% and 0.1125% of the value of the strategic transaction, respectively.

On March 30, 2009, the Compensation Committee also approved a plan to pay Mr. Heintz variable commission-based incentive compensation, based on worldwide sales revenue and product gross margin for 2009. The target level of this commission-based incentive compensation is $90,000, to be paid on a monthly basis in accordance with the Company’s past practice.

On March 30, 2009, the Compensation Committee also granted options to purchase shares of Company common stock to each of its non-employee directors and to each of Messrs. Heintz, Kent and Williams, at a price per share equal to the closing price of Company common stock on March 31, 2009. Vesting of these options accelerates and the options become immediately exercisable in full upon a 100% change of control of the Company (as a result of stock sales, tender offer, merger, or sale of assets) or if the Company or its successor terminates the employment of the option holder without cause within two months prior to or following a 70% change of control of the Company.

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

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The Summary Compensation Table below quantifies the value of the different forms of compensation earned by, or awarded to, our named executive officers in 2008. The primary elements of each named executive officer’s total compensation reported in the table are base salary and bonuses. The Summary Compensation Table—Fiscal 2008 should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each named executive officer’s base salary and annual bonus is provided immediately following the Summary Compensation Table. The Company did not grant any equity awards to our executive officers in 2008, but the Company did grant non-equity incentive awards. The Outstanding Equity Awards at Fiscal Year—End 2008 and Option Exercises and Stock Vested—Fiscal 2008 tables provide further information on the named executive officers’ potential realizable value and actual value realized with respect to their equity awards. The discussion of the potential payments due upon a termination of employment resulting from a change in control that follows is intended to further explain the potential future payments that are, or may become, payable to our named executive officers under certain circumstances.

Summary Compensation Table—Fiscal 2008

The following table summarizes the compensation of our Chief Executive Officer, our Chief Financial Officer, and our other three most highly compensated executive officers during the year ended December 31, 2008. We refer to these individuals as the “named executive officers” elsewhere in this report.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)		Total ($)
Paul A. Marshall	2008	339,503	—		10,350	—	—		349,853
Chief Executive Officer and President	2007	357,752	—		10,896	—	—		368,648
	2006	344,008	65,000		24,234	—	—		433,242

Richard D. Kent,	2008	234,423	—		41,393	16,891	—		292,707
Chief Financial Officer	2007	229,115	17,250	(2)	41,280	20,700	—		308,345
	2006	207,000	59,500	(2)	41,280	—	—		307,780

Gerhard J. Beenen (1)	2008	127,189	—		—	32,642	44,831	(6)	204,662
Chief Operating Officer	2007	234,808	19,167	(2)	—	—	—		253,975
	2006	72,539	25,000		—	—	16,680	(7)	114,219

Robert G. Heintz	2008	207,692	—		32,813	93,333	—		333,838
Vice President, World Wide Sales	2007	199,269	15,083	(2)	55,685	107,992	—		378,029
	2006	181,000	30,167	(2)	55,685	104,747	—		371,599

Kirk O. Williams	2008	205,769	—		3,317	22,248	—		231,334
Chief Legal and Compliance Officer, Secretary	2007	199,519	15,625	(2)	6,201	24,000	—		245,345
	2006	185,154	41,250	(2)	13,103	—	—		239,507

(1)	Effective June 30, 2008, Mr. Beenen is no longer employed by the Company. Mr. Beenen joined the Company in August 2006 as President and General Manager of the Telecom Products Group.

(2)	Represents amounts paid under the terms of a retention bonus program from April 2006 to May 2007.

(3)	The amounts reported in this column represent the dollar amounts recognized for financial statement reporting purposes in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information regarding stock option awards, see Outstanding Equity Awards At Year-end Fiscal 2008 table and notes.

(4)	The amounts reported in this column include the aggregate dollar amounts paid to the named executive officers under the terms of the MBO Plan and to Mr. Heintz under his commission arrangements.

(5)	As permitted by rules established by the SEC, no amounts are shown with respect to certain perquisites where such amounts do not exceed in the aggregate the lesser of 10% of salary plus bonus or $25,000. Mr. Beenen’s severance payment and relocation reimbursement is reflected in this column.

(6)	Consists of a severance payment to Mr. Beenen totaling eight weeks of salary plus a foregone salary increase calculated from January 7, 2008 to June 27, 2008. Please see the discussion below entitled “Employment Agreements” for more information on Mr. Beenen’s severance payment.

(7)	Represents relocation cost reimbursement.

Description of Employment Agreements, Salary and Bonus Amounts

As indicated in the Compensation Discussion and Analysis and discussed below, none of our current named executive officers is employed pursuant to an employment agreement. As a result, their base salaries and bonus opportunities are not fixed by contract. Instead, in the first quarter of each fiscal year, the Compensation Committee establishes the base salary for each of our named executive officers for the year. In making its determination, the Compensation Committee considers the factors discussed under “Compensation Discussion and Analysis—Elements of Compensation—Base Salary.”

Grants of Plan-based Awards—Fiscal 2008

The following table presents information regarding estimated future payments to be made to each of our named executive officers as of December 31, 2008 under the terms of our non-equity incentive plan, the MBO Bonus Plan. There were no grants of equity incentive plan-based awards in 2008.

Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)
Paul A. Marshall	03/10/08	—	103,500	(1)	1,035,000
Richard D. Kent	03/10/08	—	70,380	(2)	703,800
Gerhard J. Beenen	03/10/08	—	70,500	(3)	705,000
Robert G. Heintz	03/10/08	—	120,000	(4)	416,000
Kirk O. Williams	03/10/08	—	61,800	(5)	618,000

(1)	Mr. Marshall did not receive any bonus under the 2008 MBO Bonus Plan.

(2)	Mr. Kent received a bonus of $16,891 in March 2009 for achievement of individual performance objectives under the 2008 MBO Bonus Plan.

(3)	Effective June 30, 2008, Mr. Beenen was no longer employed by the Company and therefore not eligible for any bonus under the 2008 MBO Bonus Plan.

(4)	Mr. Robert G. Heintz did not participate in the 2008 MBO Bonus Plan, but earned $93,333 for 2008 sales commissions based on revenue and sales margins. His commission target was $120,000 at the Company’s targeted worldwide sales for 2008.

(5)	Mr. Williams received a bonus of $22,248 in March 2009 for achievement of individual performance objectives under the 2008 MBO Bonus Plan.

Outstanding Equity Awards At Year-end—Fiscal 2008

The following table presents information regarding the outstanding share-based awards held by each named executive officer, as of December 31, 2008, including the vesting dates for the portions of these awards that had not vested as of that date. This table also includes the amounts recognized for each of these awards for financial statement reporting purposes for fiscal 2008 as reflected in the Summary Compensation Table – Fiscal 2008 above. For purposes of clarity, awards that were granted prior to December 31, 2008 but that were not outstanding as of December 31, 2008 (for example, because the awards were forfeited, exercised, paid or otherwise settled prior to December 31, 2008) are also included in the table below if a charge was recognized for financial statement reporting purposes for fiscal 2008 with respect to the award. Additional information regarding these awards is presented in the footnotes below and in the table below under “Option Exercises and Stock Vested – Fiscal 2008.”

Name	Options (1)
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (4)	Option Expiration Date
Paul A. Marshall (2)	80,000	—	3.98	1/23/12
	45,000	—	1.91	1/29/13
	15,000	—	4.09	1/28/14
	23,958	1,042	3.20	2/8/15

Richard D. Kent	95,833	4,167	3.20	2/8/15

Gerhard J. Beenen (3)	—	—	—	—

Robert G. Heintz	150,000	—	2.57	7/21/14
	9,583	417	3.20	2/8/15

Kirk O. Williams	18,800	—	1.91	1/29/13
	4,000	—	4.09	1/28/14
	7,666	334	3.20	2/8/15

(1)	Each stock option grant reported in the table above was granted under, and is subject to, the Stock 2000 Plan. The option expiration date shown above is the normal expiration date, and the latest date that the options may be exercised. For each named executive officer, the unexercisable options above are also unvested and will generally terminate if the named executive officer’s employment terminates. (Each option vests over four years with 25% vesting on the first anniversary of the date of grant and the remaining 75% vesting in 36 equal monthly installments thereafter.)

(2)	On April 29, 2008, Paul Marshall returned two of his unexercised options to the company for permanent cancellation. The first option was dated January 10, 2001 for 80,000 shares at $4.94 per share, and the second was dated June 6, 2002 for 24,000 shares at $1.76 per share.

(3)	Mr. Beenen’s employment with the Company terminated as of June 30, 2008 and Mr. Beenen relinquished any rights that he had with respect to option grants.

(4)	The exercise prices of all options held by our named executive officers as of December 31, 2008 were higher than the fair market value of the Company’s common stock, which was $0.48 per share.

Option Exercises and Stock Vested—Fiscal 2008

None of our named executive officers exercised any stock options during 2008. None of our named executive officers held restricted stock subject to vesting during 2008.

Employment Agreements

Effective June 30, 2008, Mr. Beenen is no longer employed by us. On July 16, 2008, we and Mr. Beenen entered into a Separation Agreement, pursuant to which Mr. Beenen received separation pay consisting of (i) the 2008 salary increase that he declined in March 2008, calculated from January 7, 2008 to June 27, 2008; (ii) the 2007 MBO Bonus payment that he declined in March 2008; and (iii) eight weeks of pay, for a total payment of approximately $77,473.

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

At the time of the adoption of the plan, our Chief Financial Officer, Richard D. Kent, and our Chief Legal and Compliance Officer, Secretary, Kirk O. Williams, were the only named executive officers eligible to receive payments under the Change of Control Severance Plan. Under the terms of the plan, if either Mr. Kent’s or Mr. Williams’ employment is terminated by us within four months prior to a change of control, or by us or our successor company within twelve months after a change of control, in each case by virtue of an involuntary termination other than for “cause” or a “voluntary termination for good reason” (as such terms are defined in the plan), we or our successor company will provide severance benefits to Messrs. Kent and Williams, as the case may be, consisting of a lump sum payment equal to 12 months base salary in effect at the time of termination of employment, less applicable withholdings, and one year of reimbursements for payments for health coverage continuation. In order to receive such benefits, a general release of claims must be executed by the terminated officer. Mr. Heintz was added to the plan in December 2007 and would receive a change of control severance benefit of twelve months of base salary and twelve months of reimbursement for health coverage continuation.

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

We do not believe that the named executive officers should be entitled to severance benefits merely because a change in control transaction occurs. Therefore, the payment of severance benefits is generally only triggered by an actual or constructive termination of employment in connection with a change in control. The Change of Control Severance Plan does not currently allow for accelerated vesting of equity compensation; however, the employment arrangements for Messrs. Heintz and Kent extend this benefit to them for their initial stock grants in the event of a change of control and termination without cause.

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

Stock Option Agreements

In connection with Mr. Kent’s employment, the Company issued him a stock option grant to purchase 100,000 shares of common stock at an exercise price equal to $3.20 per share. Pursuant to the terms of the stock option agreement, if Mr. Kent’s employment is terminated due to a “change in control” within 12 months of such change in control or as a result of a reduction in force of at least five percent of the Company’s domestic employee workforce, then the stock option would accelerate such that all shares would become fully-vested and immediately exercisable. As of February 2009, this option is fully vested.

In July 2004 the Company granted Mr. Heintz an option to purchase 150,000 shares of our common stock at an exercise price equal to $2.57 per share. Concurrently with the execution of the stock option grant, Mr. Heintz and the Company entered into an addendum to such stock option grant pursuant to which, in the event of a change of control, if Mr. Heintz is terminated other than for “cause” or he is “constructively terminated” within 12 months of such “change in control,” his stock options will accelerate such that all shares would become fully-vested and immediately exercisable. As of July 2008, this option is fully vested.

In March 2009 the Compensation Committee of the Board of Directors granted options to purchase shares of Company common stock to each of its non-employee directors and to each of Messrs. Heintz, Kent and Williams, at $.66 per share, the price equal to the closing price of the Company’s common stock on March 31, 2009. Vesting of these options accelerates and the options become immediately exercisable in full upon (a) a 100% change of control of the Company (as a result of stock sales, tender offer, merger, or sale of assets) or (b) the Company or its successor terminating the option holder without cause within two months prior to or following a 70% change of control of the Company.

Potential Payments

The following section describes the benefits that may become payable to the named executive officers in connection with certain terminations of their employment with us and/or a change in control of us. In calculating the amount of any potential payments to these named executive officers, we have assumed that the applicable triggering events (i.e. termination of employment in connection with a change of control) occurred on December 31, 2008, the last business day for fiscal year 2008, and that the price per share of our common stock is equal to the closing price per share on such date, or $.48.

If Mr. Kent’s employment was terminated as a result of a change of control at December 31, 2008, Mr. Kent would not have received any benefit from the acceleration of stock options because the closing sale price of our common stock on December 31, 2008, of $0.48 per share was less than the exercise price of his option granted in February 2005. However, Mr. Kent would have received a cash payment of approximately $234,423, plus benefits valued at approximately $4,734 for health coverage continuation.

If Mr. Heintz’s employment was terminated as a result of a change of control at December 31, 2008, Mr. Heintz would not have received any benefit from the acceleration of his stock options because the closing sale price of our common stock on December 31, 2008, of $0.48 per share was less than the exercise price of his option granted in July 2004. However, if Mr. Heintz’s employment was terminated as a result of a change of control at December 31, 2008, Mr. Heintz would have received a cash payment of approximately $207,692, plus benefits valued at approximately $4,734 for health coverage continuation.

If Mr. Williams’ employment was terminated as a result of a change of control at December 31, 2008, Mr. Williams would have received a cash payment of approximately $205,769, plus benefits valued at approximately $4,734 for health coverage continuation.

The following table summarizes the dollar value of the payments and benefits payable to our named executive officers assuming the applicable triggering events (i.e. termination of employment in connection with a change of control transaction) occurred on December 31, 2008 as described above.

Name	Acceleration of Stock Options $	Severance Payment	Health Coverage Continuation Premiums
Paul A. Marshall	—	—	—
Richard D. Kent	—	$234,423	$4,734
Robert G. Heintz	—	$207,692	$4,734
Kirk O. Williams	—	$205,769	$4,734

The value of payments and benefits payable to our named executive officers assuming the triggering event of a termination of employment in connection with a change of control transaction occurring on a later date than December 31, 2008 may be different than disclosed above.

Compensation of Non-employee Directors—Fiscal 2008

Each non-employee member of our Board of Directors is entitled to an annual retainer of $35,000, meeting fees of $1,100 per day for meetings, regardless of the number of meetings attended, and reimbursement of expenses. The Chair of the Board receives an annual retainer of $50,000; the Chair of the Audit Committee receives an annual retainer of $13,000; and the Chairs of the Compensation Committee, Governance Committee and Compliance Sub-Committee receive annual retainers of $7,500, $4,000, and $4,000, respectively. The Vice Chair of the Board receives an annual retainer of $14,000. Each member of the Audit Committee, Compensation Committee and the Governance Committee, other than their respective Chairs, receives annual retainers of $6,000, $5,000 and $2,000, respectively. Each non-employee director is also entitled to an annual award of an option to purchase 12,000 shares of Company common stock at fair market value. These options vest in full on the anniversary of the date of grant, provided the director continues to serve as a director at that time. These options have a term of ten years and expire within 90 days of the director’s termination of service, or one year if such termination is due to death or disability.

On December 18, 2008, to lower our operating expenses, the Board of Directors approved suspension of certain payments to our non-employee directors, as follows: $1,100 meetings fee; the $14,000 Vice Chair’s annual retainer; and the committee members’ annual retainers (from $2,000 to $6,000 depending upon committee). Compensation to the non-employee members of the Board of Directors will return to their former levels effective as of the beginning of the first month of the next completed fiscal quarter in which the Company recognizes net profits (giving full effect to accrual of Mr. Marshall’s base salary as CEO at the level of $345,000 per year and accrual of director compensation including suspended payments). The full compensation would neither be earned nor paid unless the company remains profitable after the accrual of the compensation from the beginning of that quarter.

On December 18, 2008, the Board of Directors also approved director compensation for Board member Lyron Bentovim, consisting of the standard annual retainer of $35,000 and an annual retainer of $7,500 for serving as the Chair of the Board’s Strategy Committee. The board also appointed Mr. Bentovim as the Chairman of the Special Committee of Independent Directors which was formed to examine the Company’s strategic alternatives. On March 30, 2009, the Compensation Committee approved a Strategic Alternatives Incentive Bonus program, under which key employees, and Mr. Bentovim as the Chairman of the Special Committee of Independent Directors, can earn bonuses for their contributions to the Company’s success in its strategic alternatives discussions. Bonus payments under this program amount to 1.0% of the value of a Company strategic transaction. Mr. Bentovim could receive a bonus under the program in the amount of 0.1825% of the value of the strategic transaction.

Upon becoming a Board member, Mr. Bentovim, under our 2000 Stock Plan, was entitled to be granted an option to purchase 12,000 shares of Company common stock at an exercise price per share equal to the fair market value of our common stock on the date of the Board’s first meeting after the Company becomes current in its public company reporting obligations (the “Pricing Date”). On December 18, 2008, the Board approved an additional option grant award to Mr. Bentovim, consisting of an option to purchase 13,000 shares of Company common stock at an exercise price per share equal to the fair market value of our common stock on the Pricing Date. The Board of Directors also approved future option grants for certain non-employee directors an option to purchase 36,000 shares of Company common stock each at an exercise price equal to the fair market value on the Pricing Date. These options were to be granted to each of Henry Huff, Patrick Ang, Robert C. Pfeiffer and Jennifer Walt, who did not receive automatic annual option grants of 12,000 shares under our 2000 Stock Plan in 2006, 2007 or 2008. All such options were granted March 31, 2009 at an exercise price of $0.66 per share, which was the closing price of the Company’s common stock on that date. Vesting of these options accelerates and the options become immediately exercisable in full upon a 100% change of control of the Company (as a result of stock sales, tender offer, merger, or sale of assets) or if the Company or its successor terminating the employment of the option holder without cause within two months prior to or following a 70% change of control of the Company.

The following table sets forth compensation paid to our non-employee directors for services rendered during fiscal 2008, consisting entirely of cash payments of retainers and meeting fees:

Name and Principal Position	Total ($) (1)
Patrick Peng-Koon Ang (2)	64,300
Henry P. Huff (3)	84,300
Robert C. Pfeiffer (4)	63,300
Jennifer J. Walt (5)	68,800
Lyron Bentovim (6)	30,000

(1)	The Company did not issue any options to its non-employee directors in 2006. 2007, or 2008.

(2)	At December 31, 2008, Mr. Ang held options to purchase 43,539 shares of our common stock.

(3)	At December 31, 2008, Mr. Huff held options to purchase 43,539 shares of our common stock.

(4)	At December 31, 2008, Mr. Pfeiffer held options to purchase 41,872 shares of our common stock.

(5)	At December 31, 2008, Ms. Walt held options to purchase 43,539 shares of our common stock.

(6)	At December 31, 2008, Mr. Bentovim held no options to purchase shares of our common stock. Mr. Bentovim was paid as a consultant to the Company prior to his becoming a non-employee director in October 2008.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

All of the Compensation Committee members, whose names appear on the Compensation Committee Report below, were committee members during all of fiscal year 2008, except Lyron Bentovim who became a member in December 2008. No current member of the Compensation Committee is a current or former officer or employee of ours or had any relationships or related persons transactions. None of our executive officers served as a director or a member of a Compensation Committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2008.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC.

The Compensation Committee
Jennifer J. Walt, Chair
Lyron Bentovim
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

The number and percentage of shares beneficially owned are based on 51,349,058 shares of common stock outstanding as of March 31, 2009. Beneficial ownership is determined under the rules and regulations of the SEC. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2009 are deemed to be outstanding and beneficially owned and the percentage of ownership of that person, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person. The persons listed in this table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, except as indicated in the footnotes to this table, and subject to applicable community property laws. The address of each person listed in this table is c/o Sunrise Telecom Incorporated, 302 Enzo Drive, San Jose, California 95138, unless separately identified below.

Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned
	Number of Shares Beneficially Owned		Percent of Class
Paul A. Marshall	11,664,760	(1)	22.7%
Robert C. Pfeiffer	6,350,112	(2)	12.4%
Tracy Tsuey Hwa Chang 45539 Antelope Drive Fremont, CA 94539	4,903,450	(3)	9.5%
Paul Ker-Chin Chang 2255 Martin Ave. Suite G Santa Clara, CA 95050	4,445,300	(4)	8.7%
Aaron Braun WC Capital Management, LLC 300 Drakes Landing Blvd., STE 230 Greenbrae, CA 94904	5,411,815	(5)	10.5%
Jennifer J. Walt	445,593	(6)	*
Robert G. Heintz	160,000	(7)	*
Richard D. Kent	100,000	(8)	*
Henry P. Huff	71,539	(9)	*
Lyron L. Bentovim	56,082	(10)	*
Patrick Peng-Koon Ang	35,206	(11)	*
Kirk O. Williams	30,800	(12)	*
All directors and executive officers as a group (9 persons)	18,914,092	(13)	36.8%

*	Less than one percent of the outstanding shares of common stock.

(1)	Includes 1,200 shares held as custodian, 9,853,560 shares held by the Marshall Family Revocable Trust and 85,000 shares issuable upon exercise of outstanding options.

(2)	Includes 41,872 shares issuable upon exercise of outstanding options.

(3)	Based upon a Schedule 13G filed with the Securities and Exchange Commission by Tracy Tsuey Hwa Chang on February 10, 2009.

(4)	Based upon a Schedule 13G/A filed with the Securities and Exchange Commission by Paul Ker-Chin Chang on February 4, 2009.

(5)	Based upon a Schedule 13G/A filed with the Securities and Exchange Commission by WC Capital Management, LLC on February 24, 2009.

(6)	Includes 25,343 shares issuable upon exercise of outstanding options.

(7)	Represents 160,000 shares issuable upon exercise of outstanding options.

(8)	Represents 100,000 shares issuable upon exercise of outstanding options.

(9)	Includes 43,539 shares issuable upon exercise of outstanding options.

(10)	Represents shares held by Leonidas Opportunity Fund. Mr. Bentovim is the Managing Director of SKIRITAI Capital LLC, the General Partner of Leonidas Opportunity Fund, and shares voting and disposition control of these shares. Mr. Bentovim disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein, and the inclusion of these shares in this report shall not be deemed an admission of beneficial ownership of all of the reported shares for purposes of Section 16 or for any other purpose.

(11)	Represents 35,206 shares issuable upon exercise of outstanding options.

(12)	Represents 30,800 shares issuable upon exercise of outstanding options.

(13)	Includes 521,760 shares issuable upon exercise of outstanding options.

Equity Compensation Plan Information—Fiscal 2008

The following table provides information, as of December 31, 2008, regarding Sunrise Telecom’s equity compensation plans under which Sunrise Telecom common stock may be issued.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	2,075,715	(2)	$3.50	9,532,317	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	2,075,715		$3.50	9,532,317

(1)	Our equity compensation plans approved by stockholders are Sunrise Telecom’s 2000 Stock Plan, as amended and 2000 Employee Stock Purchase Plan. Our stockholders approved both equity compensation plans in April 2000, and unless terminated sooner pursuant to their terms, these plans terminate automatically ten years after their effective dates in July 2010. Both equity compensation plans also contain automatic adjustment provisions that authorize the Board of Directors to approve reserve increases based on the number of shares of our common stock outstanding on the last day of the prior fiscal year. The Board of Directors may also approve share reserve increases for any lower number of shares it deems appropriate.

(2)	Represents shares of common stock issuable upon exercise of outstanding options under the 2000 Stock Plan.

(3)	Amount includes 8,829,430 shares of common stock available for future issuance under the 2000 Stock Plan and 702,887 shares of common stock available for future issuance under the 2000 Employee Stock Purchase Plan.

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

Other than the compensation arrangements set forth in Item 11 of this Form 10-K, since January 1, 2008 there has not been, nor is there currently proposed, any transaction in which we were or will be a participant and in which the amount involved exceeded $120,000 and in which any executive officer, director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

DIRECTOR INDEPENDENCE

Four of our five non-employee directors, Patrick Peng-Koon Ang, Henry P. Huff, Lyron Bentovim and Jennifer J. Walt, are “independent directors” under the NASDAQ Listing Rules. Mr. Pfeiffer does not qualify as an independent director due to his service as the Company’s interim Vice President of Engineering from April through November 2006. Mr. Marshall is not an independent director because he is the Company Chief Executive Officer.

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

The Audit Committee operated pursuant to a charter approved by the Board of Directors. The Audit Committee has implemented procedures to ensure that during the course of each fiscal year it devotes the attention that it deems necessary or appropriate to each of the matters assigned to it under the Audit Committee’s charter. The Audit Committee also has reviewed and reassessed the adequacy of its charter during the course of 2008.

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

In overseeing the preparation of Sunrise Telecom’s consolidated financial statements, the Audit Committee met with both management and the independent auditors to review and discuss all financial statements prior to their issuance and to discuss significant accounting issues. Management advised the Audit Committee that all financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee’s review included discussion with the independent auditors of matters required to be discussed pursuant to Statement of Auditing Standards No. 61, Communications with Audit Committees. The Audit Committee received the written disclosures and the letter from KPMG LLP required by the Public Company Accounting Oversight Board Rule 3526, Communication with Audit Committees Concerning Independence. The Audit Committee also considered whether the provision of non-audit services by the independent auditors was compatible with maintaining the auditors’ independence. Additionally, the Audit Committee has had discussions with the auditors regarding the auditors’ independence. In connection with monitoring Sunrise Telecom’s internal control systems, the Audit Committee periodically consulted with the independent auditors about internal controls and the fairness and accuracy of Sunrise Telecom’s consolidated financial statements.

Based on the review referred to in the preceding paragraph, and subject to the limitations on the role and responsibilities of the Audit Committee referred to in its charter, the Audit Committee recommended to the Board of Directors (and the Board approved) the inclusion of Sunrise Telecom’s audited consolidated financial statements for the year ended December 31, 2008 in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Audit Committee

Henry P. Huff, Chairman
Patrick Peng-Koon Ang
Jennifer J. Walt
Lyron Bentovim

INDEPENDENT AUDITORS

Fees Paid to Independent Auditors

KPMG LLP served as our independent registered public accounting firm for the years ended December 31, 2008 and 2007. The following table sets forth the fees paid to KPMG LLP for the years ended December 31, 2008 and 2007.

Audit and Non-Audit Fees

	2008	2007
Audit Fees (1)	$1,240,000	$1,250,000
Audit-Related Fees	—
Tax Fees	—

Total Fees	$1,240,000	$1,250,000

(1)	Audit Fees relate to professional services rendered in connection with the audit of our annual financial statements included in our Form 10-K, quarterly review of financial statements included in our Forms 10-Qs and audit services provided in connection with other statutory and regulatory filings.

Audit Committee Pre-approval Policies and Procedures

The services performed by KPMG LLP in 2007 and 2008 were preapproved by our Audit Committee in accordance with the requirements of the Audit Committee Charter. Preapproval is generally provided at regularly scheduled meetings of the Audit Committee.

Part IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Our Consolidated Financial Statements are included in Part II, Item 8:

Report on Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2)	Supplementary Consolidated Financial Statement Schedule as of and for the years ended December 31, 2008, 2007, and 2006:

None.

All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

(a) Exhibit Index.

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-K	March 16, 2001	3.1

3.2	Amended and Restated Bylaws.	10-K	November 2, 2007	3.2

4.1	Specimen Stock Certificate.	S-1/A	April 13, 2000	4.1

10.1	Purchase and Sale Agreement and Escrow Instructions dated November 5, 1999 between Sunrise and Enzo Drive, LLC.	S-1	March 9, 2000	10.2

10.2	Form of Indemnification Agreement between Sunrise and each of its Officers and Directors. †	S-1	March 9, 2000	10.6

10.3	2000 Stock Option Plan. †	S-1/A	April 13, 2000	10.7

10.4	2000 Employee Stock Purchase Plan. †	S-1/A	April 13, 2000	10.8

10.5	Form of Nonstatutory Stock Option Agreement. †	S-8	August 8, 2000	99.3

10.6	Form of Incentive Stock Option Agreement. †	S-8	August 8, 2000	99.4

10.7	Amended and Restated Employment Terms signed by the Company and Richard Kent dated February 9, 2005. †	8-K	February 8, 2005	10.01

10.8	Employment Offer Letter Supplement signed by the Company and Richard Kent dated February 4, 2005. †	8-K	February 8, 2005	10.02

10.9	Employment Offer Letter signed by the Company and Richard Kent dated January 27, 2005. †	8-K	February 8, 2005	10.03

10.10	Form of Nonstatutory Stock Option Agreement Addendum between the Company and Richard Kent dated February 8, 2005. †	8-K	February 8, 2005	10.04

10.11	Confidential Settlement Agreement made and entered into as of August 30, 2005 by and among Sunrise Telecom Incorporated, Acterna LLC and JDS Uniphase Corp.	10-Q	November 2, 2007	10.01
10.12	Settlement Agreement dated as of October 30, 2008 by and between Sunrise Telecom Incorporated and Wind River, Inc.	8-K	November 5, 2007	99.1

10.13	Target Application License Agreement dated as of October 30, 2008 by and between Sunrise Telecom Incorporated and Winder River, Inc.	8-K	November 5, 2008	99.2

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith
10.14	Change of Control Severance Plan, effective June 21, 2006. †	8-K	June 26, 2006	10.01

10.15	Separation Agreement between Sunrise Telecom Incorporated and Gerhard Beenen dated July 16, 2008. †	8-K	July 21, 2008	99.1
10.16	Management By Objective Plan (effective January 1, 2007). †	10-K	November 2, 2007	10.22

10.17	Loan and Security Agreement dated as of August 13, 2007 among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc.	8-K	August 13, 2007	10.01

10.18	Amendment No. 1 to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated as of December 28, 2007.	8-K	January 3, 2008	10.01

10.19	Amendment No. 2 and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc., dated August 12, 2008.	8-K	August 14, 2008	99.1

10.20	Amendment No. 3, Consent and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc., dated December 12, 2008	8-K	December 1, 2008	99.1

10.21	Incentive Stock Option Agreement between the Company and Robert Heintz dated July 21, 2004. †	10-K	November 2, 2007	10.24

10.22	Addendum to 2000 Stock Plan Incentive Stock Option Agreement between the Company and Robert G. Heintz. †	10-K	November 2, 2007	10.25

10.23	Paul Marshall Letter to Compensation Committee Regarding Voluntary Surrender of Options dated April 29, 2008.†	10-K	October 2, 2008	10.23

10.24	Participation Purchase Agreement between the Company and LTE Innovations OY, Italy dated November 19, 2008	8-K	November 24, 2008	10.01

14.1	Sunrise Telecom Code of Business Ethics and Conduct.	8-K	August 14, 2008	14.1

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Jose, State of California on May 1, 2009.

SUNRISE TELECOM INCORPORATED

By:	/s/ PAUL A. MARSHALL
PAUL A. MARSHALL
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PAUL A. MARSHALL Paul A. Marshall	President and Chief Executive Officer (Principal Executive Officer), Director	May 1, 2009

/s/ RICHARD D. KENT Richard D. Kent	Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2009

/s/ ROBERT C. PFEIFFER Robert C. Pfeiffer	Vice Chairman of the Board of Directors	May 1, 2009

/s/ PATRICK PENG-KOON ANG Patrick Peng-Koon Ang	Director	May 1, 2009

/s/ LYRON BENTOVIM Lyron Bentovim	Director	May 1, 2009

/s/ HENRY P. HUFF Henry P. Huff	Chairman of the Board of Directors	May 1, 2009

Jennifer J. Walt	Director	May 1, 2009

Exhibit Index

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-K	March 16, 2001	3.1

3.2	Amended and Restated Bylaws.	10-K	November 2, 2007	3.2

4.1	Specimen Stock Certificate.	S-1/A	April 13, 2000	4.1

10.1	Purchase and Sale Agreement and Escrow Instructions dated November 5, 1999 between Sunrise and Enzo Drive, LLC.	S-1	March 9, 2000	10.2

10.2	Form of Indemnification Agreement between Sunrise and each of its Officers and Directors. †	S-1	March 9, 2000	10.6

10.3	2000 Stock Option Plan. †	S-1/A	April 13, 2000	10.7

10.4	2000 Employee Stock Purchase Plan. †	S-1/A	April 13, 2000	10.8

10.5	Form of Nonstatutory Stock Option Agreement. †	S-8	August 8, 2000	99.3

10.6	Form of Incentive Stock Option Agreement. †	S-8	August 8, 2000	99.4

10.7	Amended and Restated Employment Terms signed by the Company and Richard Kent dated February 9, 2005. †	8-K	February 8, 2005	10.01

10.8	Employment Offer Letter Supplement signed by the Company and Richard Kent dated February 4, 2005. †	8-K	February 8, 2005	10.02

10.9	Employment Offer Letter signed by the Company and Richard Kent dated January 27, 2005. †	8-K	February 8, 2005	10.03

10.10	Form of Nonstatutory Stock Option Agreement Addendum between the Company and Richard Kent dated February 8, 2005. †	8-K	February 8, 2005	10.04

10.11	Confidential Settlement Agreement made and entered into as of August 30, 2005 by and among Sunrise Telecom Incorporated, Acterna LLC and JDS Uniphase Corp.	10-Q	November 2, 2007	10.01

10.12	Settlement Agreement dated as of October 30, 2008 by and between Sunrise Telecom Incorporated and Wind River, Inc.	8-K	November 5, 2007	99.1

10.13	Target Application License Agreement dated as of October 30, 2008 by and between Sunrise Telecom Incorporated and Winder River, Inc.	8-K	November 5, 2008	99.2

10.14	Change of Control Severance Plan, effective June 21, 2006. †	8-K	June 26, 2006	10.01

Exhibit Number	Description	Incorporated by Reference
		Form	Date	Exhibit Number	Filed Herewith
10.15	Separation Agreement between Sunrise Telecom Incorporated and Gerhard Beenen dated July 16, 2008. †	8-K	July 21, 2008	99.1

10.16	Management By Objective Plan (effective January 1, 2007). †	10-K	November 2, 2007	10.22

10.17	Loan and Security Agreement dated as of August 13, 2007 among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc.	8-K	August 13, 2007	10.01

10.18	Amendment No. 1 to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated as of December 28, 2007.	8-K	January 3, 2008	10.01

10.19	Amendment No. 2 and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc., dated August 12, 2008.	8-K	August 14, 2008	99.1

10.20	Amendment No. 3, Consent and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc., dated December 12, 2008	8-K	December 1, 2008	99.1

10.21	Incentive Stock Option Agreement between the Company and Robert Heintz dated July 21, 2004. †	10-K	November 2, 2007	10.24

10.22	Addendum to 2000 Stock Plan Incentive Stock Option Agreement between the Company and Robert G. Heintz. †	10-K	November 2, 2007	10.25

10.23	Paul Marshall Letter to Compensation Committee Regarding Voluntary Surrender of Options dated April 29, 2008. †	10-K	October 2, 2008	10.23

10.24	Participation Purchase Agreement between the Company and LTE Innovations OY, Italy dated November 19, 2008	8-K	November 24, 2008	10.01

14.1	Sunrise Telecom Code of Business Ethics and Conduct.	8-K	August 14, 2008	14.1

21.1	List of Subsidiaries.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

†	Indicates management contract or compensatory plan, contract or arrangement.