Form 10-Q
period 2009-03-31
SUNRISE TELECOM INC
filed 2009-05-18
CIK 907152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

As of April 30, 2009, there were 51,349,058 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

“HTT,” “RealWORX,” “Sunrise Telecom,” “SunSet,” “SunLite,” “STT,” and “Sunset MTT,” are trademarks of Sunrise Telecom Incorporated. This Quarterly Report on Form 10-Q also includes references to registered service marks and trademarks of other entities.

2 of 41

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to statements concerning: our liquidity; projected revenue and expenses; accounting estimates assumptions and judgments; remediation of internal control weaknesses; pending litigation; the effects of our restructuring; demand for our products; our dependence on a few customers for a substantial portion of our revenue; and the competitive dynamics of our markets. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, and certain assumptions we have made, all of which may be subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of many factors, including those listed under the section “Risk Factors” contained in Part II, Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as otherwise required by law.

3 of 41

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data, unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,172	$9,196
Accounts receivable, net of allowance of $961 and $1,004, respectively	17,474	19,732
Inventories	11,432	11,481
Prepaid expenses and other assets	3,166	2,200

Total current assets	39,244	42,609
Property and equipment, net	19,432	20,132
Restricted cash	297	296
Other assets	548	2,123

Total assets	$59,521	$65,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of notes payable	$2,000	$2,000
Accounts payable	2,511	3,403
Other accrued liabilities	9,958	12,833
Income taxes payable	837	617
Deferred revenue	915	1,244

Total current liabilities	16,221	20,097
Notes payable, less current portion	—	2
Income taxes payable, less current portion	1,385	1,368
Deferred revenue, less current portion	56	71

Total liabilities	17,662	21,538

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value per share; 175,000,000 shares authorized; 51,349,058 shares outstanding as of March 31, 2009 and December 31, 2008	51	51
Additional paid-in capital	77,974	77,964
Accumulated deficit	(36,685)	(34,856)
Accumulated other comprehensive income	519	463

Total stockholders’ equity	41,859	43,622

Total liabilities and stockholders’ equity	$59,521	$65,160

See accompanying notes to condensed consolidated financial statements.

4 of 41

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$14,043	$19,967
Cost of sales	5,350	11,151

Gross profit	8,693	8,816

Operating expenses:
Research and development	2,781	5,274
Selling and marketing	3,858	6,331
General and administrative	2,654	4,895
Restructuring charges	45	943

Total operating expenses	9,338	17,443

Loss from operations	(645)	(8,627)
Other income (expense), net	(947)	1,764

Loss before income taxes	(1,592)	(6,863)
Income tax expense	237	139

Net loss	$(1,829)	$(7,002)

Loss per share:
Basic and diluted	$(0.04)	$(0.14)

Shares used in per share computation:
Basic and diluted	51,349	51,349

See accompanying notes to condensed consolidated financial statements.

5 of 41

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,829)	$(7,002)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	718	1,063
Stock-based compensation expense	10	46
Provision for losses on accounts receivable	373	—
Loss on disposal of property and equipment	40	42
Non-cash restructuring charges	—	193
Deferred income taxes	—	55
Changes in operating assets and liabilities:
Accounts receivable	1,885	2,555
Inventories	63	469
Prepaid expenses and other assets	101	(535)
Accounts payable and accrued liabilities	(3,767)	1,633
Income taxes payable	237	(33)
Deferred revenue	(344)	958

Net cash used in operating activities	(2,513)	(556)

Cash flows from investing activities:
Capital expenditures	(195)	(1,376)
Proceeds from sale of business	508	—
Acquisition of intangible assets	—	(67)

Net cash provided by (used in) investing activities	313	(1,443)

Cash flows from financing activities:
Payments on notes payable	(2)	(85)

Net cash used in financing activities	(2)	(85)

Effect of exchange rate changes on cash and cash equivalents	178	(329)

Net decrease in cash and cash equivalents	(2,024)	(2,413)
Cash and cash equivalents at the beginning of the period	9,196	15,981

Cash and cash equivalents at the end of the period	$7,172	$13,568

Supplemental disclosure:
Cash paid for interest	$24	$6

Cash paid for income taxes	$14	$60

See accompanying notes to condensed consolidated financial statements.

6 of 41

SUNRISE TELECOM INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Business and Certain Significant Accounting Policies

(a)	Business

Sunrise Telecom Incorporated (the “Company”) designs, manufactures, and markets service verification equipment that enables service providers to pre-qualify facilities for services, verify newly installed services, and diagnose problems relating to telecommunications, cable broadband, internet access and wireless networks. The Company sells its products on six continents through a worldwide network of manufacturers, sales representatives, distributors, and direct sales people. Due to its international operations, in addition to its facilities in the Untied States, the Company has wholly-owned subsidiaries located in Italy, Taiwan, Japan, China, Germany, France, and Mexico.

(b)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete consolidated financial statements, and therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, intercompany transactions have been eliminated and all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.

(c)	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses from operations from 2002 through the first three months of 2009, which has adversely impacted its liquidity and has significantly reduced its cash and cash equivalents. The Company has managed its liquidity during this time through a series of cost reduction initiatives, obtaining a secured revolving credit arrangement with a financial institution and the sale of assets. The recession in the United States and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment in 2008 and through the first quarter of 2009. The Company’s liquidity position, as well as its operating performance, was negatively affected by these economic conditions and by other financial and business factors, many of which are beyond its control. The Company does not believe it is likely that these adverse economic conditions will improve significantly during 2009. If the Company’s revenues and gross profit levels decline further in 2009 and the Company is unable to sufficiently reduce operating expenses, it would continue to use cash in operating activities in 2009, further reducing its liquidity and cash and cash equivalents. As a result, the Company may become unable to pay its operating expenses on a timely basis due to a lack of sufficient liquidity.

The Company took actions in 2008 and the first three months of 2009 to both conserve cash and generate incremental cash flows. Such actions include the sale of its wholly-owned Italian subsidiary in December 2008 and restructuring activities during 2008 intended to reduce costs and improve operating efficiencies. The Company intends to generate cash through further sales of assets or secured or unsecured financing arrangements, and is exploring strategic alternatives to enhance stockholder value, including a sale of the Company. The Company also intends to pursue obtaining a waiver of the default under its revolving credit agreement with Silicon Valley Bank, as well as obtaining an extension of the agreement, which otherwise expires August 12, 2009. However, there can be no assurance that the Company will be successful with its plans.

The Company’s significant operating losses and resulting negative cash flows from operating activities, among other factors, raise substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(d)	Risks and Uncertainties

The Company’s continued losses from operations and cash used in operating activities have reduced its cash and cash equivalents in the first quarter of 2009. As of March 31, 2009, the Company had approximately $7.2 million in cash and cash equivalents and $2.0 million was outstanding under its secured revolving credit arrangement (“Loan

7 of 41

Agreement”) with Silicon Valley Bank (“SVB”). In the future, the Company may need to borrow through additional debt, equipment loans, lease lines of credit, asset-based financings, mortgages or other financing arrangements and sell assets to finance capital expenditures and working capital for its business. It is possible that the Company may continue to use cash in operating activities and may become unable to pay its ordinary operating expenses, including its debt service, on a timely basis. The Company’s lack of liquidity could result in:

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

Basic net loss per share (“EPS”) is computed using the weighted-average number of common shares outstanding during the period. Diluted EPS is computed using the weighted-average number of common and dilutive potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. Potential common equivalent shares from weighted average outstanding stock options of 1,808,048 and 2,756,765 for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted EPS presented in the consolidated statements of operations because their effect would have been anti-dilutive.

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

8 of 41

(g)	Use of Estimates

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

(h)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. This statement will apply to the Company with respect to any acquisitions after January 1, 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires the measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end. SFAS 158 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has evaluated the impact of SFAS 158 and the effect is not material to the Company’s financial position, results of operations and cash flow.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 requires noncontrolling interests, previously referred to as minority interests, to be reported as a component of equity, net income and comprehensive income to be displayed for both the controlling and noncontrolling interests, along with other required disclosures and reconciliations. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has evaluated the impact of SFAS 160 and the effect is not material to the Company’s financial position, results of operations and cash flow.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 establishes disclosure requirements for derivative instruments and hedging activities. The disclosures required by SFAS 161 will be provided for fiscal years ending after November 15, 2008. Since SFAS 161 only requires additional disclosure, there is no effect to the Company’s financial position, results of operations and cash flows.

(2)	Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The FASB also issued FASB Staff Positions (“FSP”) 157-2. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for one year, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items include assets and liabilities, such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

9 of 41

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

As of March 31, 2009, the Company had investments in money market funds of $3.3 million in cash and cash equivalents classified as Level 1 and no financial assets or liabilities in the Level 2 or 3 hierarchy.

Adoption of FSP 157-3, during the first quarter 2009, did not have a material effect on the Company’s financial position, results of operations and cash flows.

(3)	Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$4,744	$4,772
Work in process	2,855	2,461
Finished goods	3,833	4,248

	$11,432	$11,481

(4)	Comprehensive Loss

Comprehensive loss comprises net loss and other comprehensive loss. Other comprehensive loss includes certain changes in the equity of the Company that are excluded from net loss. The components of the Company’s comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(1,829)	$(7,002)
Change in foreign currency translation adjustments, net of tax	56	(116)

Total comprehensive loss	$(1,773)	$(7,118)

(5)	Other Assets

Other assets consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Proceeds receivable from sale of business	$—	$1,701
Insurance deposits	66	71
Rental deposits	104	124
Perpetual software license	149	—
Other deposits	229	227

	$548	$2,123

10 of 41

(6)	Product Warranties Liability

Changes in the Company’s liability for product warranties, which is included in other accrued liabilities in the condensed consolidated balance sheets, during the three months ended March 31, 2009 and 2008 are shown in the schedule below (in thousands).

	Balance at			Balance at
	Beginning of	Warranty	Warranty	End of
	Period	Expense	Costs	Period
Three months ended March 31, 2009	$2,745	$206	$(1,045)	$1,906
Three months ended March 31, 2008	$1,454	$2,807	$(463)	$3,798

(7)	Short-term Borrowings and Notes Payable

Notes Payable

The Company’s Italian subsidiary, Sunrise Telecom, S.r.l., has a loan from the Italian government which bears interest at 2% per year. On December 12, 2008, the Company completed the sale of Sunrise Telecom S.r.l to LTE Innovations OY, and as a result, the loan from the Italian government was assumed by the buyer. See Note 13, “Sale of Business.”

Revolving Credit Agreement

On August 13, 2007, the Company entered into a $10 million secured revolving credit arrangement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) to improve liquidity and working capital for the Company. The Company may borrow, repay and reborrow under the line of credit facility at any time. The amount that the Company is able to borrow under the Loan Agreement will vary based on the eligible accounts receivable, as defined in the agreement. The borrowing base on the Loan Agreement is $5 million plus 80% of eligible accounts receivable. The line of credit facility bears interest at the bank’s prime rate (4% at March 31, 2009). This line of credit is collateralized by substantially all of the Company’s assets and requires the Company to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the Loan Agreement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable. The Loan Agreement expires on August 12, 2009.

The Loan Agreement contains a covenant that required the Company to maintain tangible net worth of $50 million as of March 31 and June 30, 2008 and $44 million as of September 30 and December 31, 2008. The Company was not in compliance with this covenant as of those dates. As of March 31, 2009 the Company was required to maintain tangible net worth of $40 million and was in compliance as of that date. The Company has not obtained a waiver for the previous covenant violations. As a result, SVB may at any time declare immediately due and payable all of the Company’s obligations under the Loan Agreement, cease extending credit or resort to other rights and remedies under the Loan Agreement. The Company is currently not able to borrow any additional amounts under the Loan Agreement. There was $2.0 million outstanding under the Loan Agreement as of March 31, 2009.

Letters of Credit

As of March 31, 2009 and December 31, 2008, the Company had standby letters of credit with a maximum potential future payment of $297,000 and $296,000, respectively. These standby letters of credit secure an equal amount of performance bonds that were issued by financial institutions to the Company’s customers.

(8)	Restructuring

During 2008, the Company initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change its operations to more closely align them with its key strategic focus. The total restructuring charges were approximately $0.1 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively, and include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment. The Company completed its restructuring activities by the end of the first quarter of 2009. These expenses are presented as “Restructuring charges” in the Company’s Consolidated Statements of Operations.

11 of 41

The following table summarizes the activity in the accrued restructuring balance, included in other accrued liabilities in the accompanying condensed consolidated balance sheet, for the three months ended March 31, 2009 and 2008. The accrued balances are expected to be fully paid by the end of the second quarter 2009 (in thousands):

	Balance as of December 31, 2008	Restructuring Charges	Cash Payments	Non-cash Charges	Balance as of March 31, 2009
Workforce reduction	$312	$45	$(310)	$—	$47
Other exit costs	151	—	(151)	—	—

	$463	$45	$(461)	$—	$47

	Balance as of December 31, 2007	Restructuring Charges	Cash Payments	Non-cash Charges	Balance as of March 31, 2008
Workforce reduction	$—	$569	$(328)	$—	$241
Other exit costs	—	374	—	(193)	181

	$—	$943	$(328)	$(193)	$422

(9)	Share-Based Compensation

The Company uses share-based compensation plans to attract, motivate, retain, and reward high-quality employees, directors, and consultants by enabling them to acquire or increase their equity interest in the Company. The Company believes that participation in these share-based compensation plans strengthens the mutuality of interests between participants and Company stockholders and provides participants with long-term performance incentives to promote the creation of stockholder value. Consequently, share-based compensatory awards issued subsequent to the initial award to the Company’s employees are determined primarily on the basis of individual performance. The Company currently has outstanding awards under its 1993 and 2000 Stock Option Plans.

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of sales	$—	$2
Research and development	—	13
Selling and marketing	—	19
General and administrative	10	12

Total	$10	$46

The Company has historically issued new shares upon the exercise of stock options or employee stock purchase plan purchases.

Stock Option Plan

In April 2000, the Company’s Board of Directors approved the adoption of the 2000 Stock Plan (the “Stock Plan”). The Stock Plan became effective upon the Company’s initial public offering in July 2000. The total number of shares reserved for issuance under the Stock Plan equaled 7,550,000 shares of common stock, plus 5,250,000 shares of common stock that remained reserved for issuance under the Company’s 1993 Stock Option Plan as of the date the Stock Plan became effective, for a total of 12,800,000 shares. In February 2006, the Company’s Board approved a 200,000 share reserve increase for the Stock Plan which increased the total number of shares to 13,000,000. All outstanding options under the 1993 Stock Option Plan are administered under the 2000 Stock Plan but will continue to be governed by their existing terms. As of March 31, 2009, the Company had granted options to purchase 12,873,546 shares of its common stock to its employees, directors, and consultants and options to purchase 6,188,595 shares of common stock were canceled and returned to the Stock Plan, leaving 6,315,049 shares available for future grants.

12 of 41

Options may be granted as incentive stock options or nonstatutory stock options at the fair market value of such shares on the date of grant as determined by the Board of Directors. Options granted subsequent to 1996 vest over a four-year period, and expire 10 years from the date of grant, or sooner, upon termination of employment or if the stock plan is terminated by the Board of Directors.

The options granted under the 1993 Stock Option Plan include a provision whereby the option holder may elect at any time to exercise the option prior to its vesting. Unvested shares so purchased are subject to the Company’s right to repurchase the shares at the original purchase price, which right lapses at a rate equivalent to the vesting period of the original option. As of March 31, 2009, there were no shares issued and subject to repurchase under the 1993 Employee Stock Plan.

The Company made no grants of stock options or other share-based awards in 2006, 2007 or 2008 and option holders have not been permitted to exercise outstanding options since December 2005 because the Company was not current with its SEC filings. On March 31, 2009, the Company granted options to purchase approximately 3.0 million shares of its common stock to employees at an exercise price of $0.66 per share. The following assumptions were used in the fair value calculations:

Three Months Ended March 31, 2009
Dividend yield	—
Expected term	6.25
Risk-free interest rate	2.0%
Volatility rate	96.6%

The Company’s computation of expected volatility was based on historical volatility. The computation of expected term was calculated using the simplified method in accordance with Staff Accounting Bulletin No. 107 (“SAB 107”).

Unrecognized compensation expense as of March 31, 2009 was $0.3 million and will be recognized ratably over the expected remaining term of approximately 4 years.

(10)	Income Taxes

As of March 31, 2009, the Company’s unrecognized tax benefits, not including interest and penalties, remained unchanged at $4.1 million as compared to December 31, 2008. Of this liability, $1.2 million will impact the tax rate upon realization and is included in long-term income taxes payable in the accompanying condensed consolidated balance sheet. The Company records interest related to unrecognized tax benefits in income tax expense and income taxes payable. At December 31, 2008, the Company had approximately $151,000 accrued for estimated interest. No estimated penalties have been accrued. The Company accrued an additional $17,000 of interest in the three months ended March 31, 2009. The statute of limitations will lapse on approximately $263,000 of unrecognized tax benefits within the next twelve months.

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

13 of 41

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

(11)	Enterprise Wide Information

Net sales information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
United States	$5,439	$6,603
Canada	641	922
Asia/Pacific	2,929	4,738
Europe/Africa/Middle East	4,614	6,832
Latin America	420	872

	$14,043	$19,967

Long-lived assets, which consist of property and equipment, were located in the following geographic regions (in thousands):

	March 31, 2009	December 31, 2008
United States	$16,938	$17,382
Taiwan and other Asia/Pacific	2,347	2,573
Europe/Africa/Middle East	147	177

	$19,432	$20,132

Net sales information by product category is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Wireline access	$5,644	$8,057
Cable broadband	4,012	5,277
Fiber optics	4,084	5,323
Signaling	303	1,310

	$14,043	$19,967

No customer accounted for 10% or more of the Company’s sales during the three months ended March 31, 2009 and 2008.

(12)	401(k) Plan

In 1996, the Company adopted a 401(k) Plan (the “Plan”). Participation in the Plan is available to all full-time employees. Each participant may elect to contribute up to 15% of his or her annual salary, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the Plan, which vest over a six-year period beginning on the employee’s date of hire. The Plan does not provide participants with an election to use their contributions to purchase the Company’s stock. The Company made contributions to the Plan of $0.1 million during the three months ended March 31, 2008. No contributions were made during the three months ended March 31, 2009 because the Company suspended contributions to the Plan in November 2008.

14 of 41

(13)	Sale of Business

On November 19, 2008, the Company and LTE Innovations OY (“LTE”) entered into a Participation Purchase Agreement (“Purchase Agreement”) pursuant to which the Company agreed to sell Protocol Products Group (“PPG”) to LTE for approximately 8.0 million Euros, or approximately $10.7 million in cash, of which approximately $8.6 million was paid at the closing date of December 12, 2008, $0.5 million was paid during the three months ended March 31, 2009 and $1.6 million will be held in escrow for up to fifteen months after close to secure indemnities under the Purchase Agreement. The Company expects to incur significant continuing direct cash inflows related to the disposed entity as a result of the continuation of the distribution of PPG’s products in the U.S. by the Company. Therefore, the disposal does not meet the criteria to classify the results of operations of PPG, as well as its assets and liabilities, as a discontinued operation.

(14)	Legal Proceedings and Contingencies

Stockholder Litigation

On December 13, 2006, a stockholder derivative lawsuit was filed in the Superior Court of the State of California on behalf of Chris Stovall, a purported stockholder of the Company, against certain of the Company’s current and former officers, directors, and employees and naming the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty, waste, unjust enrichment and other statutory claims arising out of the Company’s stock option grant practices, which plaintiff claims included the “backdating” of stock option grants. The court has granted three times the Company’s motions to dismiss the claims based on the insufficiency of the complaint. The Company had disclosed an internal review of such practices in November 2006 and described the results of that review in its 2005 Annual Report on Form 10-K, filed on November 2, 2007.

On November 21, 2007, Mr. Stovall filed a second amended complaint alleging similar legal claims arising primarily out of the Company’s historic stock option grant practices as described in the Company’s 2005 Annual Report on Form 10-K. The second amended complaint seeks monetary damages from the individual defendants, restitution, disgorgement of profits, attorneys’ fees, and various corporate governance reforms.

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

The Company intends to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should the Company experience an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of March 31, 2009, as a loss is not considered probable or estimable.

Settlement with Wind River, Inc.

In June 2008, one of the Company’s suppliers, Wind River, Inc. (“Wind River”) asserted that the Company may have under reported and under paid royalties, after conducting a license compliance review. The Company reviewed the relevant license agreements and disputed Wind River’s claims.

On October 30, 2008, the Company and Wind River entered into a Settlement Agreement and Target Application License Agreement. Through these agreements, the Company and Wind River resolved the dispute regarding the amount of royalties the Company owed Wind River for the Company’s prior use and distribution of applicable products. Under the terms of the Settlement Agreement, the Company agreed to pay approximately $0.4 million as full payment for licenses distributed by the Company to end user customers during the period from January 1,

15 of 41

1998 through March 31, 2008. This amount was reflected in cost of sales in the Company’s March 31, 2008 10-Q, which was filed on December 30, 2008. Under the terms of the Settlement Agreement, upon the Company’s payment of an additional $0.3 million, Wind River granted the Company the perpetual right to reproduce and distribute an unlimited number of copies of specified products for use in specified products of the Company to end user customers in the future. The Company has capitalized this amount and will amortize on a straight-line basis over three years.

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

16 of 41

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below under Part II, Item 1A, “Risk Factors.” The following discussion should be read in conjunction with those risk factors and our consolidated financial statements and the notes thereto that are included elsewhere in this report.

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

On November 19, 2008, the Company and LTE Innovations OY (“LTE”) entered into a Participation Purchase Agreement (“Purchase Agreement”) pursuant to which the Company agreed to sell Protocol Products Group (“PPG”) to LTE for approximately 8.0 million Euros, or approximately $10.7 million in cash, of which approximately $8.6 million was paid at the closing date of December 12, 2008, $0.5 million was paid during the three months ended March 31, 2009 and $1.6 million will be held in escrow for up to fifteen months after close to secure indemnities under the Purchase Agreement. The Company expects to incur significant continuing direct cash inflows related to the disposed entity as a result of the continuation of the distribution of PPG’s products in the U.S. by the Company. Therefore, the disposal did not meet the criteria to classify the results of operations of PPG, as well as its assets and liabilities, as a discontinued operation. Subsequent to the acquisition, PPG was renamed Accanto Systems.

Our net sales for the three months ended March 31, 2009 decreased $5.9 million, or 30%, from the same period in 2008. Our backlog at March 31, 2009 decreased to $4.7 million, a $1.3 million decrease from the backlog of $6.0 million at December 31, 2008. Variations in the size and delivery schedules of purchase orders that we receive, as well as changes in customers’ delivery requirements, may result in substantial fluctuations in the amount of backlog orders for our products from quarter to quarter.

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

17 of 41

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

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of customers. Verizon Communications, Inc. accounted for 13% of our net sales in 2007. No customer accounted for 10% or more of our net sales in 2008 or the three months ended March 31, 2009. Overall, we anticipate that our operating results for a given period will be dependent on a small number of customers.

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

We have substantial sales denominated in euros, and to a lesser degree, amounts in Japanese yen and other currencies, and have, in prior years, used derivative financial instruments to hedge our foreign exchange risks. We record the impact of changes in the current value of such forward contracts as other income or expense. We currently do not use forward contracts to hedge our foreign exchange risks. Foreign exchange exposure from sales made in foreign currencies decreased during the three months ended March 31, 2009 as compared to the same period in 2008, and did not have a material impact on our results of operations. We have also been exposed to fluctuations in non-U.S. currency exchange rates related to our manufacturing activities in Taiwan. In the future, we expect that a growing portion of our international sales may be denominated in currencies other than U.S. dollars, thereby exposing us to gains and losses on non-U.S. currency transactions. See Part I, Item 1A, “Risk Factors—Risks of International Operations.”

Cost of Sales

Our cost of sales consists primarily of the following:

•	direct material costs of product components, manuals, product documentation, and product accessories;

•	wages, taxes, and benefits for production-related personnel;

•	overhead costs allocated to production;

•	warranty costs;

•	the costs of board level assembly by third party contract manufacturers; and

•	scrapped and reserved material purchased for use in the production process.

We recognize direct cost of sales, wages, taxes, benefits, and allocated overhead costs at the same time that we recognize revenue for products sold. We expense scrapped materials as incurred.

Our industry is characterized by limited sources and long lead times for the materials and components that we use to manufacture our products. If we underestimate our requirements, we may have inadequate inventory, resulting in higher product costs to expedite delivery of components, and resulting in lower margins. If we overestimate our requirements, we may increase our investment in inventory and the risk of the parts’ obsolescence. Industry initiatives to remove lead and other hazardous substances from products may require redesign of our products and could result in higher rates of obsolescence for components currently on hand. Any write-off of inventory could result in lower margins. See Part I, Item 1A, “Risk Factors—Dependence on Sole and Single Source Suppliers.”

Operating Costs

We classify our operating expenses into three general categories: research and development, selling and marketing, and general and administrative. Our operating expenses include stock-based compensation. We classify

18 of 41

charges to the research and development, selling and marketing, and general and administrative expense categories based on the nature of these expenses. Although each of these three categories includes expenses that are unique to the category type, each category also includes commonly recurring expenses that typically relate to all of these categories, such as salaries, amortization of stock-based compensation, employee benefits, travel and entertainment costs, communications costs, rent and facilities costs, and third party professional service fees. Research and development expenses include expenditures specific to the research and development group, such as design and prototyping costs. Selling and marketing expenses include expenditures specific to the selling and marketing group, such as commissions, public relations and advertising, trade shows, and marketing materials. General and administrative expenses include expenses specific to the general and administrative group, such as legal and professional fees.

We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon the square footage of facilities used or the headcount in each of these areas. These allocated charges include facility rent, utilities, communications charges, and depreciation expenses for our building, equipment, and office furniture.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. We have estimated the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model. For the three months ended March 31, 2009, and 2008, we recorded stock-based compensation of $10,000 and $46,000, respectively.

During the three months ended March 31, 2009 and 2008, we recognized restructuring charges of $0.1 million and $0.9 million, respectively including employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment.

Results of Operations

Net Sales by Product Category

Our net sales by product category for the three months ended March 31, 2009 and 2008 are summarized as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008
Wireline access	$5,644	$8,057
Cable broadband	4,012	5,277
Fiber optics	4,084	5,323
Signaling	303	1,310

	$14,043	$19,967

Net sales decreased 30% to $14.0 million for the three months ended March 31, 2009 from the same period in 2008. The decrease in sales is attributable to decreases in sales of wireline, broadband and fiber optics products related to the continued economic slow down and our aging product line. The decrease in signaling products primarily reflects the sale of PPG. Sales of signaling products for the three months ended March 31, 2009 relate to the distribution of Accanto Systems products in the U.S. During the three months ended March 31, 2009 and 2008, our sales were not significantly affected by changes in prices.

19 of 41

Cost of Sales

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2009	2008
Cost of Sales	$5,350	$11,151	$(5,801)	-52%
Percentage of net sales	38%	56%

Cost of sales decreased $5.8 million to $5.4 million for the three months ended March 31, 2009 compared to $11.2 million for the same period in 2008. Gross margins were 62% and 44% of net sales for the three months ended March 31, 2009 and 2008, respectively. Lower costs of sales and higher gross margin during the three months ended March 31, 2009 compared to the same period in 2008 primarily reflect lower sales and unusually high cost of sales in the prior period consisting of a $2.5 million product warranty charge related to the CM750 product sold to a major customer in prior years, $0.8 million for excess and obsolete inventory and the $0.4 million royalty settlement with Wind River, Inc. Gross margins are expected to be under continued pressure through the remainder of 2009 as product mix and the regulatory impact of Reduction of Hazardous Substances (“RoHS”) compliance on components adversely impact margins. Margins are expected to be at approximately 60-65% in 2009, although the worldwide recession may result in decreased demand and increased competition that may harm our margins.

Research and Development

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2009	2008
Research and development	$2,781	$5,274	$(2,493)	-47%
Percentage of net sales	20%	26%

Research and development (“R&D”) expenses decreased $2.5 million during the three months ended March 31, 2009 compared to the same period in 2008 primarily due to lower headcount-related expenses of $1.0 million, decreased prototype expenses of $0.2 million, decreased expenses due to the sale of PPG of $0.6 million and reduced discretionary spending due to office closure and restructuring of $0.7 million. R&D expenses tend to fluctuate from period to period, depending on the requirements at the various states of our product development cycles. R&D expenses are expected to remain at their current levels as our restructuring efforts of 2008 and the sale of PPG have fully materialized and as such, we expect to continue to control costs in this area.

Selling and Marketing

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2009	2008
Selling and marketing	$3,858	$6,331	$(2,473)	-39%
Percentage of net sales	27%	32%

Selling and marketing expenses decreased $2.5 million during the three months ended March 31, 2009 compared to the same period in 2008 primarily due to lower headcount-related expenses of $0.9 million, decreased commission costs of $0.3 million, decreased expenses due to the sale of PPG of $0.6 million and reduced discretionary spending due to office closure and restructuring of $0.7 million. We expect our selling and marketing expenses to decrease further in 2009 as we continue to reduce our direct sales force.

General and Administrative

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2009	2008
General and administrative	$2,654	$4,895	$(2,241)	-46%
Percentage of net sales	19%	25%

General and administrative (“G&A”) expenses decreased $2.2 million during the three months ended March 31, 2009 compared to the same period in 2008 primarily due to decreased legal expense of $0.3 million, lower headcount-related expenses of $0.6 million, reduced accounting and audit related professional services of $0.6 million, decreased expenses due to the sale of PPG of $0.3 million and reduced discretionary spending due to an office closure and restructuring of $0.4 million. We expect our G&A expenses to continue to decrease slightly throughout the second quarter as we complete our efforts to consolidate certain G&A functions, as our legal expenses continue to decline, and because we are now current in our SEC filings resulting in a decrease in professional services expenses.

20 of 41

Restructuring Charges

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2009	2008
Restructuring charges	$45	$943	$(898)	-95%
Percentage of net sales	0%	5%

Beginning in the first half 2008, we have initiated several restructuring activities intended to reduce costs, improve operating efficiencies and change our operations to more closely align them with our key strategic focus. Restructuring charges include employee severance and benefit costs, costs related to leased facilities to be abandoned or subleased, and impairment of owned equipment. During the three months ended March 31, 2009, we recognized $45,000 of expense for workforce reduction.

Other Income (Expense), Net

	Three Months Ended March 31,		Variance in Dollars	Variance in Percent
(Dollars in thousands)	2009	2008
Other income (expense), net	$(947)	$1,764	$(2,711)	-154%
Percentage of net sales	-7%	9%

Other income (expense), net primarily consists of interest earned on cash and investment balances, gains and losses on assets, liabilities, and transactions denominated in foreign currencies, and realized investment gains and losses. Other income (expense), net was a net expense of $0.9 million for the three months ended March 31, 2009 compared to net income of $1.8 million in the same period in 2008, primarily due to a currency fluctuation loss of $1.1 million in the three months ended March 31, 2009 compared to a currency fluctuation gain of $1.5 million in the three months ended March 31, 2008.

Income Tax Expense

Income tax expense consisted primarily of state and foreign income taxes. We recorded an income tax expense of $0.2 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Liquidity Overview

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have incurred significant losses from operations from 2002 through the first quarter of 2009, which has adversely impacted our liquidity and has significantly reduced our cash and cash equivalents. We have managed our liquidity during this time through a series of cost reduction initiatives, obtaining a secured revolving credit arrangement with a financial institution and the sale of assets. The recession in the United States and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment in 2008 and through the first quarter of 2009. Our liquidity position, as well as our operating performance, was negatively affected by these economic conditions and by other financial and business factors, many of which are beyond our control. We do not believe it is likely that these adverse economic conditions will improve significantly during the remainder of 2009. If our revenues and gross profit levels decline further in 2009 and we are unable to sufficiently reduce operating expenses, we would continue to use cash in operating activities through the end of 2009, further reducing our liquidity and cash and cash equivalents. As a result, we may become unable to pay our operating expenses on a timely basis due to a lack of sufficient liquidity.

We took actions in 2008 and through the first quarter of 2009 to both conserve cash and generate incremental cash flows. Such actions included the sale of our wholly-owned Italian subsidiary in December 2008 and restructuring activities during 2008 and in the first quarter of 2009 intended to reduce costs and improve operating efficiencies. We intend to pursue further sales of assets to generate cash, and are exploring strategic alternatives to enhance stockholder value, including a sale of the Company. We also intend to pursue obtaining a waiver of the default under our revolving credit agreement with Silicon Valley Bank (“SVB”), as well as obtaining an extension of the agreement, which otherwise expires August 12, 2009. However, there can be no assurance that we will be successful with our plans.

21 of 41

Our significant operating losses and resulting negative cash flows from operating activities, among other factors, raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Requirements and Capital Resources

At March 31, 2009 and December 31, 2008, we had working capital of $23.0 million and $22.5 million, respectively, and cash and cash equivalents of $7.2 million and $9.2 million, respectively.

On August 13, 2007, we entered into a $10 million secured revolving credit arrangement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) to improve our liquidity and working capital. We may borrow, repay and reborrow under the line of credit facility at any time. The amount that we are able to borrow under the Loan Agreement will vary based on the eligible accounts receivable, as defined in the agreement. The borrowing base on the Loan Agreement is $5 million plus 80% of eligible accounts receivable. The line of credit facility bears interest at the bank’s prime rate (4% at March 31, 2009). This line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, tangible net worth and the satisfaction of a quick ratio test. In addition, the Loan Agreement contains customary events of default. Upon the occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the credit arrangement are due and payable. The Loan Agreement expires on August 12, 2009.

The Loan Agreement contains a covenant that required the Company to maintain tangible net worth of $50 million as of March 31 and June 30, 2008 and $44 million as of September 30 and December 31, 2008. The Company was not in compliance with this covenant as of those dates. As of March 31, 2009, the Company was required to maintain tangible net worth of $40 million and was in compliance as of that date. The Company has not obtained a waiver for the previous covenant violations. As a result, SVB may at any time declare immediately due and payable all of the Company’s obligations under the Loan Agreement, cease extending credit or resort to other rights and remedies under the Loan Agreement. The Company is currently not able to borrow any additional amounts under the Loan Agreement. There was $2.0 million outstanding under the Loan Agreement as of March 31, 2009.

We have not used off-balance sheet financing arrangements, issued or purchased derivative instruments linked to our stock, or used our stock as a form of liquidity. We do not believe that there are any known or reasonably likely changes in credit ratings or ratings outlook, or an inability to achieve such changes, which would have any significant impact on our operations.

Sources and Uses of Cash

In general, we have financed our operations and capital expenditures primarily using cash flows generated by our operating activities, sale of assets and available credit facilities. Our cash and cash equivalents are held in accounts managed by third party financial institutions and consist of cash invested in money market funds and cash in our operating accounts. To date, we have experienced no loss of access to our cash or cash equivalents; however, there can be no assurance that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Cash used in operating activities of $2.5 million during the three months ended March 31, 2009 was primarily attributable to our net loss of $1.8 million and a reduction in our accounts payable and accrued liabilities of $3.6 million, offset by non-cash items of depreciation and amortization of $0.7 million and by decreases in accounts receivable of $1.9 million.

Cash provided by investing activities of $0.3 million during the three months ended March 31, 2009 was primarily due to additional proceeds from the sale of PPG of $0.5 million offset by capital expenditures of $0.2 million. As of March 31, 2009, we had no plans for nonrecurring capital expenditures outside the usual course of those needed for our ongoing production, research and development, and selling and marketing activities.

Cash used in financing activities was negligible during the three months ended March 31, 2009.

22 of 41

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Contractual Obligations

During the three months ended March 31, 2009, there were no material changes outside the ordinary course of our business in long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, liability for uncertain tax positions or any other long-term liabilities reflected on our condensed consolidated balance sheet.

As of March 31, 2009, the liability for unrecognized tax benefits was $4.1 million, not including accrued interest and penalties. No cash payment is expected to be paid within one year.

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

Our management has reviewed our critical accounting policies and the related disclosures with our Audit Committee. These policies and our procedures related to these policies are described further in our Annual Report on Form 10-K for the year ended December 31, 2008 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies.”

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. This statement will apply to the Company with respect to any acquisitions after January 1, 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires the measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end. SFAS 158 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has evaluated the impact of SFAS 158 and the effect is not material to the Company’s financial position, results of operations and cash flow.

23 of 41

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 requires noncontrolling interests, previously referred to as minority interests, to be reported as a component of equity, net income and comprehensive income to be displayed for both the controlling and noncontrolling interests, along with other required disclosures and reconciliations. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has evaluated the impact of SFAS 160 and the effect is not material to the Company’s financial position, results of operations and cash flow.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 establishes disclosure requirements for derivative instruments and hedging activities. The disclosures required by SFAS 161 will be provided for fiscal years ending after November 15, 2008. Since SFAS 161 only requires additional disclosure, there is no effect to the Company’s financial position, results of operations and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We sell our products in North America, the Asia/Pacific region, Latin America, Africa, the Middle East, and Europe and maintain operations in several different countries. Changes in currency exchange rates affect the valuation in our financial statements of the assets and liabilities of these operations. We also have a portion of our sales denominated in euros, Japanese yen, and other currencies, which are also affected by changes in currency exchange rates. To hedge these risks, we have, at certain times, used derivative financial instruments. As of March 31, 2009, we had no derivative financial instruments or other foreign exchange risk hedging devices. With or without hedges, our financial results could be affected by changes in foreign currency exchange rates, although foreign exchange risks have not been material to our financial position or results of operations to date.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2009. We determined that, as a result of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Notwithstanding the material weaknesses discussed below, our management, based upon the substantial work performed during the preparation of this report, has concluded that information we are required to disclose in this Form 10-Q under the Exchange Act was accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow decisions regarding required disclosures.

24 of 41

Controls over inventory management

Our controls over the tracking and costing of inventories did not operate effectively resulting in adjustments to our inventories and delays in the completion of our financial statements. These deficiencies were due to turnover of staff at both the senior and junior levels during 2008 and when combined, led to a material weakness over inventory management.

During the three months ended March 31, 2009, management implemented the following actions intended to remediate this material weakness:

•	Additional resources have been hired to ensure that the controls over inventory management are operating effectively.

•	Procedures related to physical inventory counts were modified and a cycle count program was implemented to ensure accurate tracking of the physical movement of inventories.

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

During the three months ended March 31, 2009, management implemented the following actions intended to remediate this material weakness:

•	Management conducted a review of account reconciliations.

Management believes the measures that have been and will be implemented to remediate the material weaknesses have had a significant and positive impact on our internal control over financial reporting since December 31, 2008 and anticipates that these measures and other ongoing enhancements will continue to strengthen our internal control over financial reporting in future periods.

Although we have implemented and continue to implement remediation efforts, a material weakness indicates that there is more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected. In addition, we cannot ensure that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We have taken and are taking steps to improve our internal control over financial reporting. The efforts we have taken and continue to take are subject to continued management review supported by confirmation and testing by management, as well as Audit Committee oversight. As a result, additional changes are expected to be made to our internal control over financial reporting.

We performed additional analyses and other post-closing procedures to address the material weaknesses and to ensure that the interim condensed consolidated financial statements contained in this report were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no other changes in internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those discussed above.

25 of 41

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

On December 13, 2006, a stockholder derivative lawsuit was filed in the Superior Court of the State of California on behalf of Chris Stovall, a purported stockholder of the Company, against certain of our current and former officers, directors, and employees and naming the Company as a nominal defendant. The complaint asserts claims for breach of fiduciary duty, waste, unjust enrichment and other statutory claims arising out of our stock option grant practices, which plaintiff claims included the “backdating” of stock option grants. The court granted three times our motions to dismiss the claims based on the insufficiency of the complaint. We disclosed an internal review of such practices in November 2006 and described the results of that review in our 2005 Annual Report on Form 10-K filed on November 2, 2007.

On November 21, 2007, Mr. Stovall filed a second amended complaint alleging similar legal claims arising primarily out of the historic stock option grant practices as described in our 2005 Annual Report on Form 10-K. The second amended complaint seeks monetary damages from the individual defendants, restitution, disgorgement of profits, attorneys’ fees, and various corporate governance reforms.

In February 2008, the parties attempted to resolve the litigation through mediation, but were unsuccessful. In May 2008, the court granted our motion to dismiss the plaintiff’s claims for a third time based on the insufficiency of the complaint, but left the plaintiff with the ability to further amend the complaint. In June 2008, Stovall filed a third amended complaint alleging similar legal claims arising primarily out of our historic stock option grant practices, including prior to our initial public offering. In August 2008, the court denied our motion to dismiss the plaintiff’s claims against it and the individual defendants, but did not rule on the individual defendants’ motion to dismiss the plaintiff’s claims. In October 2008, the court denied the individual defendants’ motion to dismiss the plaintiff’s claim and allowed the plaintiff to proceed. In January 2009, we answered the complaint with a general denial and asserted all available affirmative defenses. In February 2009, the court granted the motion of one individual defendant to compel arbitration of the claims against him, and the other individual defendants filed a motion to separately try the issues related to the plaintiff’s standing to sue. A hearing on the individual defendants’ motion to separately try the issues related to the plaintiff’s standing to sue was held on April 10, 2009. The court has not yet ruled on that motion.

We intend to continue to assert all available defenses. The parties may continue with their mediation efforts in the future. The outcome of this litigation is uncertain and should we receive an unfavorable ruling, there exists the possibility of a material adverse impact on its financial condition, results of operations and cash flows for the period in which the ruling occurs. No amount was accrued for this contingency as of March 31, 2009 as a loss is not considered probable or estimable.

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

26 of 41

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

Our consolidated financial statements were prepared assuming that we will continue as a going concern. Our recurring losses from operations over many years and our inability to generate sufficient cash flows to meet our obligations creates substantial doubt about our ability to sustain our operations and continue as a going concern. The global economic downturn created a substantially more difficult business environment in 2008 and through the first quarter of 2009, affecting our liquidity and operating performance. We believe it is unlikely that these adverse economic conditions will improve significantly during the remainder of 2009, and if our revenues and gross profit levels decline further and we are unable to reduce operating expenses sufficiently, we may become unable to pay our operating expenses on a timely basis due to a lack of sufficient liquidity. Our cost reduction initiatives, credit arrangements and asset sales may not provide sufficient liquidity for us to continue as a going concern.

Liquidity—Our lack of liquid funds and other sources of financing may limit our ability to maintain our existing operations, grow our business and compete effectively.

Our continued losses reduced our cash and cash equivalents in 2008 and through the first quarter of 2009. As of March 31, 2009, we had approximately $7.2 million in cash and cash equivalents and $2.0 million outstanding under our bank lending facility. In order to meet our needs, we may be required to sell assets, or to borrow on potentially unfavorable terms, to finance our capital expenditures and working capital needs for our business. We may be unable to sell assets, or unable to borrow at favorable terms, if at all, to meet these needs. As a result, we may become unable to pay our ordinary expenses, including our debt service, on a timely basis. Our current lack of liquidity could harm us by:

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

We have been delisted from NASDAQ and from time to time we have not been in compliance with SEC reporting requirements, making it generally more difficult to obtain equity or debt financing on financially attractive or acceptable terms. Further, the recent downturn in the capital markets generally makes it more difficult for us to obtain financing through the issuance of equity or debt securities. We cannot be certain that additional financing will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be a material adverse impact on our business and operations. We also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

In December 2008, Silicon Valley Bank waived our default under our Loan Agreement with respect to non-compliance of maintaining banking relationships with SVB and consented to our sale of Sunrise Telecom S.r.l. to LTE Innovations OY. The amendment does not contain any consent by SVB or waiver of the bank’s rights and remedies with respect to our default under a Loan Agreement covenant pursuant to which we were required to maintain tangible net worth of $44 million for the quarters ended September 30, 2008 and December 31, 2008. As of March 31, 2009 the Company was required to maintain tangible net worth of $40 million and was in compliance as of that date. As a result of the previous covenant violations, Silicon Valley Bank may at any time declare immediately due and payable all of our obligations under the Loan Agreement ($2.0 million as of March 31, 2009), cease extending credit or resort to other rights and remedies under the Loan Agreement. Silicon Valley Bank currently is not allowing us to borrow any additional amounts under the Loan Agreement.

27 of 41

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

As a result of material weaknesses identified, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008. The material weaknesses related to controls over inventory management and financial reporting as a result of turnover of staff both at the senior and junior levels including the departures of our San Jose Controller, Director of Tax & Treasury, Corporate Controller, Assistant Controller and the Broadband Controller in the second half of 2008.

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

We will not apply to relist our common stock on a national securities exchange until we have filed all reports required to be filed with the SEC. There can be no assurance that we will be able to obtain listing of our common stock on a national securities exchange. We may decide it is not in our stockholders’ best interests to apply for a listing on a national securities exchange now that we have become current with our SEC reporting requirements. Any decision we make not to apply to relist our common stock on a national securities exchange could result in our inability to retain and hire key personnel.

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

28 of 41

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

Delisting from NASDAQ—Our common stock was delisted from the NASDAQ Stock Market, which could adversely affect the price of our stock and the ability of our stockholders to trade in our stock. We have not been in compliance with SEC reporting requirements and if we are unable to remain in compliance with SEC reporting requirements, there may be a material adverse effect on us and our stock price.

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

From time to time, we have not been current in the filing of our periodic reports with the SEC, and our efforts in becoming current have required and will continue to require substantial management time and attention as well as

29 of 41

additional accounting and legal expense. In addition, if we are unable to remain current in our filings with the SEC, we may face several adverse consequences. If we are unable to remain current in our filings with the SEC, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities.

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

If we do not properly implement practices and controls with respect to compliance with the FCPA and similar laws, or if we fail to enforce those practices and controls properly, we may be subject to regulatory sanctions. For example, the SEC and the U.S. Department of Justice (the “DOJ”) may assert that we have violated the FCPA, which could lead to fines against us and other penalties or remedies, such as appointment of a monitor or suspension of our ability to contract with U.S. or foreign governmental agencies. Investigations or sanctions by the SEC and DOJ in connection with FCPA enforcement, and internal investigations into whether or not violations have occurred, can be expensive and time-consuming for us. Any of these outcomes may have an adverse effect on our business, and could adversely affect our financial results and financial condition.

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

30 of 41

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

Sales of our DSL and other wireline access products accounted for approximately 40% of our net sales for the three months ended March 31, 2009 and 2008. Currently, our DSL products are primarily used by a limited number of incumbent local exchange carriers, including the regional Bell operating companies, and competitive local exchange carriers who offer DSL services. These parties, and other Internet service providers and users, are continuously evaluating alternative high-speed data access technologies, including cable modems, fiber optics, wireless technology, and satellite technologies, and may, at any time, adopt these competing technologies. These competing technologies may ultimately prove to be superior to DSL services and continue to reduce or eliminate the demand for our DSL products.

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

Moreover, a relatively small number of customers account for a large percentage of our net sales. Net sales from our top five customers accounted for approximately 26% and 21% of net sales for the three months ended March 31, 2009 and 2008, respectively. In general, our customers are not subject to long-term supply contracts with us and are not obligated to purchase a specific amount of products from us or to provide us with binding forecasts of purchases for any period.

31 of 41

Historically, a significant portion of our net sales have come from a small number of relatively large orders from a limited number of large customers. We anticipate that our operating results for a given period will continue to be dependent on a limited number of customers.

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

32 of 41

Managing Growth and Slowdowns—We may have difficulty managing expansions and contractions in our operations, which could reduce our chances of maintaining or restoring our profitability.

We experienced rapid growth in revenues and in our business during 1999 and 2000 followed by significant slowdowns in 2001 and 2002, which were then followed by sales increases in subsequent years. We experienced rapid growth in revenues between 2005 and 2006, which have been followed by significant declines in sales in 2007, 2008 and through the first quarter of 2009. These periods of expansion and contraction in our revenues and operations have placed, and may continue to place, a significant strain on our management and operations. As a result of our historical growth and potential future growth or slowdowns, we face several risks, including the following:

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

33 of 41

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

Sales to customers located outside of the United States accounted for approximately 61% and 67% for the three months ended March 31, 2009 and 2008, respectively. We expect international revenues to continue to account for a significant percentage of net sales for the foreseeable future. As a result, we will face various risks relating to our international operations, including the following:

•	fluctuations in foreign currency exchange;

•	potentially adverse tax consequences related to acquisitions and operations, including the ability to claim goodwill deductions and a foreign tax credit against U.S. federal income taxes; and

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

In addition, the Asia/Pacific and Latin America regions, both high-growth emerging markets for telecommunications equipment, have experienced instability in many of their economies and significant devaluations in local currencies. Sales from customers located in these regions accounted for approximately 24% and 28% for the three months ended March 31, 2009 and 2008, respectively. These economic instabilities may continue or worsen, which could have a material adverse effect on our results of operations. If international revenues are not adequate to offset the additional expense of expanding international operations, our future growth and profitability could suffer.

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

34 of 41

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

35 of 41

Most of our intellectual property and proprietary technology is not protected by patents and as a result our intellectual property may not be adequately protected. If unauthorized persons were to copy, obtain, or otherwise misappropriate our intellectual property or proprietary technology, the value of our investment in research and development would decline, our reputation and brand could be diminished, and we would likely suffer a decline in revenues. We believe these risks, which are present in any business in which intellectual property and proprietary technology play an important role, are exacerbated by the difficulty in monitoring and detecting the unauthorized use of intellectual property in our business, the increasing incidence of patent infringement in our industry in general, and the difficulty of enforcing intellectual property rights in some foreign countries.

Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent the misappropriation of our intellectual property or proprietary technology. Our inability to protect our intellectual property or proprietary technology may adversely affect our competitive business position.

Litigation has in the past been, and may in the future be, necessary to enforce our intellectual property rights and/or defend against the accusations of others. This kind of litigation is time-consuming and expensive to prosecute and resolve and results in a substantial diversion of management resources. We cannot assure you that we will be successful in this type of litigation; that our intellectual property rights will be held valid and enforceable in any litigation; or that we will otherwise be able to protect our intellectual property and proprietary technology.

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

36 of 41

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

37 of 41

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-Q

			Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-K	March 16, 2001	3.1

3.2	Amended and Restated Bylaws	10-K	October 31, 2008	3.2

4.1	Specimen Stock Certificate	S-1/A	April 13, 2000	4.1

10.1	Settlement Agreement dated as of October 30, 2008 by and between Sunrise Telecom Incorporated and Wind River, Inc.	8-K	November 5, 2008	99.1

10.2	Target Application License Agreement dated as of October 30, 2008 by and between Sunrise Telecom Incorporated and Winder River, Inc.	8-K	November 5, 2008	99.2

10.3	Loan and Security Agreement dated as of August 13, 2007 among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc.	8-K	August 13, 2007	10.01

10.4	Amendment No. 1 to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated as of December 28, 2007.	8-K	January 3, 2008	10.01

10.5	Amendment No. 2 and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated August 12, 2008.	8-K	August 14, 2008	99.1

10.6	Amendment No. 3 Consent and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated December 12, 2008.	8-K	December 12, 2008	99.1

10.7	Participation Purchase Agreement between the Company and LTE Innovations OY, Italy dated November 19, 2008.	8-K	November 24, 2008	10.01

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

38 of 41

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.	X

39 of 41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE TELECOM INCORPORATED (Registrant)
Date: May 18, 2009

	By:	/s/ Paul A. Marshall
Paul A. Marshall
President and Chief Executive Officer

	By:	/s/ Richard D. Kent
Richard D. Kent
Chief Financial Officer

40 of 41

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description	Form	Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	10-K	March 16, 2001	3.1

3.2	Amended and Restated Bylaws	10-K	October 31, 2008	3.2

4.1	Specimen Stock Certificate	S-1/A	April 13, 2000	4.1

10.1	Settlement Agreement dated as of October 30, 2008 by and between Sunrise Telecom Incorporated and Wind River, Inc.	8-K	November 5, 2008	99.1

10.2	Target Application License Agreement dated as of October 30, 2008 by and between Sunrise Telecom Incorporated and Winder River, Inc.	8-K	November 5, 2008	99.2

10.3	Loan and Security Agreement dated as of August 13, 2007 among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc.	8-K	August 13, 2007	10.01

10.4	Amendment No. 1 to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated as of December 28, 2007.	8-K	January 3, 2008	10.01

10.5	Amendment No. 2 and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated August 12, 2008.	8-K	August 14, 2008	99.1

10.6	Amendment No. 3 Consent and Limited Waiver to Loan and Security Agreement by and among Silicon Valley Bank, Sunrise Telecom Incorporated and Sunrise Telecom Broadband, Inc. dated December 12, 2008.	8-K	December 12, 2008	99.1

10.7	Participation Purchase Agreement between the Company and LTE Innovations OY, Italy dated November 19, 2008.	8-K	November 24, 2008	10.01

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.				X

41 of 41